Form 10-K
period 1996-06-30
DT INDUSTRIES INC
filed 1996-09-30
CIK 918999

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from __________ to __________
                         Commission File Number 0-23400

                              --------------------

                              DT INDUSTRIES, INC.
             [Exact name of registrant as specified in its charter]

                     DELAWARE                         44-0537828
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)
           Corporate Centre, Suite 2-300
                 1949 E. Sunshine                       65804
                 Springfield, MO                      (Zip Code)
      (Address of principal executive offices)

       Registrant's telephone number, including area code: (417) 890-0102

                              --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
          Title of each class                        on which registered
          -------------------                       ---------------------
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                             (Title of each class)

                              --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.
                                              ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X .
          ----
     As of September 16, 1996, the aggregate market value of the voting stock held by non-affiliates (5,521,104 shares) of the registrant was $179,435,880 (based on the closing sales price, on such date, of $32.50 per share).

     As of September 16, 1996, there were 9,009,250 shares of common stock, $0.01 par value outstanding.

                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
          Proxy Statement Dated October 1, 1996 (portion) (Part III).
               Annual Report to Shareholders for the Fiscal Year
              Ended June 30, 1996 (portion) (Parts I, II and IV).

                              DT INDUSTRIES, INC.
                              INDEX TO FORM 10-K

                                                                            Page

                                     Part I

Item 1.   Business...................................................         1

Item 2.   Properties.................................................        12

Item 3.   Legal Proceedings..........................................        13

Item 4.   Submission of Matters to a Vote of Security Holders........        13


                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters....................................................        14

Item 6.   Selected Financial Data....................................        14

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................        15

Item 8.   Financial Statements and Supplementary Data................        25

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................        25


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.........        26

Item 11.  Executive Compensation.....................................        26

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................        26

Item 13.  Certain Relationships and Related Transactions.............        26


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K...................................................        27

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         DT Industries, Inc. ("DTI", the "Registrant" or the "Company") is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. In addition, the Company produces precision metal components and wear parts for a broad range of industrial applications. The Company operates in two business segments: Special Machines and Components:

         - The Special Machines segment, which accounts for approximately 80% of the Company's consolidated net sales, consists of two core groups: DTI Automation and DTI Packaging. DTI Automation designs and builds a complete line of integrated automated assembly and testing systems. Integrated systems combine a variety of manufacturing technologies into a complete automated manufacturing system. Core capabilities of the Automation Group include the design and manufacture of small to large automated assembly systems, high-speed precision assembly systems, flexible assembly systems, automated resistance and arc welding systems and RIGO thermoforming systems. The Automation Group also designs and builds a variety of custom equipment, special machines and tools and dies. DTI Packaging designs and builds proprietary machines and integrated systems used to perform processing and packaging tasks. Core capabilities of the Packaging Group include the design and manufacture of thermoforming, blister packaging and foam extrusion systems, and a complete line of tablet processing and packaging systems. The Special Machines segment's products are used principally in the electronics, automotive, pharmaceutical, nutritional and food processing, consumer products, appliance and tire industries. Sales of products by the Company's Special Machines segment also produce a stream of recurring revenues from replacement parts and service as the Company's substantial installed base of equipment is maintained and upgraded over time. Each group is made up of a class of products and services that complement one another in terms of markets, engineering requirements, product needs and systems capabilities.

         - The Components segment, which accounts for approximately 20% of consolidated net sales, stamps and fabricates a range of standard and custom metal components for the transportation, appliance, heavy equipment, agricultural equipment and electrical industries as well as wear parts for the textile industry.

         The Company is a Delaware corporation organized in January 1993 and the successor to Peer Corporation, Detroit Tool Group, Inc. ("DTG") and Detroit Tool and Engineering Company ("DTE"). Peer Corporation was organized in June 1992 to acquire the business and assets of the Peer Division of Teledyne, Inc. ("Peer") and the stock of DTG, the sole stockholder of DTE and Detroit Tool Metal Products Co. ("DTMP"). Through acquisition and product development, the Company has grown from net sales of $50.6 million in the fiscal year ended June 30, 1993 to fiscal 1996 consolidated net sales of $235.9 million.

         On July 19, 1996, following the end of the Company's fiscal year, the Company acquired the issued and outstanding stock of Mid-West Automation Enterprises, Inc. ("Mid-West"), a designer and manufacturer of integrated precision assembly systems. Mid-West's revenues for its fiscal year ended May 26, 1996 were approximately $88 million.

         The following table summarizes all the acquisitions made by the Company, segregated by business segment and core business group:

ACQUISITION                           DATE            BUSINESS
SPECIAL MACHINES SEGMENT

  DTI AUTOMATION:

    Peer Division of Teledyne,        July 1992       Designer  and  manufacturer  of  resistance
      Inc.                                            welding equipment and related parts

    Detroit Tool and Engineering      August 1992     Designer  and  manufacturer  of  integrated
      Company                                         manufacturing systems and custom equipment,
                                                      including tools and dies

    Advanced Assembly                 August 1994     Designer,  manufacturer  and  integrator of
      Automation, Inc. ("AAA")                        automated production and testing equipment

    Assembly Machines, Inc.           January 1996    Manufacturer of high-speed assembly systems
      ("AMI")

    Mid-West Automation               July 1996       Designer  and  manufacturer  of  integrated
      Enterprises, Inc.                               precision assembly systems


  DTI PACKAGING:

    Sencorp Systems, Inc.             August 1993     Designer  and   manufacturer   of  plastics
      ("Sencorp")                                     processing and packaging equipment, systems
                                                      and related parts

    Stokes-Merrill, Inc.              December 1993   Designer   and   manufacturer   of   rotary
      ("Stokes-Merrill")                              presses,   tablet  counting  equipment  and
                                                      related parts

    Lakso Division of Package         February 1995   Designer  and  manufacturer   of  automated
    Machinery Company ("Lakso")                       packaging  machinery,  systems  and related
                                                      parts

    Armac Industries, Ltd.            February 1995   Designer  and   manufacturer   of  plastics
      ("Armac")                                       processing and packaging equipment

    H.G. Kalish, Inc. ("Kalish")      August 1995     Designer,  manufacturer  and  integrator of
                                                      liquid   filling   and   tablet   packaging
                                                      equipment

    Swiftpack Automation              November 1995   Designer  and   manufacturer  of  packaging
      Limited ("Swiftpack")                           equipment primarily  for the pharmaceutical
                                                      market


  COMPONENTS SEGMENT

    Detroit Tool Metal Products Co.   August 1992     Manufacturer   of   custom   stamped  metal
                                                      products

    Fred J. Potter Co., Inc.          December 1992   Manufacturer  of precision  wear  parts for
      ("Potter")                                      industrial knitting machines

    Arrow Precision Elements,         September 1995  Manufacturer  and  distributor of a line of
      Inc. ("Arrow")                                  knitting elements

         Financial information about the Company's industry segments is included in Note 15 to the Consolidated Financial Statements of the Company.

         The Company's principal executive offices are located at 1949 E. Sunshine, Suite 2-300, Springfield, Missouri 65804 and its telephone number is
(417) 890-0102.

BUSINESS STRATEGY

         The goal of DT Industries, Inc. is to provide, develop or acquire complementary technologies and capabilities to supply customers with integrated processing, assembly, testing and packaging systems for their products. The Company believes certain trends in today's economic environment will provide it with substantial growth opportunities. These trends among its customer base include increased productivity and quality focus, flexibility, globalization, outsourcing, downsizing, and vendor rationalization. The Company believes its special machines business has greater versatility in manufacturing and engineering than smaller, less integrated competitors and combining this versatility with proprietary branded technology will result in greater opportunities for internal growth. As an element of this operating strategy, DTI seeks to improve profitability through control of overhead costs and capital programs to reduce manufacturing costs.

         Key elements of the Company's strategy include the following:

         ACQUISITIONS. The markets for the Company's products are fragmented. Special machines, for example, are characterized by a number of industry niches in which few manufacturers compete. The Special Machines segment has established its presence in particular niches through acquisitions, and the Company intends to pursue additional acquisitions, or strategic alliances with, companies which are established technical and market leaders. The Company can provide its customers more complete integrated automation systems by continuing to expand the breadth of its products and engineering expertise, a capability the Company believes will enable it to benefit from its customers' increasing demand for complete systems. Additionally, the Company will pursue acquisitions, or strategic alliances with, companies which provide significant potential for cross-selling among the various product lines, margin improvement through greater use of in-house manufacturing and cost savings through more efficient utilization of manufacturing capacity.

         CROSS-SELLING. The Company works closely with its customers to provide products which meet their evolving needs and it seeks to differentiate itself from its competitors by emphasizing product quality, service and single source project management. The Company's sales force capitalizes upon its technical expertise in Company products and particular industry niches in which the Company competes. As the Company implements its acquisition strategy and integrates acquired operations, it is able to expand the range of products it can offer to its customers. The Company believes substantial cross-selling opportunities exist across the product lines of the Special Machines segment. For example, the combined marketing efforts and engineering capabilities of AAA and AMI were successful in obtaining an $8 million project from a significant customer that might have gone to a competitor. While AAA had established a strong customer relationship, the project required certain technologies provided by AMI.

         ENGINEERING EXPERTISE. The Company's engineering strategy is to satisfy the growing demand for small, medium and large complex, integrated automation solutions by utilizing the versatile engineering expertise of its special machines businesses. Additionally, the custom tool and die engineering expertise of the Company's Special Machines segment provides the Components segment with the ability to offer customers complex precision stamping solutions. The Company expects to continue to acquire engineering and design expertise through acquisitions and licensing arrangements.

         MANUFACTURING   SYNERGIES.   The   Company   intends  to  utilize   its
manufacturing capacity and engineering capabilities fully by directing work to facilities with specific capabilities and manufacturing strengths.

         PRODUCT LINE EXPANSION. Through acquisitions, product license arrangement and strategic alliances, the Company has increased its engineering capabilities and product offerings. DTI Packaging now has the capability to provide customers with fully integrated tablet processing and packaging systems. DTI Automation has increased its assembly systems capabilities as more fully described in Markets and Products below. The Company's objective is to provide customers with integrated automation solutions rather than single use equipment. The Company also uses its engineering expertise and manufacturing capability to develop new products and technology for existing markets the Company serves and to provide entree into new markets.

         INTERNATIONAL. Although less than 15% of the Company's consolidated net sales has been attributable to international sales, the Company seeks to increase its international sales through strategic alliances, international agents, foreign offices and acquisitions. The Company acquired Canadian-based Kalish and the U.K.-based Swiftpack during fiscal 1996 significantly enhancing its international packaging presence. Also, continued international sales growth by DTI Packaging has resulted from the strategic alliance with David Standard Corporation for the sales of foam extrusion systems. DTI Automation continued to expand its international presence by forming an alliance with a subsidiary of Claas KGaA to open a sales and service office in Beelen, Germany. This alliance also makes it possible to market the automation systems of one of Europe's finest manufacturers to the Company's customer base.


MARKETS AND PRODUCTS

         SPECIAL MACHINES. The Special Machines segment designs and builds a complete line of automated production systems used to manufacture, test and/or package products for a range of industries, including electronics, automotive, pharmaceutical, nutritional and food processing, consumer products, appliance and tires. The Company also manufactures custom production equipment for specific customer applications, proprietary machines for specific industrial applications and integrated systems which may combine features of custom and proprietary equipment. The Special Machines segment consists of two core business groups: DTI Automation and DTI Packaging.

         DTI AUTOMATION. The DTI Automation group designs and builds a complete line of automated assembly and test systems, special machines and large complex dies. The Group is ideally suited for fast-paced, concurrent engineering projects where changes in tooling and processes can occur in an advanced stage of system design. Sales from DTI Automation accounted for approximately 45%, 45% and 47% of consolidated net sales for fiscal 1996, 1995 and 1994, respectively.

         INTEGRATED SYSTEMS. Integrated systems combine a wide variety of manufacturing technologies into a complete automated manufacturing system. Utilizing advanced computers, robotics, vision systems and other technologies, the Company provides small to large automated assembly systems, high-speed precision assembly systems, flexible assembly systems, automated resistance and arc welding systems for the electronics, automotive, appliance, electrical, and hardware industries. The Company's expansion in providing a full range of integrated, automated systems was enhanced during fiscal 1996 by the acquisition of Assembly Machines, Inc. and has been further accelerated with the recent acquisition of Mid-West Automation Enterprises, Inc. Mid-West offers a variety of precision assembly equipment to industry, utilizing proprietary modular building blocks and standardized components in carousel, in-line and rotary assembly systems.

         CUSTOM MACHINES. The Company's custom machine building capabilities include: engineering, project management, machining and fabrication of components, installation of electrical controls, final assembly and testing. A customer will usually approach the Company with a manufacturing objective, and DTI will work with the customer to design, engineer, assemble, test and install a machine to meet the objective. The customer often retains rights to the design after delivery of the machine since the purchase contract typically includes the design of the machine, however, the engineering and manufacturing expertise gained in designing and building the machine is often reapplied by the Company in projects for other customers.

         RIGO THERMOFORMERS. Under a license agreement with RIGO Group, S.r.l., COMI S.r.l. and PMM S.R.l., the Company has the rights to use certain deep-draw thermoforming technology. The Company is utilizing the RIGO technology in a line of machines designed to produce the inner liners for refrigerators ("RIGO
Systems"). The Company believes the RIGO technology provides significant advantages over competing technology, such as quicker changeover of tooling, lower material costs, higher productivity and greater end product efficiency. The license agreement continues until terminated in accordance with its provisions and may be terminated by either party upon 90 days' notice to the other.

         TOOLING AND DIES. The Company possesses considerable expertise in the design, engineering and production of precision tools and dies. The Company utilizes its precision machining capability and skilled work force to produce a variety of precision dies including single stage, progressive and transfer dies. Progressive and transfer dies are designed to perform multiple functions as the piece of metal proceeds through the press. The Company is often able to design a die that minimizes the amount of scrap produced in the stamping process, which lowers the overall production costs associated with the die. The Company currently employs approximately 50 tool and die makers and trains them through a federally-certified apprenticeship program. Personnel trained as tool and die makers often apply their skills to the manufacture of the Company's special machines. The Company maintains sophisticated networked CAD/CAM technology which improves its tool and die production capabilities, lowers costs, increases flexibility and reduces production time. The Special Machines segment's tool and die operations also provide marketing opportunities to the Components segment because the Components Group is often used to test a die and obtain the initial opportunity to pursue the stamping business.

         AUTOMATED RESISTANCE AND ARC WELDING SYSTEMS. The Company manufactures and sells a line of standard resistance welding equipment as well as special automated welding systems designed and built for specific applications. Marketed under the brand name Peer(TM), the Company's products are used in the automotive, appliance and electrical industries to fabricate and assemble components and subassemblies. The Company's resistance welding equipment is also used in the manufacture of file cabinets, school and athletic lockers, store display shelves, metal furniture and material storage products.

         DTI PACKAGING. The DTI Packaging group designs and builds proprietary machines and integrated systems which are marketed under individual brand names and manufactured for specific industrial applications using designs owned or licensed by the Company. Although these machines are generally cataloged as specific models, they are usually modified for specific customer requirements and often combined with other machines into integrated systems. Many customers also request additional accessories and features which typically generate higher revenues and enhanced profit opportunities. DTI Packaging products include thermoformers, blister packaging systems, extrusion systems, rotary presses and complete packaging systems. Packaging systems include: bottle unscrambling, tablet counting, filling, cottoning, capping, labeling, collating, cartoning and liquid filling, electronic filling and tube filling, many of which have been added during fiscal 1996. The Company believes this equipment maintains a strong reputation among its customers for quality, reliability and ease of operation and maintenance. The Company also sells replacement parts and accessories for its substantial installed base of machines. Sales from DTI Packaging accounted for approximately 37%, 31% and 24% of consolidated net sales for fiscal 1996, 1995 and 1994, respectively.

         THERMOFORMERS. A thermoformer is a machine which heats plastic material and uses pressure and/or vacuum to force it into a mold to form a product.
Marketed under the brand names Sencorp(R) and Armac(TM), the Company's thermoformers are used by customers in North America, Europe and Asia to form a variety of products including: specialized cups, plates and food containers, trays for food and medical products and other plastic applications.

         The Company's thermoformers are sold primarily to custom formers who use the machines to create thermoformed items which are sold to a variety of end users. The Company also sells thermoformers directly to end users, including large producers of electrical and healthcare products, cosmetics, hardware, and other consumer products.

         The Company's thermoformers can be used to form all thermoplastic materials which are fed into the machines from rolls. The Company produces a line of thermoformers of different sizes, heating ovens, maximum draw depths and press capacities. Certain thermoformers produced by the Company feature a fully integrated process control system to regulate the thermoformer's functions. Depending upon the customer's requirements, the control system is capable of networking with, or downloading to, the customer's computers or other equipment and the Company's service center. This on-line diagnostic capability allows the Company to provide real-time service and support to its customers. The Company believes it is the only thermoformer manufacturer offering such a service.

         BLISTER PACKAGING SYSTEMS. Blister packaging is an increasingly common method of displaying consumer products for sale in hardware stores, convenience stores, warehouse stores, drug stores and similar retail outlets. Batteries, cosmetics, hardware items, electrical components, razor blades and toys are among the large variety of products sold in a clear plastic blister or two-sided package. The Company designs and manufactures machinery marketed under the brand names Sencorp(R) and Armac(TM) which performs blister packaging by heat-sealing a clear plastic bubble, or blister, onto coated paperboard, or by sealing two-sided packages using heat or microwave technology.

         The   Company's   blister  packaging  systems  are  primarily  sold  to
manufacturers of the end products. These customers, with higher volume production requirements, may use a thermoformer in-line with a blister sealer to form blisters, insert their product and seal the package in one continuous process, referred to as a form/fill/seal configuration. Customers having relatively low volume production often use a stand-alone blister sealing machine to seal products in a package using blisters purchased from a custom former.

         EXTRUDERS. An extrusion process is used to convert plastic resin and additives into a continuous melt and force such melt through a die to produce a desired shape that is then cooled. Marketed under the brand name Sencorp(R), the Company's foam extruders are used to produce products such as building insulation, display board, meat trays, bottle wrap protection labels and egg cartons. The Company's foam extruders are primarily sold to large plastics companies that use the machines to create end products and sheet products. The Company also manufactures reclaim extruders which process a variety of plastic materials from ground form to finished pellet form.

         ROTARY PRESSES. The Company believes it is the largest U.S. designer and manufacturer of rotary presses. The Company designs and manufactures rotary presses used by customers in the airbag, candy, food supplement, ceramic, ordnance, specialty chemical, and pharmaceutical industries to produce tablets. Marketed under the brand name Stokes(TM), the Company's line of rotary presses includes machines capable of producing 17,000 tablets per minute and other machines capable of applying up to 40 tons of pressure for large compacts. Products produced on the Company's rotary presses include Lifesavers(R), and Breathsavers(R) brand mints, Centrum(R) brand vitamins and inflation pellets for automotive airbags.

         During fiscal 1996, the Company established a business alliance with Horn & Noack Pharmatechnick GmbH, for the purpose of licensing German rotary press technology designed primarily for the pharmaceutical and nutritional markets. The agreement gives the Company the exclusive right to manufacture and market this press technology under the Stokes(TM) brand in North and Central America and non-exclusively in the rest of the world excluding Europe. The Company plans to market the pharmaceutical press through DTI Packaging, one of the world's leaders in pharmaceutical filling and packaging systems.

         PACKAGING SYSTEMS. The Company's expansion in providing integrated packaging lines was accelerated by the acquisition of Kalish in August 1995 and Swiftpack in November 1995. The Company designs, manufactures or distributes a complete line of products utilized for packaging, liquid filling or tube filling applications. The equipment manufactured by the Company, which includes: bottle unscramblers, slat tablet counters, electronic counters, liquid fillers, cottoners, cappers and labelers, collators and cartoners, can be sold as an integrated system or individual units. These machines are marketed under the brand names of Kalish(TM), Lakso(R), Merrill(R), and Swiftpack(TM) and are primarily delivered to customers in the pharmaceutical, nutritional, food, cosmetic, toy and chemical industries.

         The Company benefits from a substantial installed base of Lakso(R) and Merrill(R) slat counters in the aftermarket sale of slats. Slat counting machines use a set of slats to meter the number of tablets or capsules to be inserted into bottles. Each size or shape of tablet or capsule requires a different set of slats. In addition, the practice in the pharmaceutical industry is to use a different set of slats for each product, even if the tablets are the same size.

         LABORATORY MACHINES, TOOLING, PARTS AND ACCESSORIES. The Company sells parts and accessories for all of its proprietary machines. The Company also produces a line of small scale blister sealers and a line of tablet pressing equipment used to test new materials and techniques for quality control, laboratory or other small run uses. The Company also designs and builds special tools and dies used in custom applications of its thermoforming systems, rotary presses and slat counters.

         COMPONENTS. The Company's Components segment produces custom and precision components for the transportation, agricultural equipment, appliance, heavy equipment and electrical industries, as well as wear parts for the textile industry. Sales from Components accounted for approximately 18%, 24% and 29% of consolidated net sales for fiscal 1996, 1995 and 1994, respectively.

         CUSTOM STAMPING AND FABRICATION. The Company produces precision-stamped steel and aluminum components through its stamping and fabrication operations. The Company believes it has a reputation with its customers for high quality metal products, service and delivery. Sales of custom stampings and related products and services accounted for approximately 15%, 21% and 24% of consolidated net sales for fiscal 1996, 1995 and 1994, respectively.

         STAMPING. Stamping is a process in which steel or aluminum is placed through dies in a press to blank and/or form the metal into three-dimensional parts. The Company's presses range in size from 32 tons to 1,500 tons, giving the Company the flexibility to stamp flat rolled metal ranging in thickness from
 .015 inches to .750 inches. Certain of the Company's presses can accommodate dies up to 190 inches in length to perform several stamping functions in a single press. The Company produces stamped parts using precision single stage, progressive and transfer dies, which in some cases are designed and manufactured by the Company's Special Machines segment. The Company's stamping presses are capable of handling large coils and sheet sizes for blanking, deep draw and progressive die-produced parts. Operations such as coining, deep drawing, extruding, blanking, forming and bending are accomplished through the use of the Company's range of equipment capabilities. The Company also possesses an Amada Turret Press, two Trumpf(R) Plasma Presses and a laser cutter which punch, nibble and cut parts without the need for blanking dies, which is especially cost effective for fabricating prototype and short- to medium-quantity component parts.

         Through its Special Machines segment, the Company possesses considerable expertise in the design, engineering and production of precision tools and dies. The Company produces tools and dies for use in its own blanking and stamping operations as well as for sale to other industrial customers. The Company's expertise in the design and engineering of tools and dies enhances its blanking and stamping operations. The Company is often able to design a die that minimizes the amount of scrap produced in the stamping process which lowers the overall cost of the product. The Company believes its tool and die design and engineering capability gives it an important competitive advantage in its Components segment.

         SECONDARY SERVICES. The secondary value-added services provided by the Company are an important element of its marketing strength and competitive position. The Company provides production welding, metal finishing, painting preparation and painting services for its stamped components to its customers. This vertically integrated production capability allows the Company to deliver completed sub-assemblies directly to the customer's assembly line with single source reliability.

         The Company possesses a complete welding shop with American Welding Society-certified welders capable of welding a variety of metals including carbon steel, stainless steel and aluminum. The Company's skilled workers employ a variety of techniques including spot, Mig, Heli-arc and stick welding as determined by the requirements of the project. The Company has developed improved processes of painting and drying parts to increase productivity and the quality of the finish. The Company has the capability to apply most paint finishes including pre-mixed paints, powder paint, epoxy based primers, polyurethane finish coats and other two-part paints requiring a catalyst.

         WEAR PARTS. The Company is the only full-line U.S. manufacturer of precision wear parts for industrial knitting machines. Marketed under the brand names Potter(TM), Arrow(R), S&W(TM) and DURA-TECH(TM), these products are components of circular knitting machines which produce tee shirts, socks, pantyhose and other knit fabrics. The Company's branded products, which are included as original equipment in certain circular industrial knitting machines sold in the United States, are consumed in use and must be regularly replaced. The Company believes that its Potter(TM), Arrow(R), S&W(TM) and DURA-TECH(TM) products have a reputation for high quality.


MARKETING AND DISTRIBUTION

         SPECIAL MACHINES. The Company's special machines and systems are sold primarily through the Company's direct sales force which numbers approximately 60 and to a lesser extent through manufacturers' representatives and agents. Sales of special machines and integrated systems require the Company's sales personnel to have a high degree of technical expertise and extensive knowledge of the industry served. The Company's sales force consists of specialists in each primary market in which the Company's special machines are sold. Each of DTE, Peer, Sencorp, Stokes, Merrill, AAA, Lakso, Armac, Kalish, AMI, Swiftpack and Mid-West has a sales force experienced in the marketing of the equipment historically produced by each respective business. The Company believes that cross-selling among the members of the Special Machines segment and integration of proprietary technology and custom equipment into total production automation systems for selected industries provide the Company with expanded sales opportunities.

         The Company's special machines are sold throughout the world by more than 60 manufacturers' representatives and sales agents in nearly 50 countries. The Company has sales and service offices in China and in fiscal 1996 added offices in Canada, England and Germany. Export sales continue to grow as the business grows and more resources are focused in the international arena. While export sales were approximately 10% and 8% of consolidated net sales in fiscal 1995 and fiscal 1994, respectively, they were approximately 15% of consolidated net sales for fiscal 1996.

         COMPONENTS. The Company's custom stamping products are sold by the Company's direct sales force. The Company's wear parts are sold to original equipment manufacturers directly and to the textile industry directly and through independent domestic distributors.

MANUFACTURING AND RAW MATERIALS

         SPECIAL MACHINES SEGMENT. The principal raw materials and components used in the manufacturing of the Company's special machines include carbon steel, stainless steel, aluminum, electronic components, pumps and compressors, programmable logic controls, hydraulic components, conveyor systems, visual and mechanical sensors, precision bearings and lasers. The Company is not dependent upon any one supplier for raw materials or components used in the manufacture of special machines. Certain customers specify sole source suppliers for components of custom machines or systems. The Company believes there are adequate alternative sources of raw materials and components of sufficient quantity and quality.

         DTI AUTOMATION GROUP. Recent building expansions have been made to increase manufacturing capacity at the Company's-owned facilities in Missouri, Michigan and Pennsylvania and the Company's leased facility in Ohio. Integrated systems to assemble and test various products are designed and manufactured at the Company's facilities in Illinois, Ohio and Pennsylvania where manufacturing activity primarily consists of fabrication and assembly and, to a lesser extent, machining. The facilities in Missouri house the machining, assembly and test operations primarily used in the manufacture of tools and dies, custom special machines, RIGO Systems and certain other integrated systems. The facility in Michigan houses the machining, assembly and test operations used in the manufacture of resistance welding equipment and systems. A number of manufacturing technologies are employed at these facilities including: fabrication of stainless steel, direct numerically controlled machinery, computer generated surface modeling of contoured components and fully networked CAD/CAM capabilities.

         DTI PACKAGING GROUP. Special machines, integrated systems and related parts for the Company's tablet packaging and liquid-filling equipment are designed and assembled at the Company's facilities in Canada, Massachusetts, Illinois and the United Kingdom from components made to the Company's specifications by unaffiliated vendors. Rotary presses are assembled at the Company's leased facility in Pennsylvania. Special machines and integrated systems for the plastics packaging industry are primarily manufactured at the two Company manufacturing facilities in Massachusetts which include machining, fabrication and assembly.

         COMPONENTS SEGMENT. The principal raw materials used in the Company's components manufacturing processes include carbon steel, aluminum, stainless steel, copper and other metals in coil or sheet form. The Company is not dependent upon any one supplier for raw materials used in the manufacture of its metal products. The Company believes there are adequate alternative sources of raw materials of sufficient quantity and quality.

         The Company's components manufacturing operations are primarily located at the Company's recently expanded facilities in Missouri. Operations conducted at that facility include blanking, heavy and precision stamping using precision single stage, progressive and transfer dies, cutting, punching, forming, welding, cleaning, bonderizing and painting. With the addition in fiscal 1996 of a Metalsoft(R) FabriVision optical scanning system, the Company's quality focus and prototyping capabilities were greatly enhanced. At the Company's Connecticut and North Carolina facilities, manufacturing processes include precision stamping of wear parts, heat treating, drawing, tumbling, casting, straightening and grinding.


FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company operates predominantly in the business segments classified as Special Machines and Components.

         The Company's principal foreign operations consist of manufacturing, sales and service operations in Canada and the United Kingdom.

         For certain other financial information concerning the Company's business segments, foreign and domestic operations and export sales, see Note 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders, which is incorporated herein by reference.

CUSTOMERS

         The majority of the Company's sales is attributable to repeat customers, some of which have been customers of the Company or its acquired businesses for over twenty years. The Company believes such repeat business is indicative of the Company's engineering capabilities, the quality of its products and overall customer satisfaction.

         The Goodyear Tire & Rubber Company, a customer of the Company's Special Machines segment, accounted for over 10% of the Company's consolidated net sales in fiscal 1996 and 1994. PACCAR, Inc., a customer of the Company's Components segment, accounted for over 10% of the Company's consolidated net sales in fiscal 1995 and 1994. The Company's five largest customers during fiscal 1996 accounted for 32% of the Company's consolidated net sales.

         Purchasers of the Company's special machines typically make advance and progress payments to the Company in connection with the manufacture of the equipment. Sales of the Company's components are typically made without advance or progress payments.


BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of June 30, 1996, the Company had $112.2 million of backlog orders, which compares to a backlog of approximately $83.6 million as of June 25, 1995. The $28.6 million increase was due to the acquisitions of AMI, Swiftpack, Arrow and Kalish. Excluding the effects of acquisitions, backlog was comparable to the prior year. The backlog for the Special Machines segment at the end of the 1996 fiscal year was $106.0 million which increased $27.4 million from a year ago. Backlog for the Components segment increased $1.2 million to $6.2 million during fiscal 1996. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Certain purchase orders are also subject to cancellation by the customer upon notification. The Company believes most of the orders in the backlog will be recognized as sales within one year. The Company's backlog at June 30, 1996 does not include the backlog of Mid-West.


COMPETITION

         The market for the Company's special machines is highly competitive, with a large number of companies advertising the sale of production machines. However, the market for special machines is fragmented and characterized by a number of industry niches in which few manufacturers compete. The market for the Company's components is also highly regionally competitive and fragmented. The Company's competitors vary in size and resources; most are smaller privately held companies or subsidiaries of larger companies, some of which are larger than the Company; and none competes with the Company in all product lines. In addition, the Company may encounter competition from new market entrants. The Company believes that the principal competitive factors in the sale of the Company's special machines are quality, technology, price, engineering expertise, project management, delivery and service. The Company believes that the principal competitive factors in the sale of the Company's components are price, technical capability, quality and delivery. The Company believes that it competes favorably with respect to each of these factors.

ENGINEERING; RESEARCH AND DEVELOPMENT

         The Company maintains research and engineering departments at all its manufacturing locations. The Company employs more than 250 people with experience in the design of production equipment. In addition to design work relating to specific customer projects, the Company's engineers develop new products and product improvements designed to address the needs of the Company's target market niches and to enhance the reliability, efficiency, ease of operation and safety of its proprietary machines.


TRADEMARKS AND PATENTS

         The Company owns and maintains the registered trademarks Sencorp(R), Merrill(R) and Lakso(R). The Company's use of the registered trademark Arrow(R) is under a license and the licensor has agreed to assign ownership of the mark for such use to the Company. Registrations for Company trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein. The Company also has the rights to use the unregistered trademarks Kalish(TM), Armac(TM), Stokes(TM), Potter(TM) and Peer(TM). The trademarks Kalish(TM), Armac(TM), Sencorp(R), Merrill(R), Peer(TM), Lakso(R) and Stokes(TM) are used in connection with the machines and systems marketed by the Special Machines Segment. The trademarks Arrow(R) and Potter(TM) are used in connection with the products of the Components segment.

         The Company applies for and maintains patents where the Company believes such patents are necessary to maintain the Company's interest in its inventions. The Company does not believe that any single patent or group of patents is material to either its special machines business or its metal products business, nor does it believe that the expiration of any one or a group of its patents would have a material adverse effect upon its business or ability to compete in either line of business. The Company believes that its existing patent and trademark protection, however, provides it with a modest competitive advantage in the marketing and sale of its proprietary products.


ENVIRONMENTAL AND SAFETY REGULATION

         The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the federal Occupational Safety and Health Act and other state statutes. Except for costs incurred in connection with the environmental cleanup of its property in Lebanon, Missouri, as discussed below, costs of compliance with environmental, health and safety requirements have not been material to the Company.

         The Company notified the Environmental Protection Agency (EPA) and the Missouri Department of Natural Resources (MDNR) of environmental contamination at its property in Lebanon, MO and filed a work plan for site remediation in 1989. The Company entered into a Consent Agreement with the MDNR on September 11, 1990, to conduct remediation on its property. An addendum to the work plan was submitted to, and approved by, MDNR in 1992. Remediation work was completed in November 1993. Required groundwater monitoring was completed in January 1995. The Closure Report was submitted to MDNR; MDNR responded with minimal comments in April 1995, and in August 1995, accepted the Closure Report as being complete and final. The Company received a release from the Consent Agreement by the Missouri Attorney General's office in October 1995. The Company does not expect any further significant remediation costs to be incurred related to this property.

         The Company believes it is in material compliance with all applicable environmental laws and regulations.


EMPLOYEES

         At the end of August 1996, the Company had approximately 2,200 employees, including those employed by Mid-West. None of the Company's employees are covered under collective bargaining agreements. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be good.

ITEM 2.  PROPERTIES

         The Company's administrative headquarters are located in Springfield, Missouri. Set forth below is certain information with respect to the Company's significant manufacturing facilities.

                                   SQUARE
                                   FOOTAGE       OWNED/
        LOCATION                (approximate)    LEASED      PRODUCTS
SPECIAL MACHINES SEGMENT

DTI Automation Group:

  Lebanon, Missouri             300,000          Owned       Special machines, integrated systems,
                                                               tools and dies

  Dayton, Ohio                  160,000          Leased      Integrated systems, special machines

  Benton Harbor, Michigan        43,000          Owned       Resistance arc welding  equipment and
                                                               systems

  Erie, Pennsylvania             56,000          Owned       High-speed assembly systems

  Buffalo Grove, Illinois       260,000          Leased      Integrated precision assembly systems


DTI Packaging Group:

  Montreal, Quebec               66,000(1)       Leased      Tablet packaging, liquid filling  and
                                                               tube filling equipment and systems

  Leominster, Massachusetts      60,000          Owned       Tablet packaging equipment

  Niles, Illinois                30,000          Leased      Tablet counters

  Bristol, Pennsylvania          43,000          Leased      Rotary presses

  Hyannis, Massachusetts         98,000          Leased      Plastics  processing   and  packaging
                                                               equipment

  Fall River, Massachusetts      37,000          Leased      Plastics  processing   and  packaging
                                                               equipment

  Alcester, United Kingdom       22,000          Owned       Electronic counters


COMPONENTS SEGMENT

  Lebanon, Missouri             171,000          Owned       Metal products

  Winsted, Connecticut           28,000          Leased      Wear parts

  Asheboro, North Carolina       15,000          Leased      Wear parts

(1) Two adjacent buildings of approximately 40,000 square feet and 26,000 square feet respectively.

             Set forth below is certain information with respect to the Company's leased manufacturing facilities:

        LOCATION              LEASE EXPIRATION DATE      RENEWAL OPTION

Dayton, Ohio                  July 1, 2016               Two additional terms of five years

Buffalo Grove, Illinois       July 31, 2003              One additional five year term

Montreal, Quebec              January 31, 1997           One additional one year term

Montreal, Quebec              July 31, 1997              One additional one year term

Niles, Illinois               July 15, 1997              Two additional five year terms

Bristol, Pennsylvania         April 30, 2000             One additional five year term

Hyannis, Massachusetts        December 31, 1997          One additional five year term

Fall River, Massachusetts     January 31, 2000           One additional five year term

Winsted, Connecticut          December 31, 1997          One additional five year term

Asheboro, North Carolina      September 26, 2000         Three additional five year terms

         The Company also leases other office, warehouse and service facilities in Missouri, New Jersey, Canada, the United Kingdom and China. The Company anticipates no significant difficulty in connection with leasing alternate space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of the Company's leased properties.

         Expansion projects begun in fiscal 1995 and 1996 are substantially completed at several of the Company's owned and leased facilities. The expansion projects increased Special Machines and Components manufacturing and office space by approximately 200,000 square feet and 54,000 square feet, respectively. The building expansions reflect the growth occurring at these locations. Subsequent to the completion of the building expansion programs, the Company believes that its principal manufacturing facilities will have sufficient capacity to accommodate future internal growth.


ITEM 3.  lEGAL PROCEEDINGS

         Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. At June 30, 1996, there were twenty-five such claims pending. The Company does not believe that the resolution of such suits, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company.

         In addition to product liability claims, from time to time, the Company is the subject of legal proceedings, including claims involving employee matters, commercial matters and similar claims. There are no material claims currently pending. The Company maintains comprehensive general liability insurance which it believes to be adequate for the continued operation of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DTII". As of September 16, 1996, the number of record holders of common stock was 80. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock issued and outstanding at such date was in excess of 400.

         The following table sets forth, for the quarters indicated, the high and low sales prices for the Common Stock as reported by the Nasdaq National Market since April 15, 1994, the effective date of the Company's initial public offering, and the cash dividends per share declared during such periods.

                                       Sales              Quarterly
                                       Prices             Cash
                                High         Low          Dividends
1996
  Fourth Quarter                $23 1/4      $18 1/4      $0.02
  Third Quarter                  19           13           0.02
  Second Quarter                 14           12 3/4       0.02
  First Quarter                  14           10 1/2       0.02

1995
  Fourth Quarter                $12 1/4      $10 1/4      $0.02
  Third Quarter                  11 1/2        8 9/16      0.02
  Second Quarter                 15 1/2       10 7/8       0.02
  First Quarter                  17 1/2       14 3/4       0.02

1994
  Fourth Quarter
  (beginning April 15, 1994)    $16           $13 1/2     $0.02


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                       Predecessor1
                                                  Company1                             fiscal year
                                           fiscal year ended                           ended
                              June 30,       June 25,      June 26,      June 30,      June 30,
                               1996           1995          1994          1993          1992
STATEMENT OF OPERATIONS DATA
  Net sales                   $ 235,946     $ 147,369      $ 107,499     $  50,628     $  59,130
  Cost of sales                 172,568       109,678         79,555        40,066        46,018
                              ----------    ----------     ----------    ----------    ----------
  Gross profit                   63,378        37,691         27,944        10,562        13,112
  Selling, general and
    administrative expenses      35,445        21,428         13,875         6,147         8,758
                             -----------   -----------    -----------   -----------    ----------
  Operating income               27,933        16,263         14,069         4,415         4,354
  Interest expense, net           4,799         1,849          3,506         2,583         3,295
                             -----------   -----------    -----------   -----------    ----------
  Income before income taxes
    and extraordinary loss       23,134        14,414         10,563         1,832         1,059
  Provision for income taxes      9,643         5,964          4,570         1,000           611
                             -----------   -----------    -----------   -----------    ----------
  Income before
    extraordinary loss           13,491         8,450          5,993           832           448
  Extraordinary loss, net2                                      (179)         (428)
                             -----------   -----------    -----------   -----------    ----------
  Net income                  $  13,491     $   8,450      $   5,814     $     404     $     448
                             -----------   -----------    -----------   -----------    ----------
  Earnings per share
  before extraordinary
    loss                      $    1.50     $    0.94      $    1.10     $    0.19           (3)
                             -----------   -----------    -----------   -----------    ----------
  Earnings per share          $    1.50     $    0.94      $    1.07     $    0.09           (3)
                             -----------   -----------    -----------   -----------    ----------

BALANCE SHEET DATA
  Working capital (deficit)   $  26,161     $  16,791      $   8,846     $     464      $ (8,219)
  Total assets                  233,843       159,263         97,628        62,779        44,032
  Short-term debt                 8,481         6,448            206         2,271         2,490
  Long-term debt                 70,846        30,905            226        28,776        21,125
  Stockholders' equity (deficit) 87,884        75,020         67,234         6,054        (2,834)


  1 DT Industries, Inc. (DTI or the Company) was organized in July 1992 for the purpose of acquiring Detroit Tool Group, Inc. (DTG), the predecessor company to DTI, in August 1992 and the Peer Division of Teledyne, Inc. (Peer) in July 1992.

  2 Reflects costs incurred by the Company of $314, less applicable income tax benefits of $135, in the fiscal year ended June 26, 1994 and costs of $684, less applicable income tax benefits of $256, in the fiscal year ended June 30, 1993, related to the extinguishment and refinancing of debt, respectively.

  3 Given the historical organization and capital structure of the predecessor, earnings per share information is not considered meaningful for the predecessor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was formed through a series of acquisitions beginning with the initial acquisitions of DTG and Peer in 1992. Subsequent to those transactions, the Company or its subsidiaries made a number of acquisitions for the Special Machines and Components segments. The acquisitions are elements of a strategic plan to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to accelerate the Company's goal of providing customers with a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets will allow it to broaden its product offerings and to provide customers with a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

     During fiscal 1994, the Company completed the acquisitions of Sencorp Systems, Inc. (Sencorp) in August 1993 and Stokes-Merrill, Inc. (Stokes-Merrill) in December 1993. During fiscal 1995, the Company completed the acquisitions of Advanced Assembly Automation, Inc. (AAA) in August 1994 and the Lakso Division of Package Machinery Company (Lakso) and Armac Industries, Ltd. (Armac) in February 1995. During fiscal 1996, the Company completed the acquisitions of H.G. Kalish Inc. (Kalish) in August 1995, Arrow Precision Elements, Inc. (Arrow) in September 1995, Swiftpack Automation Limited (Swiftpack) in November 1995 and Assembly Machines, Inc. (AMI) in January 1996.

     All of the acquisitions were accounted for under the purchase method of accounting, with the purchase prices allocated to the estimated fair market value of the assets acquired and liabilities assumed. In each of the acquisitions, the excess purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in the recording of an aggregate of approximately $107 million of goodwill. Subsequent to the acquisition of Mid-West Automation Enterprises, Inc. (Mid-West) in July 1996, as discussed further below, goodwill recorded will approximate $165 million. The amortization of goodwill recorded will result in a non-cash charge to future operations of approximately $4.2 million per year, including the effect of the Mid-West acquisition. The following discussion of the consolidated financial statements includes the results of operations from the acquisition date of each acquired company.

     On July 19, 1996, after the end of fiscal 1996, the Company acquired the issued and outstanding stock of Mid-West for approximately $77 million, net of cash acquired. Mid-West is a Chicago-area designer and manufacturer of integrated precision assembly systems. For the year ended May 26, 1996, Mid-West had net sales of $88 million. The results of operations of Mid-West will be included with those of the Company for periods subsequent to the date of acquisition.

     The Company operates in two business segments, Special Machines, including the Automation and Packaging Groups, and Components. The Special Machines segment designs and builds custom equipment, proprietary machines and integrated systems. The Components segment stamps and fabricates a range of standard and custom metal components for the transportation, appliance, heavy equipment, agricultural equipment and electrical industries as well as wear parts for the textile industry.

     Set forth below is certain financial data relating to each business segment.

                                                  Fiscal Year Ended
                                        June 30,       June 25,       June 26,
                                         1996           1995           1994
NET SALES
  Special Machines1
     DTI Automation                     $ 106,217      $  67,119      $  51,112
     DTI Packaging                         87,667         45,051         25,666
                                        ----------     ----------     ----------
     Total Special Machines               193,884        112,170         76,778
  Components                               42,062         35,199         30,721
                                        ----------     ----------     ----------
    Total                               $ 235,946      $ 147,369      $ 107,499
                                        ----------     ----------     ----------

GROSS PROFIT
  Special Machines1                     $  53,299      $  29,015      $  20,293
    Gross margin                             27.5%          25.9%          26.4%
  Components                               10,079          8,676          7,651
    Gross margin                             24.0%          24.6%          24.9%
                                        ----------     ----------     ----------
    Total gross profit                  $  63,378      $  37,691      $  27,944
    Total gross margin                       26.9%          25.6%          26.0%
                                        ----------     ----------     ----------

OPERATING INCOME
  Special Machines1                     $  26,557      $  13,857      $  11,506
    Operating margin                         13.7%          12.4%          15.0%
  Components                                6,934          6,676          5,789
    Operating margin                         16.5%          19.0%          18.8%
  Corporate                                (5,558)        (4,270)        (3,226)
                                        ----------     ----------     ----------
    Total operating income              $  27,933      $  16,263      $  14,069
    Total operating margin                   11.8%          11.0%          13.1%
                                        ----------     ----------     ----------

DEPRECIATION AND AMORTIZATION EXPENSE
  Special Machines1                     $   4,683      $   3,452      $   2,299
  Components                                1,038            837            771
  Corporate                                   395            272            287
                                        ----------     ----------     ----------
    Total                               $   6,116      $   4,561      $   3,357
                                        ----------     ----------     ----------

CAPITAL EXPENDITURES
  Special Machines1                     $   6,145      $   4,127      $     750
  Components                                2,138          3,043          1,392
  Corporate                                 1,966            548            130
                                        ----------     ----------     ----------
    Total                               $  10,249      $   7,718      $   2,272
                                        ----------     ----------     ----------

IDENTIFIABLE ASSETS
  Special Machines1                     $ 203,210      $ 135,328      $  74,376
  Components                               28,528         23,061         22,251
  Corporate                                 2,105            874          1,001
                                        ----------     ----------     ----------
    Total                               $ 233,843      $ 159,263      $  97,628
                                        ----------     ----------     ----------

  1  Excludes operations data for Mid-West, acquired in July 1996.

     Gross margins of the Special Machines segment may vary from year to year as a result of the variations in profitability of contracts for large orders of special machines. In addition, changes in the product mix in a given period affect gross margins for the Special Machines segment. Historically, gross margins for the Components segment have not fluctuated significantly between periods.

     Operating margins for the Special Machines segment differ from the Components segment.

     Higher operating expenses for the Special Machines segment result from the following: additional staffing required for sales support and the costs associated with the technical expertise required of the sales and support staff; research and development activities; higher levels of goodwill amortization and greater investment in sales and marketing programs.

     The percentage of completion method of accounting is used by the Company's Special Machines segment to recognize revenues and related costs. Under the percentage of completion method, revenues are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours for each customer contract. Any revisions in the estimated total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known. Revenue from the sale of products manufactured by the Company's Components segment is recognized upon shipment to the customer.

     Prior to June 26, 1995, revenues from certain customer contracts of the Special Machines segment were recognized upon shipment, utilizing the "units of delivery" modification of the percentage of completion method. The change in accounting method in fiscal 1996 reflects the trend in the Company's Special Machines business for increasing engineering services provided on customer contracts and did not have a material impact on the Company's financial position and results of operations.

     Costs and related expenses to manufacture the products are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Certain statements contained herein are forward-looking statements subject to risks and uncertainties. The Company's actual results could differ materially from the expected results if the Company experiences delays or cancellations of customer orders, delays in shipping dates of products, cost overruns on certain projects and currency exchange fluctuations. The Company may also be adversely affected by downturns in the economy in general or in markets served by substantial customers. Shareholders should also consider other risks and uncertainties discussed in documents previously filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations.

                                                  Fiscal Year Ended
                                        June 30,       June 25,       June 26,
                                         1996           1995           1994
Net sales                               100.0%         100.0%         100.0%
Cost of sales                            73.1           74.4           74.0
                                        -------        -------        -------
Gross profit                             26.9           25.6           26.0
Selling, general and administrative
  expenses                               15.1           14.6           12.9
                                        -------        -------        -------
Operating income                         11.8           11.0           13.1
Interest expense                          2.0            1.2            3.3
                                        -------        -------        -------
Income before provision for income
  taxes and extraordinary loss            9.8            9.8            9.8
Provision for income taxes                4.1            4.1            4.2
                                        -------        -------        -------
Income before extraordinary loss          5.7            5.7            5.6
Extraordinary loss on debt refinancing                                  0.2
                                        -------        -------        -------
Net income                                5.7%           5.7%           5.4%
                                        -------        -------        -------


FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES

     Consolidated net sales increased $88.5 million, or 60.1%, to $235.9 million for the year ended June 30, 1996, from $147.4 million for the year ended June 25, 1995. The increase in consolidated net sales was a result of a $81.7 million, or 72.8%, increase in sales by the Special Machines segment and a $6.8 million, or 19.5%, increase in sales by the Components segment.

     The increase in sales by the Special Machines segment resulted from the incremental effects of the acquisitions of AAA in August 1994, Armac and Lakso in February 1995, Kalish in August 1995, Swiftpack in November 1995 and AMI in January 1996, totalling $46.5 million, with the remaining $35.2 million, or 31.4%, increase relating to sales from existing businesses. Sales from existing businesses were up substantially, primarily due to increased sales of custom automated production equipment and packaging equipment. Approximately one-half of this increase can be attributed to the increase in machine sales to a significant customer. The remaining increase is a result of several new substantial projects with customers for integrated production systems. These increases reflect international expansion projects by certain customers, increased penetration into new markets and benefits achieved from the Company's cross-selling program.

     The increase in sales by the Components segment is due to an increase in sales from existing businesses of $4.4 million, or 12.5%, over the year ended June 25, 1995 and $2.4 million in sales from the Arrow acquisition. The increase in sales by Components was primarily the result of a new customer outside the transportation industry obtained in the latter part of fiscal 1995. The new business has offset the recent reduction in sales resulting from a slowdown in demand for products provided to the transportation industry. This new business was made possible through capital investments to expand stamping capacity and capabilities.

GROSS PROFIT

     Gross profit increased $25.7 million, or 68.2%, to $63.4 million for the year ended June 30, 1996, from $37.7 million for the year ended June 25, 1995, as a result of the sales increases discussed above and gross profit margin improvement. Gross profit increased $16.2 million as a result of acquisitions. Excluding the effect of acquisitions, gross profit increased $9.5 million or 25.2%. The gross profit margin increased to 26.9% from 25.6%. The improvement in gross margin was due to the higher margins obtained by the acquired businesses. Gross margin exclusive of acquired operations decreased to 25.2% due primarily to gross profit margin declines in the Components segment. Gross profit margins exclusive of acquired operations for the Components segment were down from prior year as a result of start-up costs on new parts business, although such gross profit margins have improved during fiscal 1996 as production efficiencies were realized.

SG&A EXPENSES

     SG&A expenses increased $14.0 million, or 65.4%, to $35.4 million for the year ended June 30, 1996, from $21.4 million for the year ended June 25, 1995. Approximately $10.9 million of the increase is due to the acquisitions discussed above. The remaining increase of $3.1 million is the result of personnel additions and related recruiting and relocation fees, increased costs associated with compensation and incentive programs, increased investment in marketing activities and increased professional and banking fees.

OPERATING INCOME

     Operating income increased $11.6 million, or 71.8%, to $27.9 million for the year ended June 30, 1996, from $16.3 million for the year ended June 25, 1995, as a result of the factors noted above. As a percentage of consolidated net sales, operating income increased to 11.8% from 11.0%.

INTEREST EXPENSE

     Interest expense increased to $4.8 million for the year ended June 30, 1996 from $1.8 million for the year ended June 25, 1995. The increase in interest expense resulted primarily from the increase in the debt level of the Company to finance the recently acquired businesses.

INCOME TAXES

     Provision for income taxes increased to $9.6 million for the year ended June 30, 1996 from $6.0 million for the year ended June 25, 1995, reflecting effective tax rates of 41.7% and 41.4%, respectively. These rates differ from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization arising from certain acquisitions.

NET INCOME

     Net income increased to $13.5 million for the year ended June 30, 1996, an increase of $5.0 million, or 59.7%, over the prior year as a result of the factors noted above. Earnings per share increased to $1.50 from $0.94 in the prior year.


FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES

     Consolidated net sales increased $39.9 million, or 37.1%, to $147.4 million for the year ended June 25, 1995, from $107.5 million for the year ended June 26, 1994. The increase in consolidated net sales was a result of a $35.4 million, or 46.1%, increase in sales by the Special Machines segment and a $4.5 million, or 14.6%, increase in sales by the Components segment.

     The increase in sales by the Special Machines segment resulted from the incremental effect of the acquisitions of Sencorp in August 1993, Stokes-Merrill in December 1993, AAA in August 1994, and Lakso and Armac in February 1995, totaling $33.9 million plus a $1.5 million, or 2.0%, increase in other special machines sales. Excluding the effect of acquisitions, sales of proprietary products increased significantly during the year. Sales related to RIGO systems and strong demand for the Company's line of proprietary equipment resulted in the increase. These increases were offset by a decrease in the sale of custom machinery, as sales to a significant custom equipment customer decreased $16.2 million in fiscal 1995. The customer placed significant orders for equipment which were included in the backlog at June 25, 1995.

     The increase in sales by the Components segment resulted from the addition of new parts supplied to existing customers, continued strength in the markets served by those customers and the broadening of the customer base through the addition of new customers. Increased capacity and new capabilities resulted from capital investments made during the latter part of fiscal 1994. Additional capital expenditures have been made during the latter part of fiscal 1995 to further increase capacity.

GROSS PROFIT

     Gross profit increased $9.8 million, or 34.9%, to $37.7 million for the year ended June 25, 1995 from $27.9 million for the prior year. Gross profit increased $11.4 million as a result of the acquisitions discussed above. Excluding the effect of acquisitions, gross profit decreased $1.6 million.

     The gross profit margin decreased to 25.6% from 26.0%. Gross profit margin exclusive of acquired operations decreased to 23.1%, reflecting lower custom equipment margins, product development costs on the RIGO systems and cost overruns on welding equipment contracts.

SG&A EXPENSES

     SG&A expenses increased $7.5 million, or 54.4%, to $21.4 million for fiscal 1995 from $13.9 million for fiscal 1994. Approximately $6.0 million of the increase is due to the acquisitions discussed above. The remaining increase of $1.5 million is primarily the result of the incremental costs of being a public company and increased investment in sales and marketing activities including the addition of sales people. As a percentage of consolidated net sales, SG&A increased to 14.6% from 12.9%, reflecting a higher level of SG&A expenses to net sales associated with recently acquired operations and the increased SG&A expenses discussed above.

OPERATING INCOME

     Operating income increased $2.2 million, or 15.6%, to $16.3 million for fiscal 1995 from $14.1 million for fiscal 1994 as a result of the factors noted above. As a percentage of consolidated net sales, operating income decreased to 11.0% from 13.1%.

INTEREST EXPENSE

     Interest expense decreased to $1.8 million for fiscal 1995 from $3.5 million for fiscal 1994. The decrease is a result of the Company's initial public offering in April 1994, the proceeds of which were used to repay substantially all outstanding indebtedness. This decrease was partially offset by interest expense resulting from additional borrowings to finance acquisitions and capital expenditures.

INCOME TAXES

     Provision for income taxes increased to $6.0 million for fiscal 1995 from $4.6 million for fiscal 1994, reflecting effective tax rates of 41.4% and 43.3%, respectively. These rates differ from statutory rates primarily due to permanent differences related to non-deductible goodwill amortization arising from certain acquisitions.

NET INCOME

     Net income increased to $8.5 million for fiscal 1995 from $5.8 million for fiscal 1994 as a result of the factors noted above and a $0.2 million decrease in extraordinary losses. In fiscal 1994, net income was affected by extraordinary losses incurred resulting from the extinguishment of long-term debt. The loss represented the write-off of deferred financing costs net of related tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, 1995 and 1994, net cash provided by operating activities was approximately $15.1 million, $1.6 million and $3.7 million, respectively. Net income plus non-cash operating charges provided $20.7 million, $17.0 million and $10.3 million of operating cash flow in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, working capital balances increased $5.6 million primarily due to the increased investment in current assets as a result of the increased sales and backlog, a decrease in customer advances due to unusually large advances at June 25, 1995 and large deposits to certain suppliers at June 30, 1996.

     In fiscal 1995, cash provided by operating activities was affected by a $15.4 million increase in net working capital. Strong year-end sales, orders and backlog resulted in a significant increase in accounts receivable and inventories at June 25, 1995. An increase in customer advances and accounts payable partially offset the increases in working capital assets. Accrued liabilities decreased during the year reflecting reductions in the income tax payable balance and accrued acquisition costs.

     In fiscal 1994, cash provided by operating activities was affected by a $6.6 million increase in working capital largely resulting from high sales activity at the end of the year thereby resulting in an increased accounts receivable balance.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amount invoiced and collected by the Company for a number of large contracts.

     During the fiscal year ended June 30, 1996, cash provided by operating activities was used to finance capital expenditures of approximately $10.2 million, pay dividends of $0.7 million and provide funding towards four acquisitions. Net borrowings of the Company increased by approximately $42.0 million during fiscal 1996, primarily due to the acquisitions of Kalish for $16.4 million, Arrow for $3.0 million, Swiftpack for $18.4 million and AMI for $6.7 million.

     During August 1995, the Company entered into an Amended and Restated
Credit Facilities Agreement (Amended Credit Agreement) with six institutions to provide funding for working capital and acquisitions. In connection with the acquisition of Swiftpack in November 1995, the Company amended the facility to provide a total borrowing availability of $90 million. The Amended Credit Agreement provided for a $25 million revolving credit facility, a $43.5 million term loan and a $21.5 million letter of credit facility denominated in a foreign currency to secure loans to finance the Swiftpack acquisition. As of June 30, 1996, the balances outstanding under the revolving credit facility and term loan were $15.0 million and $41.6 million, respectively. The facilities generally bear interest at floating rates based upon LIBOR or the bank's base rate plus a specified percentage which is determined by the Company's ratio of funded debt to operating cash flow. At June 30, 1996, interest rates on these facilities ranged from 6.9% to 8.25%.

     On November 23, 1995, the Company, through its wholly-owned subsidiary, DT Industries (UK) Limited (DTUK), acquired ninety-five percent (95%) of the issued and outstanding stock of Swiftpack and an option (the Option) to acquire the remaining five percent (5%) of Swiftpack stock. The acquisition was financed by entering into a Credit Agreement, Specific Counter-Indemnity and Debenture (collectively, the Foreign Credit Agreements) with a foreign bank which provided approximately $5.3 million in cash and will provide funding of the principal amount of $14.0 million in notes (Loan Notes) upon their maturity. The Loan Notes issued by DTUK directly to certain of the prior shareholders bear interest at 5.3% and mature the earlier of November 25, 1996, at the holder's option, or December 23, 1996. The Foreign Credit Agreements provided funding of approximately $0.9 million upon the exercise of the Option in July 1996. The Foreign Credit Agreements are denominated in a foreign currency and bear interest at a variable rate based upon LIBOR (approximately 8.0% including letter of credit fees at June 30, 1996). Principal payments are due quarterly with the remaining principal balance due on August 16, 2000. Principal payments range from approximately $155,000 to $400,000. The Foreign Credit Agreements are secured by the letter of credit facility provided through the Amended Credit Agreement.

     To manage its exposure to fluctuations in interest rates, on June 28, 1995, the Company entered into an interest rate swap agreement for a notional principal amount of $30 million, maturing June 29, 1998. Swap agreements involve the exchange of interest obligations on fixed and floating interest-rate debt without the exchange of the underlying principal amount. The differential paid or received on the swap agreement is recognized as an adjustment to interest expense. The swap agreement provides a fixed rate of 6.06% with a floating rate payment equal to the three month LIBOR determined on a quarterly basis with settlement occurring on specific dates.

     On July 19, 1996, the Company acquired the issued and outstanding stock of Mid-West in a transaction accounted for under the purchase method of accounting. The purchase price paid by the Company of approximately $77 million, net of cash acquired, was obtained by the Company pursuant to the Company's Second Amended and Restated Credit Facilities Agreement which replaced the Amended Credit Agreement. The new facility of $200 million provided by two institutions includes a $55 million revolving credit facility, a $104 million term loan, a $20 million acquisition facility and a $21 million foreign currency denominated letter of credit. The term loan requires quarterly principal payments ranging from $4.8 million to $5.5 million commencing in January 1997 with final maturity on July 23, 2001. Borrowings under the agreement bear interest at prime or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow.

     The Company made capital expenditures of $10.2 million in fiscal 1996. Such capital expenditures in fiscal 1996 included a total of approximately $3.8 million related to the completion of building expansions for the Company's manufacturing facilities in Lebanon, MO, Benton Harbor, MI and the expansion in progress at the facility in Erie, PA. The building expansions reflect the growth occurring at these locations. Additionally, due to significant internal growth being experienced by AAA, the Company is currently expanding its leased facility in Dayton, OH. The addition is not expected to result in significant capital expenditures by the Company, but will result in an increase in annual lease costs. Subsequent to the completion of the current building expansion programs, the Company believes that its principal manufacturing facilities will have sufficient capacity to accommodate future internal growth without major additional capital improvements.

     Management anticipates that capital expenditures in future years will include recurring replacement or refurbishment of machinery and equipment, which will approximate depreciation expense, and purchases to improve production methods or processes or to expand manufacturing capabilities.

     The Company paid quarterly cash dividends of $0.02 per share on September 15, 1995, December 15, 1995, March 15, 1996 and June 15, 1996 to shareholders of record on August 31, 1995, November 30, 1995, February 29, 1996 and May 31, 1996, respectively.

     Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.

TAX MATTERS

     The Company files a consolidated federal income tax return. The fiscal 1990, 1991, 1992 and 1993 federal income tax returns for DTI and its predecessor company, Detroit Tool Group, Inc., have been audited by the Internal Revenue Service (the IRS). During the fourth quarter of fiscal 1996, the Company reached an agreement in principle to settle with the IRS. The additional taxes due under the agreement are not material to the Company's financial position, results of operations or liquidity and are expected to be paid prior to December 31, 1996. There are no other material audits underway or notification of audits for DTI or any of its subsidiaries.

BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of June 30, 1996, the Company had $112.2 million of orders in backlog, which compares to a backlog of approximately $83.6 million as of June 25, 1995. The $28.6 million increase is due to the acquisitions of AMI, Swiftpack, Arrow and Kalish. Excluding the effects of acquisitions, backlog was comparable to the prior year. The backlog for the Special Machines segment at June 30, 1996 was $106.0 million, which increased $27.4 million from a year ago. Backlog for the Components segment increased $1.2 million to $6.2 million from $5.0 million. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification.

     Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 1997.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

     In general, the Company's business is not subject to seasonal variations in demand for its products. However, because orders for certain of the Company's products can exceed a few million dollars, a relatively limited number of orders can constitute a meaningful percentage of the Company's revenue in any one period. A relatively small reduction or delay in the number of orders can have a material impact on the timing of recognition of the Company's revenues. Gross margins in the Special Machines segment may vary between comparable periods as a result of the variations in profitability of contracts for large orders of special machines as well as product mix between the various types of custom and proprietary equipment manufactured by the Company. Accordingly, results of operations of the Company for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are presented under Item 14 and incorporated herein by reference thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A definitive proxy statement is being filed with the Securities and Exchange Commission on or about October 1, 1996. The information required by this item is set forth under the caption "Election of Directors" on pages 3 through 6, under the caption "Executive Officers" on page 8 and under the caption "Compliance with Section 16(a) of the Exchange Act" on page 13 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Executive Compensation" on pages 8 through 12 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 6 through 8 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Certain Transactions" on pages 13 through 15 of the definitive proxy statement, which information is incorporated herein by reference thereto.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company and its subsidiaries, included on pages 25 to 43 in the Annual Report and the report of independent accountants on page 24 of the Annual Report are incorporated herein by reference thereto:

             Consolidated Balance Sheets as of June 30, 1996 and June 25, 1995

             Consolidated  Statements of  Operations  for the Fiscal Years Ended
                   June 30, 1996, June 25, 1995 and June 26, 1994

             Consolidated Statements of Changes in  Stockholders' Equity for the
                    Fiscal Years Ended June 30, 1996, June 25, 1995 and June 26, 1994

             Consolidated  Statements of Cash Flows for the Fiscal  Years  Ended
                   June 30, 1996, June 25, 1995 and June 26, 1994

             Notes to Consolidated Financial Statements

             Report of Independent Accountants

2.       FINANCIAL STATEMENT SCHEDULE

             Report of Independent Accounts on Financial
             Statement Schedule                                              S-1

             Schedule VIII    Valuation and Qualifying Accounts and
                              Reserves for the Fiscal Years Ended
                              June 30, 1996, June 25, 1995 and
                              June 26, 1994                                  S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4.       REPORTS ON FORM 8-K

         None

                               INDEX TO EXHIBITS


Exhibit No.    Description

       3.1 Restated Certificate of Incorporation of the Registrant (filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No. 33-75174, filed with the Commission on February 11, 1994, as amended on March 22, 1994 (the "Registration Statement") and incorporated herein by reference thereto)

       3.2 Amended By-Laws of the Registrant (filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference thereto)

     10.1* Purchase and Stockholder Agreement, dated September 30, 1993, by and between Detroit Tool and Engineering Company and Stephen J. Gore (filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference thereto)

     10.2* Stock Pledge Agreement, dated September 30, 1993, by and between Stephen J. Gore and Detroit Tool and Engineering Company (filed as Exhibit 10.2 to the Registration Statement and incorporated herein by reference thereto)

     10.3* $84,600 Promissory Note, dated September 30, 1993, by Stephen J. Gore to Detroit Tool and Engineering Company (filed as Exhibit
               10.3 to the Registration Statement and incorporated herein by reference thereto)

     10.4* Letter Agreement, dated September 30, 1993, by Stephen J. Gore to Detroit Tool and Engineering Company (filed as Exhibit 10.4 to the Registration Statement and incorporated herein by reference thereto)

     10.5* Employment Agreement, dated September 19, 1990, by and between Detroit Tool Group, Inc. and Stephen J. Gore (filed as Exhibit
               10.5 to the Registration Statement and incorporated herein by reference thereto)

     10.6* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and Stephen J. Gore (filed as Exhibit 10.6 to the Registration Statement and incorporated herein by reference thereto)

     10.7* Purchase and Stockholder Agreement, dated September 30, 1993, by and between Detroit Tool and Engineering Company and James C. Janning (filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference thereto)

     10.8* Stock Pledge Agreement, dated September 30, 1993, by and between James C. Janning and Detroit Tool and Engineering Company (filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference thereto)

     10.9* $112,800 Promissory Note, dated September 30, 1993, by James C. Janning to Detroit Tool and Engineering Company (filed as
               Exhibit 10.9 to the Registration Statement and incorporated herein by reference thereto)

    10.10*     Letter Agreement, dated September 30, 1993, by and between James
               C. Janning and Detroit Tool and  Engineering  Company  (filed as
               Exhibit 10.10 to the Registration Statement and incorporated herein by reference thereto)

    10.11* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and James C. Janning (filed as Exhibit 10.11 to the Registration Statement and incorporated herein by reference thereto)

*     Management contract or compensatory plan or arrangement.

    10.12* Purchase and Stockholder Agreement, dated November 30, 1993, by and between Detroit Tool and Engineering Company and Gregory Fox (filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference thereto)

    10.13* Stock Pledge Agreement, dated November 30, 1993, by and between Gregory Fox and Detroit Tool and Engineering Company (filed as
               Exhibit 10.13 to the Registration Statement and incorporated herein by reference thereto)

    10.14* $66,600 Promissory Note, dated November 30, 1993, by Gregory Fox to Detroit Tool and Engineering Company (filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference thereto)

    10.15* Letter Agreement, dated November 30, 1993, by and between Gregory Fox to Detroit Tool and Engineering Company (filed as
               Exhibit 10.15 to the Registration Statement and incorporated herein by reference thereto)

    10.16* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and Gregory Fox (filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference thereto)

    10.17*     DT Industries, Inc. Employee Stock Option Plan (filed as Exhibit
               10.21 to the Registration Statement and incorporated herein by reference thereto)

    10.18* DT Industries, Inc. 1994 Directors Non-Qualified Stock Option Plan (filed as Exhibit 10.22 to the Registration Statement and incorporated herein by reference thereto)

     10.19 Purchase Agreement dated as of October 21, 1994 by and among Stokes-Merrill Corporation, Package Machinery Company and DT Industries, Inc., as guarantor (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated February 10, 1995 filed with the Commission on February 27, 1995 and incorporated herein by reference thereto)

     10.20 First Amendment to Purchase Agreement dated December 29, 1994 by and among Stokes-Merrill Corporation, Package Machinery Company and DT Industries, Inc. (filed as Exhibit 2.2 to the Company's Report on Form 8-K dated February 10, 1995 filed with the Commission on February 27, 1995 and incorporated herein by reference thereto)

     10.21 Second Amendment to Purchase Agreement dated January 30, 1995 by and among Stokes-Merrill Corporation, Package Machinery Company and DT Industries, Inc. (filed as Exhibit 2.3 to the Company's Report on Form 8-K dated February 10, 1995 filed with the Commission on February 27, 1995 and incorporated herein by reference thereto)

     10.22 Asset Purchase Agreement, dated as of August 28, 1995, by and among H.G. Kalish Inc., Kalish Machinery Ltd., Graham Lewis and Kalish Canada Inc. (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated August 28, 1995 filed with the Commission on September 11, 1995 and incorporated herein by reference thereto)

     10.23 ISDA Master Agreement, dated as of June 28, 1995, between The Boatmen's National Bank of St. Louis and DT Industries, Inc. (filed as Exhibit No. 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1995 filed with the Commission on September 22, 1995 (the "1995 10-K") and incorporated herein by reference thereto)

     10.24 Letter agreement, dated June 27, 1995, between DT Industries, Inc. and The Boatmen's National Bank of St. Louis confirming an interest rate swap transaction (filed as Exhibit No. 10.30 to the 1995 10-K and incorporated herein by reference thereto)

     10.25 Insurance Agreement, dated July 28, 1993, by and between Harbour Group Ltd. and Detroit Tool and Engineering Company (filed as Exhibit No. 10.31 to the Registration Statement and incorporated herein by reference thereto)

*     Management contract or compensatory plan or arrangement.

     10.26 Corporate Development Consulting and Advisory Services Letter Agreement, dated February 9, 1994, by and between DT Industries, Inc. and Harbour Group Industries, Inc. (filed as Exhibit No.
               10.32 to the Registration Statement and incorporated herein by reference thereto)

     10.27 Operations Consulting and Advisory Services Letter Agreement, dated February 10, 1994, by and between DT Industries, Inc. and Harbour Group Ltd. (filed as Exhibit No. 10.33 to the Registration Statement and incorporated herein by reference thereto)

     10.28 Registration Rights Agreement, dated March 18, 1994, by and among DT Industries, Inc., Peer Investors, L.P., Harbour Group Investments II, L.P. and Harbour Group II Management Co. (filed as Exhibit No. 10.34 to the Registration Statement and incorporated herein by reference thereto)

     10.29 Letter Agreement, dated November 7, 1995, between Harbour Group Ltd, and DT Industries, Inc. amending the Operations Consulting and Advisory Services Letter Agreement between the parties dated February 10, 1994 (filed as Exhibit No. 10.37 to the 1995 10-K and incorporated herein by reference thereto)

     10.30 Underwriting Agreement, dated April 15, 1994, by and between, CS First Boston Corporation, Morgan Stanley & Co. Incorporated and Wertheim Schroder & Co. Incorporated, as representatives of the Several Underwriters, and DT Industries, Inc. and Harbour Group Investments II, L.P. (filed as Exhibit No. 10.38 to the 1995 10-K and incorporated herein by reference thereto)

     10.31 Agreement of Lease, dated June 12, 1992, between Sydrolar Holdings Inc. and H.G. Kalish Inc. (filed as Exhibit No. 10.39 to the 1995 10-K and incorporated herein by reference thereto)

     10.32 Letter agreement, dated October 30, 1992, between Sydrolar Holdings Inc. and H.G. Kalish Inc. amending the Agreement of Lease, dated June 12, 1992, between the parties (filed as Exhibit No. 10.40 to the 1995 10-K and incorporated herein by reference thereto)

     10.33 Addendum to Agreement, dated October 6, 1993, between Sydrolar Holdings Inc. and H.G. Kalish Inc. amending the Agreement of Lease, dated June 12, 1992, between the parties (filed as Exhibit No. 10.41 to the 1995 10-K and incorporated herein by reference thereto)

     10.34 License Agreement, dated February 7, 1994, by and among RIGO Group, S.r.l., COMI S.r.l., PMM S.r.l., Sencorp Systems, Inc. and Detroit Tool and Engineering Company (filed as Exhibit 10.45 to the Registration Statement and incorporated herein by reference thereto)

     10.35 Lease Agreement, Dated February 7, 1995, between Lanard & Axibund, Inc., as agent, I-95 Business Center at Keystone Park-1, as lessor, and Stokes-Merrill Corporation, as lessee (filed as Exhibit No. 10.46 to the 1995 10-K and incorporated herein by reference thereto)

     10.36 Lease, dated as of February 14, 1995, between 925 Airport Road Realty Trust and Armac Industries, Co. (filed as Exhibit No.
               10.47 to the 1995 10-K and incorporated herein by reference thereto)

     10.37 Agreement of Lease, dated August 28, 1995, between Harry G. Kalish and Kalish Canada Inc. (filed as Exhibit No. 10.48 to the 1995 10-K and incorporated herein by reference thereto)

     10.38 Lease, dated December 8, 1989, by and among Parklands Properties Trust and PI Acquisition, Inc. (filed as Exhibit 10.49 to the Registration Statement and incorporated herein by reference thereto)

     10.39     Amendment  to  Lease,  dated  April 20,  1992,  by  and  between
               Parklands  Properties  Trust and Sencorp Systems, Inc. (filed as
               Exhibit 10.50 to the Registration Statement and incorporated herein by reference thereto)

*     Management contract or compensatory plan or arrangement.

     10.40 Commercial Lease, dated October 9, 1991, by and among Capplanco Four, Inc., Sonya Marie Wotka HelmKampf and Joseph Armin Wotka, individually, and Stephanie McDonald and Thomas L. McDonald,
               Trustees of the Stephanie W. McDonald Revocable Trust, collectively d/b/a/ C.W. Properties Chicago and Stokes-Merrill, Inc. (filed as Exhibit 10.51 to the Registration Statement and incorporated herein by reference thereto)

     10.41 Lease, dated December 3, 1992, by and between KLM Realty Company and Detroit Tool Metal Products Co. (filed as Exhibit 10.53 to the Registration Statement and incorporated herein by reference thereto)

     10.42 Indemnification Agreement, dated March 18, 1994, between DT Industries, Inc. and Harbour Group Investments II, L.P. (filed as Exhibit 10.54 to the Registration Statement and incorporated herein by reference thereto)

    10.43* Purchase and Stockholder Agreement, dated November 30, 1993, by and between Detroit Tool and Engineering Company and Bruce P. Erdel (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 filed with the Commission on September 23, 1994 (the "1994 10-K") and incorporated herein by reference thereto)

    10.44* Stock Pledge Agreement, dated November 30, 1993, by and between Bruce P. Erdel and Detroit Tool and Engineering Company (filed as Exhibit 10.56 to the 1994 10-K and incorporated herein by reference thereto)

    10.45*     $33,300  Promissory  Note,  dated  November 30,  1993,  by Bruce
               P.  Erdel  to  Detroit  Tool and Engineering  Company  (filed as
               Exhibit 10.57 to the 1994 10-K and incorporated herein by reference thereto)

    10.46*     Letter Agreement,  dated November 30, 1993, by and between Bruce
               P. Erdel and  Detroit  Tool and  Engineering  Company  (filed as
               Exhibit 10.58 to the 1994 10-K and incorporated herein by reference thereto)

    10.47* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and Bruce P. Erdel (filed as Exhibit 10.59 to the 1994 10-K and incorporated herein by reference thereto)

     10.48 Stock Purchase Agreement, dated August 31, 1994, by and among DT Industries, Inc., Advanced Assembly Automation, Inc. and the stockholders of Advanced Assembly Automation, Inc. named therein, (filed as Exhibit No. 2 to the Company's Report on Form 8-K dated August 31, 1994 filed with the Commission on September 15, 1994 and incorporated herein by reference thereto)

     10.49 Agreement relating to the sale and purchase of 76,000 Ordinary Shares of (pound)1 each in the capital of Swiftpack, dated as of November 23, 1995 by and among Peter Harris and Others and DTUK and the Company (filed as Exhibit No. 2.1 to the Company's
               Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

     10.50 Put and Call Option Agreement dated as of November 23, 1995 by and among the Company, DTUK and Martin Gully (filed as Exhibit No. 2.2 to the Company's Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

     10.51 Credit Agreement dated as of November 23, 1995 between DTUK and Dresdner Bank (filed as Exhibit No. 2.3 to the Company's Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

     10.52 Specific Counter-Indemnity dated as of November 23, 1995 between DTUK and Dresdner Bank (filed as Exhibit No. 2.4 to the Company's Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

*     Management contract or compensatory plan or arrangement.

     10.53 Debenture dated as of November 23, 1995 between DTUK and Dresdner Bank (filed as Exhibit No. 2.5 to the Company's Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

     10.54 Agreement and Plan of Merger, dated July 19, 1996, by and among Automation Acquisition Corporation, DT Industries, Inc., Mid-West Automation Enterprises, Inc. and the Stockholders listed therein (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated July 19, 1996 filed with the Commission on August 5, 1996 and incorporated herein by reference thereto)

     10.55 Indemnification and Escrow Agreement, dated as of July 19, 1996, by and among Mid-West Automation Enterprises, Inc., the stockholders listed therein, and LaSalle National Trust, N.A., as Escrow Agent (filed as Exhibit 2.2 to the Company's Report on Form 8-K dated July 19, 1996 filed with the Commission on August 5, 1996 and incorporated herein by reference thereto)

     10.56 Second Amended and Restated Credit Facilities Agreement, dated July 19, 1996, among The Boatmen's National Bank of St. Louis, Dresdner Bank AG and the other lenders listed on the signature pages thereof and DT Industries, Inc. and the other borrowers listed on the signature pages thereof (filed as Exhibit 2.3 to the Company's Report on Form 8-K dated July 19, 1996 filed with the Commission on August 5, 1996 and incorporated herein by reference thereto)

     10.57 Lease dated as of February 20, 1996 by and between CityWide Development Corporation and Advanced Assembly Automation, Inc. (filed as Exhibit No. 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996 filed with the Commission on May 3, 1996 and incorporated herein by reference thereto).

     10.58 Single-Tenant Industrial Building Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West Automation Enterprises, Inc., an Illinois corporation and Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant

    10.59* DT Industries, Inc. Amendment to 1994 Employee Stock Option Plan, adopted May 16, 1996

    10.60* DT Industries, Inc. Second Amendment to 1994 Employee Stock Option, adopted September 18, 1996

    10.61*     DT Industries, Inc. 1996 Long-Term Incentive Plan

      13.0     Annual Report to Stockholders

      21.0     Subsidiaries of the Registrant

      23.0     Consent of Price Waterhouse LLP

      24.0     Powers of Attorney

- ---------------------------------
*     Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DT INDUSTRIES, INC.


                                     By:  /s/ Bruce P. Erdel
                                         --------------------------------------
                                         Bruce P. Erdel
                                         Vice President - Finance and Secretary

Dated:  September 30, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 30, 1996.

         SIGNATURES                                  TITLE

             *                   Chairman of the Board
- -------------------------------
     James C. Janning


             *                   President, Chief Executive Officer and Director
- -------------------------------     (Principal Executive Officer)
     Stephen J. Gore


     /s/ Bruce P. Erdel          Vice President - Finance and Secretary
- -------------------------------     (Principal Financial and Accounting Officer)
     Bruce P. Erdel


             *                   Director
- -------------------------------
     William H.T. Bush


             *                   Director
- -------------------------------
     Gregory A. Fox


             *                   Director
- -------------------------------
     Samuel A. Hamacher


             *                   Director
- -------------------------------
     Lee M. Liberman


             *                   Director
- -------------------------------
     Donald A. Nickelson


             *                   Director
- -------------------------------
     Charles Pollnow


*By:  /s/ Bruce P. Erdel
     --------------------------------------
     Bruce P. Erdel
     Attorney-In-Fact

- ------------
*Such signature has been affixed pursuant to the following Power of Attorney.

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen J. Gore and Bruce P. Erdel as his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1996 Annual Report on Form 10-K of DT Industries, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and
   Stockholders of DT Industries, Inc.


         Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries, referred to in our report dated August 9, 1996, appearing on page 24 of the Annual Report to Shareholders of DT Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule of DT Industries, Inc. listed in item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







PRICE WATERHOUSE LLP

St. Louis, Missouri
August 9, 1996

                              DT INDUSTRIES, INC.

                                 SCHEDULE VIII
           Rule 12-09 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

           Column A                Column B       Column C       Column D       Column E       Column F       Column G
                                  Balance at     Charged to     Charged to                     Purchase      Balance at
         Valuation and             Beginning     Costs and       Other                            of           End of
       Reserve Accounts            of Period      Expenses       Accounts      Deductions     Net Assets       Period

                    For the Fiscal Year Ended June 30, 1996


Deferred Tax Assets Valuation
  Allowance                         $1,029                                                                     $1,029

Accounts Receivable Reserve         $  751          $143            $0          ($189)         $565(1)         $1,294


(1) Reflects increase to Accounts Receivable Reserves due to acquisition of Kalish, Arrow and AMI.



                    For the Fiscal Year Ended June 25, 1995


Deferred Tax Assets Valuation
  Allowance                         $1,029                                                                     $1,029

Accounts Receivable Reserve         $  815          $ 20            $0          ($484)         $400(1)         $  751


(1) Reflects increase to Accounts Receivable Reserves due to acquisition of AAA $375 and Armac $25.



                    For the Fiscal Year Ended June 26, 1994


Deferred Tax Assets Valuation
  Allowance                         $  573                                                     $456(1)         $1,029

Accounts Receivable Reserve         $  141          $ 76            $0          ($ 83)         $681(2)         $  815


(1) Reflects increase in Valuation Allowance due to acquisition of Stokes-Merrill.

(2) Reflects increase to Accounts Receivable Reserves due to acquisition of Sencorp $578 and Stokes-Merrill $103
