Form 10-K/A
period 1996-06-30
DT INDUSTRIES INC
filed 1996-10-10
CIK 918999

FORM 10-K/A
                                Amendment No. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


                                                         Name of each exchange
    Title of each class                                   on which registered
                                       None

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

     As of September 16, 1996, there were 9,009,250 shares of common stock, $0.01 par value outstanding.
                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
           Proxy Statement Dated October 1, 1996 (portion)(Part III).
               Annual Report to Shareholders for the Fiscal Year
              Ended June 30, 1996 (portion) (Parts I, II and IV).

     The Form 10-K for the Fiscal year ended June 30, 1996, filed with the Commission on September 30, 1996, is hereby amended by inserting the enclosed
Exhibit 13 which was inadvertently omitted from the original filing.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DT INDUSTRIES, INC.


                                  By  /s/ Bruce P. Erdel
                                      ----------------------------------------
                                      Bruce P. Erdel
                                      Vice President - Finance and Secretary

Dated:   October 10, 1996