Form 10-Q
period 1996-09-29
DT INDUSTRIES INC
filed 1996-11-08
CIK 918999

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 1996
Commission File Number:  0-23400



                              DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            Delaware                                       44-0537828
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



           1949 E. Sunshine, Suite 2-300, Springfield, Missouri 65804
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)



                                 (417) 890-0102
--------------------------------------------------------------------------------
              (registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X   No
                                        -----    -----

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of October 31, 1996 was 9,011,875.

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------

                                                                          Page
                                                                         Number

Part I     Financial Information

           Item 1.   Financial Statements (Unaudited, except as noted)

                     Consolidated Balance Sheet at September 29, 1996
                       and June 30, 1996 (audited)                            2

                     Consolidated Statement of Operations for the
                       three months ended September 29, 1996 and
                       September 24, 1995                                     3

                     Consolidated Statement of Changes in
                       Stockholders' Equity for the three months
                       ended September 29, 1996                               4

                     Consolidated Statement of Cash Flows for the
                       three months ended September 29, 1996 and
                       September 24, 1995                                   5-6

                     Notes to Consolidated Financial Statements            7-14

           Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                 15-24

Part II    Other Information

           Item 6.   Exhibits and Reports on Form 8-K                        25

Signature

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
Page 2
--------------------------------------------------------------------------------

                                                           September 29,       June 30,
                                                               1996              1996
                                                            (Unaudited)
                                                           -------------     -------------
Assets
Current assets:
   Cash and cash equivalents                                $    2,653        $    1,210
   Accounts receivable, net                                     34,940            32,092
   Costs and estimated earnings in excess
      of amounts billed on uncompleted contracts                58,088            19,130
   Inventories, net                                             38,636            31,403
   Prepaid expenses and other                                    6,699            10,153
                                                           -------------     -------------
      Total current assets                                     141,016            93,988

   Property, plant and equipment, net                           44,204            36,713
   Goodwill, net                                               157,753           101,187
   Other assets, net                                             3,989             1,955
                                                           -------------     -------------
                                                            $  346,962        $  233,843
                                                           =============     =============

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                        $   15,922        $    8,481
   Accounts payable                                             34,627            19,621
   Customer advances                                            17,534            17,201
   Accrued liabilities                                          24,063            22,524
                                                           -------------     -------------
      Total current liabilities                                 92,146            67,827
                                                           -------------     -------------
   Long-term debt                                              153,695            70,846
   Deferred income taxes                                         5,261             4,756
   Other long-term liabilities                                   3,495             2,530
                                                           -------------     -------------
      Total long-term obligations                              162,451            78,132
                                                           -------------     -------------

   Commitments and contingencies (See notes 10 and 11)
   Stockholders' equity:
      Preferred stock, $0.01 par value; 1,500,000 shares
         authorized; no shares issued and outstanding
      Common stock, $0.01 par value; 100,000,000 shares
         authorized; 9,009,375 and 9,001,250 shared issued
         issued and outstanding at September 29, 1996 and
         June 30, 1996, respectively                                90                90
      Additional paid-in capital                                61,367            61,255
      Retained earnings                                         30,908            26,539
                                                           -------------     -------------
         Total stockholders' equity                             92,365            87,884
                                                           -------------     -------------
                                                            $  346,962        $  233,843
                                                           =============     =============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
--------------------------------------------------------------------------------

                                                                 Three months ended
                                                           -------------------------------
                                                           September 29,     September 24,
                                                               1996              1995
                                                           -------------     -------------
Net sales                                                   $   82,635        $   44,788

Cost of sales                                                   59,870            33,547
                                                           -------------     -------------

Gross profit                                                    22,765            11,241

Selling, general and
   administrative expenses                                      11,588             6,625
                                                           -------------     -------------

Operating income                                                11,177             4,616

Interest expense                                                 2,715               761
                                                           -------------     -------------

Income before provision for
   income taxes and extraordinary loss                           8,462             3,855

Provision for income taxes                                       3,589             1,629
                                                           -------------     -------------

Income before extraordinary loss                                 4,873             2,226

Extraordinary loss on debt refinancing less
   applicable income tax benefits of $216                          324
                                                           -------------     -------------

Net income                                                  $    4,549        $    2,226
                                                           =============     =============

Primary earnings per common share:
   Income before extraordinary loss                         $     0.52        $     0.25
   Extraordinary loss                                             0.04
                                                           -------------     -------------
   Net income                                               $     0.48        $     0.25
                                                           =============     =============

Weighted average common shares                               9,415,738         9,000,000
                                                           =============     =============



          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended September 29, 1996
(Dollars in Thousands Except Per Share Data)
Page 4
--------------------------------------------------------------------------------

                                                              Additional
                                               Common          Paid-In          Retained
                                               Stock           Capital          Earnings          Total
                                            ------------     ------------     ------------     ------------
Balance, June 30, 1996                       $      90        $  61,255        $  26,539        $  87,884

Exercise of stock options (unaudited)                               112                               112

Net income for the three months ended
September 29, 1996 (unaudited)                                                     4,549            4,549

Cash dividend at $0.02 per common share
(unaudited)                                                                         (180)            (180)
                                            ------------     ------------     ------------     ------------
Balance, September 29, 1996
(unaudited)                                  $      90        $  61,367        $  30,908        $  92,365
                                            ============     ============     ============     ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
--------------------------------------------------------------------------------

                                                           Three months ended     Three months ended
                                                           September 29, 1996     September 24, 1995
                                                           ------------------     ------------------
Cash flows from operating activities:
   Net income                                                $      4,549           $      2,226

Adjustments to reconcile net income to net cash provided (used) by operating activities:

   Depreciation                                                     1,307                    884
   Amortization                                                     1,087                    557
   Deferred income tax provision                                      200                   (194)
   Other                                                               12

(Increase) decrease in current assets, excluding the effect of acquisitions:

   Accounts receivable                                             (1,072)                 4,602
   Costs and earnings in excess of amounts billed                 (16,512)                (3,601)
   Inventories                                                     (4,801)                 2,077
   Prepaid expenses and other                                       2,787                   (915)

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

   Accounts payable                                                 8,214                  1,304
   Accrued liabilities                                             (3,701)                   349
   Customer advances                                                 (678)                 1,424
   Other                                                               16                     18
                                                           ------------------     ------------------
   Net cash provided (used) by operating activities                (8,592)                 8,731
                                                           ------------------     ------------------
Cash flows from investing activities:

   Capital expenditures                                            (2,417)                (2,070)

   Acquisition of Mid-West Automation Enterprises, Inc. stock, net of cash acquired of $21,572
                                                                  (75,179)
   Acquisition of H.G. Kalish Inc. net assets, net of cash
      acquired of $709                                                                   (16,424)
   Other                                                             (200)
                                                           ------------------     ------------------
   Net cash used by investing activities                          (77,796)               (18,494)
                                                           ------------------     ------------------

                                  (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
--------------------------------------------------------------------------------

                                                           Three months ended     Three months ended
                                                           September 29, 1996     September 24, 1995
                                                           ------------------     ------------------
Cash flows from financing activities:

   Proceeds from issuance of debt                                  62,450                 22,239

   Repayments of term loans                                          (155)               (11,750)

   Net borrowings (repayments) on revolving loans                  28,009                   (173)

   Repayments of capital leases and other long-
      term obligations                                                (42)                   (54)

   Financing costs                                                 (2,363)

   Exercise of stock options                                          112

   Dividends                                                         (180)                  (180)
                                                           ------------------     ------------------

   Net cash provided by financing activities                       87,831                 10,082

                                                           ------------------     ------------------

Net increase in cash                                                1,443                    319

Cash and cash equivalents at beginning of period                    1,210                    646

                                                           ------------------     ------------------

Cash and cash equivalents at end of period                   $      2,653           $        965
                                                           ==================     ==================

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 7
--------------------------------------------------------------------------------

1.     Unaudited consolidated financial statements

       The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1996.


2.     Principles of consolidation

       The consolidated financial statements include the accounts of the Company
       and  its   wholly-owned   subsidiaries.   All  significant   intercompany
       transactions and balances have been eliminated.


3.     Acquisitions

       On July 19, 1996, DTI purchased the outstanding stock of Mid-West Automation Enterprises, Inc. (Mid-West), a designer and manufacturer of integrated precision assembly systems, in a transaction accounted for under the purchase method of accounting. The purchase price of approximately $75,179, net of cash acquired, was financed by borrowings under the Second Amended and Restated Credit Facilities Agreement. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of Mid-West from the date of acquisition.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 8
--------------------------------------------------------------------------------

       In August 1995 and September 1995, respectively, the Company acquired certain assets of and assumed certain liabilities of H.G. Kalish Inc. (Kalish) and Arrow Precision Elements, Inc. (Arrow). The Company also acquired the stock of Swiftpack Automation Limited (Swiftpack) in November 1995 and Assembly Machines, Inc. (AMI) in January 1996. See the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1996 for additional information relating to these acquisitions.

       The following table sets forth pro forma information for DTI as if the acquisitions of Kalish, Arrow, Swiftpack, AMI and Mid-West had taken place on July 1, 1996 and June 26, 1995, respectively. This information is unaudited and does not purport to represent actual net sales, income before extraordinary loss and earnings per share before extraordinary loss had the acquisitions actually occurred on July 1, 1996 and June 26, 1995:

                                                 PRO FORMA INFORMATION
                                                    FOR THE PERIODS

                                          July 1, 1996          June 26, 1995
                                               to                     to
                                       September 29, 1996     September 24, 1995
                                       ------------------     ------------------

Net sales                                $       89,807         $       78,538

Income before extraordinary loss         $        5,113         $        4,263

Earnings per share
   before extraordinary loss             $         0.54         $         0.47

Weighted average
   shares outstanding                         9,415,738              9,000,000

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 9
--------------------------------------------------------------------------------

4.     Revenue Recognition

       The percentage of completion method of accounting is used by the Company's Special Machines segment to recognize revenues and related costs. Under the percentage of completion method, revenues for customer contracts are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours or, for certain customer contracts, the ratio of total costs incurred to date to total estimated costs. Any revisions in the estimated total labor hours, total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known. Revenue from the sale of products manufactured by the Company's Components segment is recognized upon shipment to the customer.

       Costs and related expenses to manufacture the products are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.


5.     Foreign Currency Translation

       The accounts of the Company's foreign subsidiaries are maintained in their local currency. Assets and liabilities are translated into U.S. dollars using period-end exchange rates, and statement of operations items are translated using weighted average exchange rates for the period. Adjustments resulting from the process of translating the accounts into U.S. dollars are accumulated in a separate translation account, included in stockholders' equity. Foreign currency transaction gains and losses are included in current earnings. The cumulative translation adjustment account and foreign currency transaction gains and losses are not considered material.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

6.     Earnings per share

       The computation of primary earnings per share was based on the weighted average number of outstanding common shares during the period plus, when the effect was dilutive, common stock equivalents consisting of certain shares subject to stock options and contingent purchase price payable in common stock related to an acquired business. The common equivalent shares arising from the effect of outstanding stock options was computed using the treasury stock method, if dilutive. The number of contingent shares used in the primary calculation was based on the average stock price for the prior fiscal year and the end of the period stock price assuming maintenance of current earnings. As all potentially dilutive securities are considered common stock equivalents, there was not a material difference between primary and fully diluted earnings per share.


7.     Supplemental balance sheet information

                                   September 29, 1996         June 30, 1996
                                      (Unaudited)
                                   ------------------       ------------------
Inventories, net:

   Raw materials                     $      15,581            $      14,814

   Work in process                          18,357                   12,145

   Finished goods                            4,698                    4,444
                                   ------------------       ------------------
                                     $      38,636            $      31,403
                                   ==================       ==================

Accrued liabilities:

   Accrued employee
      compensation and benefits      $       8,245            $       6,030

   Taxes payable and related
      reserves                               6,107                    5,120

   Product liability                         1,773                    1,711

   Other                                     7,938                    9,663
                                   ------------------       ------------------
                                     $      24,063            $      22,524
                                   ==================       ==================

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 11
--------------------------------------------------------------------------------

8.     Financing

       As of September 29, 1996 and June 30, 1996, long-term debt consisted of the following:

                                   September 29, 1996         June 30, 1996
                                      (Unaudited)
                                   ------------------       ------------------

Term loans to banks                  $     110,240            $      47,917

Loan Notes                                  13,974                   13,974

Revolving loans to banks                    44,758                   16,749

Capital lease obligations and other
   long-term debt                              645                      687
                                   ------------------       ------------------
                                           169,617                   79,327

Less - current portion of
   long-term debt                          (15,922)                  (8,481)
                                   ------------------       ------------------

                                     $     153,695            $      70,846
                                   ==================       ==================

       During July 1996, the Company entered into a Second Amended and Restated Credit Facilities Agreement for $200,000 provided by two institutions. The agreement provides for a $55,000 revolving credit facility, a $104,000 term loan, a $20,000 acquisition facility and a $21,000 foreign currency denominated letter of credit. The term loan requires quarterly principal payments ranging from $4,750 to $5,500 commencing in January 1997 with final maturity on July 23, 2001. Borrowings under the agreement bear interest at prime or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow. At September 29, 1996, interest rates on these facilities ranged from 7.2 percent to 8.5 percent. Borrowing availability for the revolver is based on percentages of the Company's eligible accounts receivable, eligible inventory and outstanding letters of credit. The Company had excess borrowing availability of $8,817 relating to the revolving credit facility at September 29, 1996. The credit facility is secured by substantially all of the assets of DTI and its subsidiaries and contains certain financial and other covenants and restrictions. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1996 of $324 attributable to the write-off of $540 unamortized deferred financing fees, net of related $216 tax benefit.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 12
--------------------------------------------------------------------------------

       In connection with the acquisition of Swiftpack on November 23, 1995, DT Industries (UK) Limited (DTUK), a wholly-owned subsidiary, entered into the Credit Agreement, Specific Counter-Indemnity and Debenture with a foreign bank. The foreign credit facility was used for the cash portion of the purchase price of Swiftpack and will be used for funding the redemption of five fixed rate guaranteed promissory notes (Loan Notes) entered into with certain of the prior shareholders. The aggregate principal amount of the Loan Notes is $13,974. The Loan Notes bear interest at 5.3%, are redeemable by the noteholders between November 25, 1996 and December 23, 1996 and are guaranteed by the foreign credit facility. The aggregate principal amount of the foreign credit facility is approximately $21,000. The foreign credit facility bears interest at a variable rate based on LIBOR (approximately 7.9% including letter of credit fees at September 29, 1996). Principal payments thereunder ranging from $155 to $400 are due quarterly with the remaining principal due August 16, 2000.

       In connection with the issuance of the Loan Notes, the Company entered into a foreign exchange forward contract to offset exchange gains and losses related to the Loan Notes recorded by the foreign subsidiary. The contract matures November 26, 1996 and provides the purchase of the equivalent of $13,974 of Pounds Sterling at a rate of $1.5457 per Pound Sterling.

       The  Company  has  revolving  credit   facilities   through  its  foreign
       subsidiaries of approximately $3,000, of which $1,467 was outstanding at September 29, 1996.

       To manage its exposure to fluctuations in interest rates, on June 28, 1995, the Company entered into an interest rate swap agreement for a notional principal amount of $30,000, maturing June 29, 1998. Swap agreements involve the exchange of interest obligations on fixed and floating interest-rate debt without the exchange of the underlying principal amount. The differential paid or received on the swap agreement is recognized as an adjustment to interest expense. The swap agreement requires the Company to pay a fixed rate of 6.06% in exchange for a floating rate payment equal to the three month LIBOR determined on a quarterly basis with settlement occurring on specific dates. Amounts accruing under the swap agreement did not result in a material amount of additional interest expense for the three months ended September 29, 1996.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 13
--------------------------------------------------------------------------------

9.     Stock option plans

       A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan and the 1994 Directors Non-Qualified Stock Option Plan follows:

                                                  AVERAGE         SHARES SUBJECT
                                                   PRICE            TO OPTION
                                              --------------     --------------
   Summary of Stock Options

      Beginning of period, June 30, 1996          $13.86              662,250

      Options granted                              18.44              260,950

      Options exercised                            13.78               (8,125)

      Options cancelled                            18.25               (1,000)
                                                                  --------------
      End of period, September 29, 1996           $15.18              914,075
                                                                  ==============
      Exercisable at September 29, 1996                                86,224
                                                                  ==============

      On September 18, 1996, the Board of Directors of the Company adopted the Long-Term Incentive Plan (the "Plan"), subject to stockholder approval prior to June 29, 1997. The Plan will become effective on the date of its approval by the stockholders. The Plan provides for the granting of four types of awards on a stand alone, combination, or a tandem basis, specifically, nonqualified stock options, incentive stock options, restricted shares and performance stock awards. The Plan provides for the granting of up to a total of 600,000 shares of common stock, provided that the total number of shares with respect to which awards are granted in any one year may not exceed 100,000 shares to any individual employee and 200,000 shares in the aggregate, and the total number of shares with respect to which grants of restricted and performance stock awards are made in any year shall not exceed 50,000 shares to any individual employee and 100,000 shares in the aggregate.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 14
--------------------------------------------------------------------------------

10.    Commitments and contingencies

       The Company is a party to certain lawsuits involving employee matters, product liability and other matters. Management and legal counsel do not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

       The fiscal 1990, 1991, 1992 and 1993 federal income tax returns for DTI and its predecessor company, Detroit Tool Group, Inc., have been audited by the Internal Revenue Service (the IRS). During the fourth quarter of fiscal 1996, the Company reached an agreement in principle to settle these periods with the IRS. The additional taxes due under the agreement are not material to the Company's financial position, results of operations or liquidity. The Company expects the matter to be settled during the fiscal year. There are no other material audits underway or notification of audits for DTI or any of its subsidiaries.


11.    Subsequent Events

       On September 30, 1996, DTI completed the acquisition of Hansford Manufacturing Corporation (Hansford), a privately held designer and manufacturer of automated assembly systems, in a transaction accounted for under the purchase method of accounting. The purchase price of approximately $17,400 was financed under the Company's credit facility which was increased concurrent with the acquisition to $210,000 from $200,000. DTI also agreed to make additional cash payments totaling up to $20,000, payable over a two-year period beginning in approximately three years. The amount, if any, will be determined by a formula based on the earnings of the acquired business. Any additional purchase price paid is expected to result in additional goodwill. As the transaction occurred subsequent to the end of the first quarter, Hansford's balance sheet and results of operations are excluded from the consolidated balance sheet and results of operations of DTI.

       On October 28, 1996, the Company filed a registration statement with the Securities and Exchange Commission. As amended on November 1, 1996, the registration statement relates to the proposed offering of up to 5,847,750 shares of its common stock, including up to 762,750 shares subject to an underwriters' over-allotment option. The proposed offering includes up to 2,562,500 shares to be sold by the Company and up to 3,285,250 shares to be sold by certain selling stockholders. Net proceeds to the Company from the offering will be used to reduce indebtedness. The Company will not receive any proceeds for the sales by the selling stockholders.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------

GENERAL OVERVIEW

       The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 29, 1996 compared to the three months ended September 24, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996.

       In fiscal year 1996, the Company acquired the net assets of H. G. Kalish Inc. (Kalish) and Arrow Precision Elements, Inc. (Arrow). The Company also acquired the stock of Swiftpack Automation Limited (Swiftpack) and Assembly Machines, Inc. (AMI). During the three months ended September 29, 1996, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West). The acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to accelerate the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

       The Company operates in two business segments, Special Machines and Components. The Special Machines segment designs and builds integrated systems, custom equipment, and proprietary machines used by customers in manufacturing, testing and packaging various products in a wide variety of industries. The Components segment stamps and fabricates a wide range of standard and custom metal components. Gross margins of the Special Machines segment may vary from period to period as a result of the variations in profitability of contracts for large orders of special machines. In addition, changes in the product mix in a given period affect gross margins for the Special Machines segment. Operating margins for the Special Machines segment differ from the Components segment. Higher operating expenses for the Special Machines segment result from the following: additional staffing required for sales and engineering support; research and development activities; higher levels of goodwill amortization and greater investment in sales and marketing programs.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------

       The percentage of completion method of accounting is used by the Company's Special Machines segment to recognize revenues and related costs. Under the percentage of completion method, revenues for customer contracts are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours or, for certain customer contracts, the ratio of total costs incurred to date to total estimated costs. Any revisions in the estimated total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known. Revenue from the sale of products manufactured by the Company's Components segment is recognized upon shipment to the customer.

       Costs and related expenses to manufacture the products are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

       Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources" and "Backlog" includes forward-looking statements. These statements which, at the time made, speak about the future, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and Fluctuations in Quarterly Results".

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                        Three months
                                                           Ended

                                               September 29,     September 24,
                                                   1996              1995
                                               -------------     -------------

Net sales                                          100.0%            100.0%
Cost of sales                                       72.5              74.9
                                               -------------     -------------
Gross profit                                        27.5              25.1
Selling, general and
   administrative expenses                          14.0              14.8
                                               -------------     -------------
Operating income                                    13.5              10.3
Interest expense                                     3.3               1.7
                                               -------------     -------------
Income before provision
   for income taxes and extraordinary loss          10.2               8.6
Provision for income taxes                           4.3               3.6
                                               -------------     -------------
Income before extraordinary loss                     5.9               5.0
Extraordinary loss on debt refinancing               0.4
                                               -------------     -------------
Net income                                           5.5%              5.0%
                                               =============     =============

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

                     THREE MONTHS ENDED SEPTEMBER 29, 1996
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 24, 1995

NET SALES

       Consolidated net sales increased $37.8 million, or 84.5%, to $82.6 million for the three months ended September 29, 1996 from $44.8 million for the three months ended September 24, 1995. Of the $37.8 million increase in sales, $32.2 million was due to the incremental sales of recently acquired businesses, with the remaining $5.6 million increase relating to increased sales from existing businesses. Recently acquired businesses include Kalish in August 1995, Arrow in September 1995,
       Swiftpack  in November  1995,  AMI in January  1996 and  Mid-West in July
       1996.

       Sales by the Special Machines segment increased $36.8 million and sales by the Components segment increased $1.0 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $5.8 million, or 16.2%, over the first quarter of fiscal 1996 and $31.0 million in incremental sales from recently-acquired businesses. Sales from existing businesses were up $2.9 million primarily due to substantially larger projects with existing assembly systems customers. These increases reflect international expansion by certain customers and increased penetration into new markets. The remaining increase of $2.9 million primarily resulted from an increase in sales of proprietary branded plastics packaging equipment and welding equipment. The increase in sales by the Components segment of $1.0 million was substantially due to incremental sales arising from the Arrow acquisition. Sales from existing components businesses were steady despite a reduction in demand for products from customers in the transportation industry. The reduced sales to customers in the transportation industry were offset by the substantial increase in sales to a customer outside the transportation industry.


GROSS PROFIT

       Gross profit increased $11.6 million, or 102.5%, to $22.8 million for the three months ended September 29, 1996 from $11.2 million for the three months ended September 24, 1995, as a result of the sales increases discussed above and gross margin improvements. The gross margin increased to 27.5% from 25.1%. Gross margin exclusive of acquired operations increased to 26.3%, reflecting general gross margin improvement in the Special Machines segment, particularly on welding equipment contracts, and gross margin improvement in the Components segment as a result of production efficiencies on new parts business.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 19
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

       SG&A expenses increased $5.0 million, or 74.9%, to $11.6 million for the three months ended September 29, 1996 from $6.6 million for the three months ended September 24, 1995. Approximately $3.8 million of the increase was due to recently acquired businesses, with the remaining increase the result of personnel additions, increased travel costs, increased investment in marketing activities, higher compensation expense and increased professional and banking fees, most of which related to the overall growth of the Company. As a percentage of consolidated net sales, SG&A expenses decreased to 14.0% from 14.8%. The percentage decrease resulted primarily from lower SG&A expenses associated with acquired businesses.


OPERATING INCOME

       Operating income increased $6.6 million, or 142.1%, to $11.2 million for the three months ended September 29, 1996 from $4.6 million for the three months ended September 24, 1995, as a result of the factors noted above. The operating margin increased to 13.5% from 10.3% in the prior year.


INTEREST EXPENSE

       Interest expense increased to $2.7 million for the three months ended September 29, 1996 from $0.8 million for the three months ended September 24, 1995. The increase in interest expense resulted primarily from the increase in the debt level of the Company to finance recent acquisitions.


INCOME TAXES

       Provision for income taxes increased to $3.6 million for the three months ended September 29, 1996 from $1.6 million for the three months ended September 24, 1995, reflecting an effective tax rate of approximately 42.4% and 42.2% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 20
--------------------------------------------------------------------------------

NET INCOME

       Income before extraordinary loss increased to $4.9 million for the three months ended September 29, 1996 from $2.2 million for the three months ended September 24, 1995 as a result of the factors noted above. The Company recognized an extraordinary loss in July 1996 of $0.3 million, or $0.04 per share, attributable to the write-off of $0.5 million unamortized deferred financing fees, net of related $0.2 million tax benefit. As a result, net income was $4.5 million, or $0.48 per share. Primary earnings per share before the extraordinary loss were $0.52 for the three months ended September 29, 1996 versus $0.25 for the three months ended September 24, 1995. The weighted average common shares outstanding for the three months ended September 29, 1996 were 9,415,738 versus 9,000,000 for the three months ended September 24, 1995. The increase pertains to certain common stock equivalents, including stock options and the estimated contingent shares which may be issuable in conjunction with the Kalish acquisition, which are dilutive in the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

       Net income plus non-cash operating charges provided $7.2 million of operating cash flow for the quarter ended September 29, 1996. Net increases in working capital balances used operating cash of $15.8 million, resulting in net cash used by operating activities of $8.6 million for the quarter ended September 29, 1996. The net increase in working capital reflected the increased level of manufacturing activity occurring at the Company, particularly in the Special Machines segment. Additionally, the Special Machines segment has been working on several significant individual contracts which do not provide for advance payments. These factors resulted in a $16.5 million increase in costs and earnings in excess of amounts billed and a $4.8 million increase in inventory, partially offset by an $8.2 million increase in accounts payable.

       During the three months ended September 24, 1995, net cash provided by operating activities was $8.7 million. Net decreases in working capital balances resulted in net cash provided of $5.3 million, primarily as a result of a decrease in accounts receivable and inventories and an increase in accounts payable and customer advances. These effects were partially offset by an increase in costs and earnings in excess of amounts billed. The decrease in accounts receivable was due primarily to cash received during the quarter related to significant fourth quarter fiscal 1995 shipments.

       Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amount invoiced and collected by the Company for a number of large contracts.

       During the three months ended September 29, 1996, financing activities raised $87.8 million, net of $2.4 million of financing costs and $0.2 million in dividends, primarily to fund the acquisition of Mid-West for $75.2 million, net of cash acquired. The net cash

 DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 21
--------------------------------------------------------------------------------

       provided  by  financing  activities  was  also  used to  finance  capital expenditures of $2.4 million and fund working capital requirements. During the three months ended September 24, 1995, cash provided by operating activities was used to finance capital expenditures of approximately $2.1 million and pay dividends of $0.2 million. Net borrowings of the Company increased by approximately $10.3 million in the three months ended September 24, 1995, primarily due to the acquisition of Kalish for $16.4 million, which was partially offset by the cash generated from operating activities in excess of capital expenditures and dividends.

       On July 19, 1996, the Company acquired the issued and outstanding stock of Mid-West in a transaction accounted for under the purchase method of accounting. The purchase price paid by the Company of approximately $75.2 million, net of cash acquired, was obtained by the Company pursuant to the Company's Second Amended and Restated Credit Facilities Agreement, which replaced the Company's previous credit agreement. The facility of $200 million provided by two institutions included a $55 million revolving credit facility, a $104 million term loan, a $20 million acquisition facility and a $21 million foreign currency denominated letter of credit. The facility was amended in September 1996 as described below. The term loan requires quarterly principal payments ranging from $4.8 million to $5.5 million commencing in January 1997 with final maturity on July 23, 2001. Borrowings under the agreement bear interest at prime or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow. At September 29, 1996, interest rates on these facilities ranged from 7.2% to 8.5%. Borrowing availability for the revolver is based on percentages of the Company's eligible accounts receivable, eligible inventory and outstanding letters of credit. The Company had excess borrowing availability of $8.8 million relating to the revolving credit facility at September 29, 1996. The credit facility is secured by substantially all of the assets of DTI and its subsidiaries and contains certain financial and other covenants and restrictions. In conjunction with entering into this credit facility, the Company recognized an extraordinary loss in July 1996 of $0.3 million attributable to the write-off of $0.5 million unamortized deferred financing fees, net of related $0.2 million tax benefit.

       On November 23, 1995, the Company, through its wholly-owned subsidiary, DT Industries (UK) Limited (DTUK), acquired ninety-five percent (95%) of the issued and outstanding stock of Swiftpack and an option (the Option) to acquire the remaining five percent (5%) of Swiftpack stock. The acquisition was financed by entering into a Credit Agreement, Specific Counter-Indemnity and Debenture with a foreign bank (collectively, the Foreign Credit Agreement) which provided approximately $5.3 million in cash and will provide funding of the principal amount of $14 million in notes (Loan Notes) upon their maturity. The Loan Notes issued by DTUK directly to certain of the prior shareholders bear interest at 5.3% and mature the earlier of November 25, 1996, at the

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 22
--------------------------------------------------------------------------------

       holder's option, or December 23, 1996. The Foreign Credit Agreement provided funding of approximately $0.9 million upon the exercise of the Option in July 1996. The Foreign Credit Agreement is denominated in a foreign currency and bears interest at a variable rate based upon LIBOR (approximately 7.9% including letter of credit fees at September 29,
       1996). Principal payments are due quarterly with the remaining principal balance due on August 16, 2000. Principal payments range from approximately $0.2 million to $0.4 million. The Foreign Credit Agreement is secured by the letter of credit facility provided through the Second Amended and Restated Credit Facilities Agreement.

       The Company also maintains revolving credit facilities of approximately $3.0 million through its foreign subsidiaries. At September 29, 1996, total outstanding indebtedness under such facilities was $1.5 million.

       To manage its exposure to fluctuations in interest rates, the Company entered into an interest rate swap agreement in June 1995 for a notional principal amount of $30 million, maturing June 29, 1998. Swap agreements involve the exchange of interest obligations on fixed and floating interest-rate debt without the exchange of the underlying principal amount. The differential paid or received on the swap agreement is recognized as an adjustment to interest expense. The swap agreement requires the Company to pay a fixed rate of 6.06% in exchange for a floating rate payment equal to the three month LIBOR determined on a quarterly basis with settlement occurring on specific dates.

       On September 30, 1996, the Company completed the acquisition of Hansford Manufacturing Corporation (Hansford), a designer and manufacturer of automated assembly systems, for a cash purchase price of approximately $17.4 million, of which $8.5 million will be paid on June 30, 1997. The purchase price was financed under the acquisition facility of the Company's Second Amended and Restated Credit Facilities Agreement. Additionally, the Company amended the credit facility to increase the total facility to $210 million from $200 million with the revolving credit facility increasing to $65 million from $55 million.

       On October 28, 1996, the Company filed a registration statement with the Securities and Exchange Commission. As amended on November 1, 1996, the registration statements relates to the proposed offering of up to 5,847,750 shares of its common stock, including up to 762,750 shares subject to an underwriters over-allotment option. The proposed offering includes up to 2,562,500 shares to be sold by the Company and up to 3,285,250 shares to be sold by certain selling stockholders. The net proceeds to be received by the Company from the offering are estimated to be approximately $84.4 million (approximately $96.7 million if the over-allotment option is exercised in full) based on the market price of the Common Stock on October 30, 1996. The Company will not receive any proceeds from the sales by the selling stockholders. The net proceeds to be received by the Company are expected to be used to reduce indebtedness bearing interest at a weighted average rate of approximately 7.5% and maturing on July 23, 2001. Under terms of the credit facility, the prepayment of indebtedness through the application of proceeds of the offering is expected to result in a reduction in interest rates of 0.75% per annum on borrowings outstanding under the credit facility. In addition, the prepayment of

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 23
--------------------------------------------------------------------------------

       indebtedness will establish a loan commitment equal to the amount of the reduction in indebtedness, which will be available for use by the Company to finance future acquisitions for up to two years following the consummation of the offering.

       Management anticipates that capital expenditures in the current fiscal year and future years will include recurring replacement or refurbishment of machinery and equipment, which will approximate depreciation expense, and purchases to improve production methods or processes or to expand manufacturing capabilities. Subsequent to completion of current building expansion programs, the Company believes that its principal manufacturing facilities have sufficient capacity to accommodate future internal growth without major additional capital improvements.

       The Company paid quarterly cash dividends of $0.02 per share on September 13, 1996 to stockholders of record on August 30, 1996.

       Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.


TAX MATTERS

       The Company files a consolidated federal income tax return. The fiscal 1990, 1991, 1992 and 1993 federal income tax returns for DTI and its predecessor company, Detroit Tool Group, Inc., have been audited by the Internal Revenue Service (the IRS). During the fourth quarter of fiscal 1996, the Company reached an agreement in principle to settle these matters with the IRS. The additional taxes due under the agreement are not material to the Company's financial position, results of operations or liquidity and are expected to be paid prior to December 31, 1996. There are no other material audits underway or notification of audits for DTI or any of its subsidiaries.


BACKLOG

       The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of September 29, 1996, the Company had $179.1 million of orders in backlog, which compares to a backlog of approximately $98.0 million as of September 24, 1995. Of the $81.1 million increase, $79.9 million is due to the acquisitions of Mid-West, AMI, and Swiftpack.

       The backlog for the Special Machines segment at September 29, 1996 was $168.5 million, which increased $76.1 million from a year ago. Backlog for the Components segment increased $5.0 million to $10.6 million from $5.6 million. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during the current fiscal year.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 24
--------------------------------------------------------------------------------

SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

       In general, the Company's business is not subject to seasonal variations in demand for its products. However, because orders for certain of the Company's products can be several million dollars or more, a relatively limited number of orders can constitute a meaningful percentage of the Company's revenue in any one quarterly period. As a result, a relatively small reduction or delay in the number of orders can have a material impact on the timing of recognition of the Company's revenues. Certain of the Company's revenues are derived from fixed price contracts. To the extent that original cost estimates prove to be inaccurate, profitability from a particular contract may be adversely affected. Gross margins in the Special Machines segment may vary between comparable periods as a result of the variations in profitability of contracts for large orders of special machines as well as product mix between the various types of custom and proprietary equipment manufactured by the Company. Accordingly, results of operations of the Company for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.

DT INDUSTRIES, INC.

PART II. Other Information
Page 25
--------------------------------------------------------------------------------

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 10.1 - Agreement and Plan of Merger dated September 23, 1996 by and among H022 Corporation, a New York Corporation (the Buyer), DT Industries, Inc., Hansford Manufacturing Corporation, a New York corporation, and the Stockholder listed therein

         Exhibit 10.2 - Indemnification and Escrow Agreement by and among Hansford Manufacturing Corporation, DT Industries, Inc., the Stockholder and Manufacturers and Traders Trust Company, a New York Bank, as escrow agent

         Exhibit 10.3 - Lease Agreement by and between Van Buren N. Hansford, Jr., the Stockholder and Landlord, and Hansford Manufacturing Corporation, the Tenant, dated as of September 30, 1996

         Exhibit 10.4 - Amendment to the Second Amended and Restated Credit Facilities Agreement, dated September 30, 1996, among The Boatmen's National Bank of St. Louis and the other lenders listed therein and DT Industries, Inc. and the other borrowers listed therein

         Exhibit 11 - Statement  Regarding Computation  of Earnings Per
         Share

    (b)  Reports on Form 8-K:

         On August 5, 1996 a Current Report on Form 8-K was filed to report, pursuant to Item 2 thereof, the acquisition of Mid-West Automation Enterprises, Inc. On September 23, 1996, an Amendment to such Current Report was filed to include financial statements of Mid-West for the fiscal years ended May 26, 1996, May 28, 1995 and May 29, 1994 and pro forma financial information required to be included in such report.

         On September 19, 1996 a Current Report on Form 8-K was filed to report, pursuant Item 5 and Item 7 thereof, the release of the Company's audited consolidated financial statements for the fiscal year ended June 30, 1996.

                              DT INDUSTRIES, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DT INDUSTRIES, INC.




Date:  November 8, 1996                 /s/ Bruce P. Erdel
                                        ----------------------------------------
                                                    (Signature)
                                        Bruce P. Erdel
                                        Vice President - Finance and
                                        Secretary
                                        (Principal Financing and Accounting
                                        Officer)

                                 EXHIBIT INDEX

                                                                  Page No. in
                                                                  Sequential
Exhibit No.      Description                                   Numbering System
-----------      -----------                                   ----------------
   10.1          Agreement and Plan of Merger dated
                 September 23, 1996 by and among H022
                 Corporation, a New York Corporation
                 (the Buyer), DT Industries, Inc.,
                 Hansford Manufacturing Corporation,
                 a New York corporation, and the
                 Stockholder listed therein

   10.2          Indemnification and Escrow Agreement
                 by and among Hansford Manufacturing
                 Corporation, DT Industries, Inc.,
                 the Stockholder and Manufacturers
                 and Traders Trust Company, a New
                 York Bank, as escrow agent

   10.3          Lease Agreement by and between
                 Van Buren N. Hansford, Jr., the
                 Stockholder and Landlord, and
                 Hansford Manufacturing Corporation,
                 the Tenant, dated as of September 30,
                 1996

   10.4          Amendment to the Second Amended and
                 Restated Credit Facilities Agreement,
                 dated September 30, 1996, among The
                 Boatmen's National Bank of St. Louis
                 and the other lenders listed therein
                 and DT Industries, Inc. and the other
                 borrowers listed therein

   11            Statement Regarding Computation of
                 Earnings Per Share