Form 10-Q
period 1996-12-29
DT INDUSTRIES INC
filed 1997-02-12
CIK 918999

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 1996
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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of January 31, 1997 was 11,264,625.

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------

                                                                          Page
                                                                         Number

Part I     Financial Information

           Item 1.   Financial Statements (Unaudited, except as noted)

                     Consolidated Balance Sheet at December 29, 1996
                       and June 30, 1996 (Audited)                            2

                     Consolidated Statement of Operations for the
                       three and six months ended December 29, 1996 and
                       December 24, 1995                                      3

                     Consolidated Statement of Changes in
                       Stockholders' Equity for the six months
                       ended December 29, 1996                                4

                     Consolidated Statement of Cash Flows for the
                       six months ended December 29, 1996 and
                       December 24, 1995                                    5-6

                     Notes to Consolidated Financial Statements            7-13

           Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                 14-23

Part II    Other Information

           Item 4.   Submission of Matters to a Vote of Security Holders     24

           Item 6.   Exhibits and Reports on Form 8-K                        25

Signature

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
Page 2
--------------------------------------------------------------------------------

                                                           December 29,       June 30,
                                                               1996              1996
                                                           (Unaudited)
                                                           ------------      -----------
Assets
Current assets:
   Cash and cash equivalents                               $      359        $    1,210
   Accounts receivable, net                                    43,000            32,092
   Costs and estimated earnings in excess
      of amounts billed on uncompleted contracts               68,392            19,130
   Inventories, net                                            42,987            31,403
   Prepaid expenses and other                                   6,405            10,153
                                                           ------------      -----------
      Total current assets                                    161,143            93,988

   Property, plant and equipment, net                          48,178            36,713
   Goodwill, net                                              170,656           101,187
   Other assets, net                                            4,042             1,955
                                                           ------------      -----------
                                                           $  384,019        $  233,843
                                                           ============      ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                       $    8,563      $      8,481
   Accounts payable                                            35,260            19,621
   Customer advances                                           20,128            17,201
   Accrued liabilities                                         25,023            22,524
                                                           ------------      -----------
      Total current liabilities                                88,974            67,827
                                                           ------------      -----------

   Long-term debt                                             114,437            70,846
   Deferred income taxes                                        4,252             4,756
   Other long-term liabilities                                  4,578             2,530
                                                           ------------      -----------
      Total long-term obligations                             123,267            78,132
                                                           ------------      -----------

   Commitments and contingencies (See notes 3 and 11)
   Stockholders' equity:
      Preferred stock, $0.01 par value; 1,500,000 shares
         authorized; no shares issued and outstanding
      Common stock, $0.01 par value; 100,000,000 shares
         authorized; 11,263,875 and 9,001,250 shared
         issued and outstanding at December 29, 1996
         and June 30, 1996, respectively                          113                90
      Additional paid-in capital                              134,899            61,255
      Retained earnings                                        36,766            26,539
                                                           ------------      -----------
         Total stockholders' equity                           171,778            87,884
                                                           ------------      -----------
                                                           $  384,019        $  233,843
                                                           ============      ===========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
--------------------------------------------------------------------------------

                                          Three months ended                      Six months ended
                                    December 29,      December 24,         December 29,      December 24,
                                        1996              1995                 1996              1995

Net sales                           $  100,693         $   60,143          $  183,328        $  104,931

Cost of sales                           73,023             44,986             132,893            78,533
                                    -----------        -----------         -----------       -----------

Gross profit                            27,670             15,157              50,435            26,398

Selling, general and
   administrative expenses              13,762              9,164              25,350            15,789
                                    -----------        -----------         -----------       -----------

Operating income                        13,908              5,993              25,085            10,609

Interest expense                         3,572                698               6,287             1,459
                                    -----------        -----------         -----------       -----------

Income before provision for
   income taxes and
   extraordinary loss                   10,336              5,295              18,798             9,150

Provision for income taxes               4,298              2,223               7,887             3,852
                                    -----------        -----------         -----------       -----------

Income before extraordinary
   loss                                  6,038              3,072              10,911             5,298

Extraordinary loss on debt
   refinancing less applicable
   income tax benefits of $216                                                    324
                                    -----------        -----------         -----------       -----------

Net income                          $    6,038         $    3,072          $   10,587        $    5,298
                                    ===========        ===========         ===========       ===========

Primary earnings per common
   share:

   Income before
      extraordinary loss            $     0.58         $     0.34          $     1.09        $     0.59
   Extraordinary loss                                                             .03
                                    -----------        -----------         -----------       -----------
   Net income                       $     0.58         $     0.34          $     1.06        $     0.59
                                    ===========        ===========         ===========       ===========
Weighted average common shares      10,478,377          9,000,000           9,996,064         9,000,000
                                    ===========        ===========         ===========       ===========

          See accompanying Notes to Consolidated Financial Statements

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended December 29, 1996
(Dollars in Thousands Except Per Share Data)
Page 4
--------------------------------------------------------------------------------

                                                             Additional
                                              Common          Paid-In         Retained
                                              Stock           Capital         Earnings           Total
                                           -----------      -----------      -----------      -----------
Balance, June 30, 1996                     $       90       $   61,255       $   26,539       $   87,884

Exercise of stock options (unaudited)                              170                               170

Issuance of common stock (unaudited)               23           73,474                            73,497

Net income for the six months ended
   December 29, 1996 (unaudited)                                                 10,587           10,587

Cash dividend at $0.02 per common share
   (unaudited)                                                                     (360)            (360)
                                           -----------      -----------      -----------      -----------
Balance, December 29, 1996 (unaudited)     $      113       $  134,899       $   36,766       $  171,778
                                           ===========      ===========      ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
--------------------------------------------------------------------------------

                                                                      Six months ended         Six months ended
                                                                      December 29, 1996        December 24, 1995
                                                                      -----------------        -----------------
Cash flows from operating activities:
   Net income                                                         $        10,587          $         5,298

Adjustments to reconcile net income to net cash provided (used) by operating activities:

   Depreciation                                                                 2,881                    1,808
   Amortization                                                                 2,425                    1,176
   Deferred income tax provision                                                 (582)                    (268)
   Other                                                                          411                       88

(Increase) decrease in current assets, excluding the effect of acquisitions:

   Accounts receivable                                                           (744)                      73
   Costs and earnings in excess of amounts billed                             (20,693)                  (2,717)
   Inventories                                                                 (8,459)                   3,737
   Prepaid expenses and other                                                   4,557                   (1,489)

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

   Accounts payable                                                               755                    2,424
   Accrued liabilities                                                         (5,920)                     220
   Customer advances                                                             (460)                  (2,014)
   Other                                                                          (19)                     652
                                                                      -----------------        -----------------
   Net cash provided (used) by operating activities                           (15,261)                   8,988
                                                                      -----------------        -----------------

Cash flows from investing activities:

   Capital expenditures                                                        (5,742)                  (4,592)
   Acquisition of the stock of Mid-West Automation Enterprises,
      Inc. and Hansford Manufacturing Corporation, net of cash
      acquired of $21,573                                                     (92,756)

   Acquisition of H.G. Kalish Inc. net assets, Arrow Precision
      Elements, Inc. net assets and Swiftpack Automation Limited
      stock, net of cash acquired of $2,561                                                            (37,810)
                                                                      -----------------        -----------------
   Net cash used by investing activities                                      (98,498)                 (42,402)
                                                                      -----------------        -----------------

                                  (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
--------------------------------------------------------------------------------

                                                                      Six months ended         Six months ended
                                                                      December 29, 1996        December 24, 1995
                                                                      -----------------        -----------------
Cash flows from financing activities:

   Proceeds from issuance of debt                                              96,424                   51,713

   Repayments of term loans and Loan Notes                                    (88,020)                 (11,750)

   Net borrowings (repayments) on revolving loans                              33,725                   (2,687)

   Repayments of capital leases and other long-term
      obligations                                                                 (76)                    (100)

   Financing costs                                                             (2,452)                    (575)

   Issuance of common stock                                                    73,497

   Exercise of stock options                                                      170

   Payments on stock subscriptions receivable                                                               55

   Dividends                                                                     (360)                    (360)
                                                                      -----------------        -----------------

   Net cash provided by financing activities                                  112,908                   36,296

                                                                      -----------------        -----------------

Net increase (decrease) in cash                                                  (851)                   2,882

Cash and cash equivalents at beginning of period                                1,210                      646
                                                                      -----------------        -----------------

Cash and cash equivalents at end of period                            $           359          $         3,528
                                                                      =================        =================

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

       On September 30, 1996, DTI completed the acquisition of Hansford Manufacturing Corporation (Hansford), a privately held designer and manufacturer of automated assembly systems, in a transaction accounted for under the purchase method of accounting. The purchase price of approximately $17,577 was financed under the Company's credit facility which was increased concurrent with the acquisition to $210,000 from $200,000. DTI also agreed to make additional cash payments totaling up to $20,000, payable over a two-year period beginning in approximately three years. The amount, if any, will be determined by a formula based on the earnings of the acquired business. Any additional purchase price paid is expected to result in additional goodwill. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of Hansford from the date of acquisition.

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

       The following table sets forth pro forma information for DTI as if the acquisitions of Kalish, Arrow, Swiftpack, AMI, Mid-West and Hansford had taken place on July 1, 1996 and June 26, 1995, respectively. The pro forma information does not include the pro forma effects of the common stock issuance on November 25, 1996. This information is unaudited and does not purport to represent actual net sales, income before extraordinary loss and earnings per share before extraordinary loss had the acquisitions actually occurred on July 1, 1996 and June 26, 1995:


                                                  PRO FORMA INFORMATION
                                                     FOR THE PERIODS

                                         July 1, 1996            June 26, 1995
                                              to                      to
                                       December 29, 1996       December 24, 1995
                                       -----------------       -----------------

Net sales                               $      203,426          $      185,884

Income before extraordinary loss        $       11,633          $        8,810

Earnings per share
   before extraordinary loss            $         1.16          $         0.98

Weighted average
   shares outstanding                        9,996,064               9,000,000

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


5.     Supplemental balance sheet information

                                   December 29, 1996          June 30, 1996
                                      (Unaudited)
                                   -----------------        -----------------

Inventories, net:

   Raw materials                     $     16,229             $     14,814

   Work in process                         20,849                   12,145

   Finished goods                           5,909                    4,444
                                   -----------------        -----------------

                                     $     42,987                   31,403
                                   =================        =================

Accrued liabilities:

   Accrued employee
      compensation and benefits      $      9,527                    6,030

   Taxes payable and
      related reserves                      1,348                    5,120

   Product liability                        1,727                    1,711

   Other                                   12,421                    9,663
                                   -----------------        -----------------

                                     $     25,023             $     22,524
                                   =================        =================

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

6.     Financing

       As of December 29, 1996 and June 30, 1996, long-term debt consisted of the following:

                                   December 29, 1996          June 30, 1996
                                      (Unaudited)
                                   -----------------        -----------------

Term loans to banks                  $     71,928             $     47,917

Loan Notes                                                          13,974

Revolving loans to banks                   50,461                   16,749

Capital lease obligations and other
   long-term debt                             611                      687
                                   -----------------        -----------------
                                          123,000                   79,327

Less - current portion of
   long-term debt                          (8,563)                  (8,481)
                                   -----------------        -----------------

                                     $    114,437             $     70,846
                                   =================        =================


       During July 1996, the Company entered into a Second Amended and Restated Credit Facilities Agreement provided by two institutions. The agreement, which was subsequently amended in September 1996 and December 1996 provides a total credit line of $210,000, including an $80,000 revolving credit facility, a $50,500 term loan, a $58,500 acquisition facility and a $21,000 foreign currency denominated letter of credit and expires on July 23, 2001. The term loan requires quarterly principal payments ranging from $1,613 to $2,267 with a final balloon payment at maturity on July 23, 2001. Borrowings under the agreement bear interest at prime or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow. At December 29, 1996, interest rates on these facilities ranged from 6.8 percent to 8.25 percent. Borrowing availability for the revolver is based on percentages of the Company's eligible accounts receivable, eligible inventory and outstanding letters of credit. The Company had excess borrowing availability of $13,127 relating to the revolving credit facility at December 29, 1996. The credit facility is secured by substantially all of the assets of DTI and its subsidiaries and contains certain financial and other covenants and restrictions. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1996 of $324 attributable to the write-off of $540 unamortized deferred financing fees, net of related $216 tax benefit.

       The acquisition of Hansford in September 1996 was financed under the Second Amended and Restated Credit Facilities Agreement. Of the $17,577 purchase price, $8,543 was established as an irrevocable letter of credit payable to the former owner on June 30, 1997. The letter of credit is included in long term debt on the consolidated balance sheet.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 11
--------------------------------------------------------------------------------

       In connection with the acquisition of Swiftpack on November 23, 1995, DT Industries (UK) Limited (DTUK), a wholly-owned subsidiary, entered into the Credit Agreement, Specific Counter-Indemnity and Debenture with a foreign bank. The foreign credit facility denominated in Pounds Sterling was used for the cash portion of the purchase price of Swiftpack and the redemption of five fixed rate guaranteed promissory notes (Loan Notes) entered into with certain of the prior shareholders. The aggregate principal amount of the Loan Notes denominated in U.S. dollars was $13,974. The Loan Notes which bore interest at 5.3%, were redeemed by the noteholders between November 25, 1996 and December 23, 1996. The aggregate principal amount of the foreign credit facility is approximately $21,000. The foreign credit facility bears interest at a variable rate based upon LIBOR (approximately 7.9% including letter of credit fees at December 29, 1996). Principal payments thereunder ranging from $155 to $400 are due quarterly with the remaining principal due August 16, 2000.

       In connection with the issuance of the Loan Notes, the Company entered into a foreign exchange forward contract to offset exchange gains and losses related to the Loan Notes recorded by the foreign subsidiary. The contract matured on November 26, 1996 and provided the purchase of the equivalent of $13,974 of Pounds Sterling at a rate of $1.5457 per Pound Sterling. The contract effectively hedged any foreign currency exchange fluctuation from the date the Loan Notes were issued. No foreign currency transaction gains or losses were recorded.

       The  Company  has  revolving  credit   facilities   through  its  foreign
       subsidiaries of approximately $3,000, of which $2,016 was outstanding at December 29, 1996.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 12
--------------------------------------------------------------------------------

7.     Issuance of common stock

       On November 25, 1996, the Company completed the sale of 2,250,000 shares of its common stock at $34.50 a share. Net proceeds to the Company were $73,497 after deducting issuance costs. In connection with the offering by the Company, certain selling stockholders sold 2,835,000 shares for which the Company did not receive any proceeds. The proceeds received by the Company were used to reduce indebtedness.


8.     Stock option plans

       A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan and the 1994 Directors Non-Qualified Stock Option Plan follows:


                                                 AVERAGE         SHARES SUBJECT
                                                  PRICE            TO OPTION
                                             --------------      --------------

Summary of Stock Options

   Beginning of period, June 30, 1996            $13.86              662,250

   Options granted                                21.01              311,950

   Options exercised                              13.50              (12,625)

   Options cancelled                              18.25               (1,000)
                                             --------------      --------------

   End of period, December 29, 1996              $16.18              960,575
                                             ==============      ==============

   Exercisable at December 29, 1996                                   83,474
                                                                 ==============

      On September 18, 1996, the Board of Directors of the Company adopted the Long-Term Incentive Plan (the "Plan"). The Plan became effective on November 11, 1996 upon its approval by the stockholders at the annual meeting. The Plan provides for the granting of four types of awards on a stand alone, combination, or a tandem basis, specifically, nonqualified stock options, incentive stock options, restricted shares and performance stock awards. The Plan provides for the granting of up to a total of 600,000 shares of common stock, provided that the total number of shares with respect to which awards are granted in any one year may not exceed 100,000 shares to any individual employee and 200,000 shares in the aggregate, and the total number of shares with respect to which grants of restricted stock and performance stock awards are made in any year shall not exceed 50,000 shares to any individual employee and 100,000 shares in the aggregate. At December 29, 1996, no option shares or awards had been granted under the Plan.

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

       The fiscal 1990, 1991, 1992 and 1993 federal income tax returns for DTI and its predecessor company, Detroit Tool Group, Inc., have been audited by the Internal Revenue Service (the IRS). The Company has entered into an agreement to settle these matters with the IRS. The additional taxes due under the agreement are not material to the Company's financial position, results of operations or liquidity. The Company expects the matter to be settled during the current fiscal year.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------

GENERAL OVERVIEW

       The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and six months ended December 29, 1996 compared to the three and six months ended December 24, 1995, respectively. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996.

       In fiscal year 1996, the Company acquired the net assets of H. G. Kalish Inc. (Kalish) and Arrow Precision Elements, Inc. (Arrow). The Company also acquired the stock of Swiftpack Automation Limited (Swiftpack) and Assembly Machines, Inc. (AMI). During the six months ended December 29, 1996, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford). The acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to accelerate the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

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

       Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources" and "Backlog" includes forward-looking statements. These statements which, at the time made, speak about the future, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and
       Fluctuations in Quarterly Results"; and in the Corporation's other filings with the Securities and Exchange Commission, including its registration statement on Form S-3 (Registration No. 333-14955) and prospectuses dated November 25, 1996, including the sections therein entitled "Risk Factors".

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                      Three Months Ended                   Six Months Ended

                                December 29,      December 24,      December 29,      December 24,
                                    1996              1995              1996              1995
                                ------------      ------------      ------------      ------------

Net sales                           100.0%            100.0%            100.0%            100.0%
Cost of sales                        72.5              74.8              72.5              74.8
                                ------------      ------------      ------------      ------------
Gross profit                         27.5              25.2              27.5              25.2
Selling, general and
   administrative expenses           13.7              15.2              13.8              15.1
                                ------------      ------------      ------------      ------------
Operating income                     13.8              10.0              13.7              10.1
Interest expense                      3.5               1.2               3.4               1.4
                                ------------      ------------      ------------      ------------
Income before provision
   for income taxes and
   extraordinary loss                10.3               8.8              10.3               8.7
Provisions for income taxes           4.3               3.7               4.3               3.7
                                ------------      ------------      ------------      ------------
Income before
   extraordinary loss                 6.0               5.1               6.0               5.0
Extraordinary loss on
   debt refinancing                                                       0.2
                                ------------      ------------      ------------      ------------
Net income                            6.0               5.1%              5.8%              5.0%
                                ============      ============      ============      ============

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED DECEMBER 29, 1996
                COMPARED TO THREE MONTHS ENDED DECEMBER 24, 1995

NET SALES

       Consolidated net sales increased $40.6 million, or 67.4%, to $100.7 million for the three months ended December 29, 1996 from $60.1 million for the three months ended December 24, 1995. The increase in sales can be attributed to the incremental sales of recently acquired businesses, including Swiftpack in November 1995, AMI in January 1996, Mid-West in July 1996 and Hansford in September 1996.

       Sales by the Special Machines segment increased $40.9 million and sales by the Components segment decreased $0.3 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $0.8 million over the second quarter of fiscal
       1996 and $40.1 million in incremental sales from recently-acquired businesses. While total sales for existing businesses of the Special Machines segment increased only 1.6% for the quarter, the segment had strong growth in sales of automated assembly systems reflecting international expansion by certain customers and DTI's increased penetration into new markets. The growth in sales of automated assembly systems was offset by a decrease in sales of thermoforming equipment and a decrease in sales of custom build-to-print machines. The small decrease in sales by the Components segment of $0.3 million is a result of the reduction in demand for products from customers in the transportation industry substantially offset by an increase in sales to several new customers outside the transportation industry.


GROSS PROFIT

       Gross profit increased $12.5 million, or 82.6%, to $27.7 million for the three months ended December 29, 1996 from $15.2 million for the three months ended December 24, 1995, as a result of the sales increases discussed above and gross margin improvements. The gross margin increased to 27.5% from 25.2%. Gross margin exclusive of acquired operations increased to 28.4%, reflecting a more favorable product mix and gross margin improvement across the Special Machines segment, particularly on custom equipment, thermoformers and tablet packaging equipment. The gross margin improvements are primarily a result of production efficiencies and improved project management.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

       SG&A expenses increased $4.6 million, or 50.2%, to $13.8 million for the three months ended December 29, 1996 from $9.2 million for the three months ended December 24, 1995. Approximately $3.6 million of the increase was due to recently acquired businesses, with the remaining increase the result of personnel additions, higher compensation expense for current personnel, increased travel costs, increased investment in marketing activities, and increased professional fees, most of which related to the overall growth of the Company. As a percentage of consolidated net sales, SG&A expenses decreased to 13.7% from 15.2%. The percentage decrease resulted primarily from lower SG&A expenses associated with acquired businesses.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

OPERATING INCOME

       Operating income increased $7.9 million, or 132.1%, to $13.9 million for the three months ended December 29, 1996 from $6.0 million for the three months ended December 24, 1995, as a result of the factors noted above. The operating margin increased to 13.8% from 10.0% in the prior year. Excluding acquisitions, operating income increased $1.1 million, or 18.0%, and operating margin increased to 11.7%.


INTEREST EXPENSE

       Interest expense increased to $3.6 million for the three months ended December 29, 1996 from $0.7 million for the three months ended December 24, 1995. The increase in interest expense resulted primarily from the increase in the debt level of the Company to finance recent acquisitions and meet working capital requirements.

INCOME TAXES

       Provision for income taxes increased to $4.3 million for the three months ended December 29, 1996 from $2.2 million for the three months ended December 24, 1995, reflecting an effective tax rate of approximately 41.6% and 42.0% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.


NET INCOME

       Net income increased to $6.0 million for the three months ended December 29, 1996 from $3.1 million for the three months ended December 24, 1995 as a result of the factors noted above. Primary earnings per share were $0.58 for the three months ended December 29, 1996 versus $0.34 for the three months ended December 24, 1995. The weighted average common shares outstanding for the three months ended December 29, 1996 were 10,478,377 versus 9,000,000 for the three months ended December 24, 1995. The increase is a result of the issuance of common stock and the dilutive effect of certain common stock equivalents, including stock options and the estimated contingent shares which may be issuable in conjunction with the Kalish acquisition.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 19
--------------------------------------------------------------------------------

                       SIX MONTHS ENDED DECEMBER 29, 1996
                 COMPARED TO SIX MONTHS ENDED DECEMBER 24, 1995

NET SALES

       Consolidated net sales increased $78.4 million, or 74.7%, to $183.3 million for the six months ended December 29, 1996 from $104.9 million for the six months ended December 24, 1995. Of the $78.4 million increase in sales, $71.9 million was due to the incremental sales of recently acquired businesses, with the remaining $6.5 million relating to increased sales from existing businesses. Recently acquired businesses include Kalish in August 1995, Arrow in September 1995, Swiftpack in November 1995, AMI in January 1996, Mid-West in July 1996 and Hansford in September 1996.

       Sales by the Special Machines segment increased $77.6 million and sales by the Components segment increased $0.8 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $6.9 million, or 8.2%, over the six months of fiscal 1996 and $70.7 million in incremental sales from recently acquired businesses. Sales from existing businesses were up due to the strong growth occurring in assembly systems, welding systems and foam extrusion equipment. The increase in sales of assembly and welding systems reflects international expansion by certain customers and DTI's increased penetration into new markets. Foam extrusion equipment sales have grown significantly led by a strong international market and DTI's business alliance with a proven worldwide marketer of extruders. The growth of the assembly, welding and foam extrusion systems was partially offset by a decrease in sales of custom build-to-print machines. The increase in sales by the Components segment was acquisition related as existing components businesses were down slightly due to the reduction in demand for products from customers in the transportation industry. The reduced sales to customers in the transportation industry were substantially offset by the increase in sales to several new customers outside the transportation industry.


GROSS PROFIT

       Gross profit increased $24.0 million, or 91.1%, to $50.4 million for the six months ended December 29, 1996 from $26.4 million for the six months ended December 24, 1995, as a result of the sales increases discussed above and gross margin improvements. The gross margin increased to 27.5% from 25.2%. Gross margin exclusive of acquired operations increased to 27.2%, reflecting a more favorable product mix and gross margin improvement across the Special Machines segment, particularly on custom equipment, thermoformers and tablet packaging equipment. The gross margin improvements are primarily a result of production efficiencies and improved project management.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

       SG&A expenses increased $9.6 million, or 60.6%, to $25.4 million for the six months ended December 29, 1996 from $15.8 million for the six months ended December 24, 1995. Approximately $7.5 million of the increase was due to recently acquired businesses, with the remaining increase the result of personnel additions, higher compensation expense for current personnel, increased travel costs, increased investment in marketing activities and increased professional fees, most of which related to the overall growth of the Company. As a percentage of consolidated net sales, SG&A expenses decreased to 13.8% from 15.1%. The percentage decrease resulted primarily from lower SG&A expenses associated with acquired businesses.


OPERATING INCOME

       Operating income increased $14.5 million, or 136.5%, to $25.1 million for the six months ended December 29, 1996 from $10.6 million for the six months ended December 24, 1995, as a result of the factors noted above. The operating margin increased to 13.7% from 10.1% in the prior year. Excluding acquisitions, operating income increased $1.9 million, or 17.6%, and operating margin increased to 11.2%.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 20
--------------------------------------------------------------------------------

INTEREST EXPENSE

       Interest expense increased to $6.3 million for the six months ended December 29, 1996 from $1.5 million for the six months ended December 24, 1995. The increase in interest expense resulted primarily from the increase in the debt level of the Company to finance recent acquisitions and meet working capital requirements.


INCOME TAXES

       Provision for income taxes increased to $7.9 million for the six months ended December 29, 1996 from $3.9 million for the six months ended
       December 24, 1995, reflecting an effective tax rate of approximately 42.0% and 42.1% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.


NET INCOME

       Income before extraordinary loss increased to $10.9 million for the six months ended December 29, 1996 from $5.3 million for the six months ended December 24, 1995 as a result of the factors noted above. The Company recognized an extraordinary loss in July 1996 of $0.3 million, or $0.03 per share, attributable to the write-off of $0.5 million unamortized deferred financing fees, net of related $0.2 million tax benefit. As a result, net income was $10.6 million, or $1.06 per share. Primary earnings per share before the extraordinary loss were $1.09 for the six months ended December 29, 1996 versus $0.59 for the six months ended December 24, 1995. The weighted average common shares outstanding for the six months ended December 29, 1996 were 9,996,064 versus 9,000,000 for the six months ended December 24, 1995. The increase is a result of the issuance of common stock and the dilutive effect of certain common stock equivalents, including stock options and the estimated contingent shares which may be issuable in conjunction with the Kalish acquisition.


LIQUIDITY AND CAPITAL RESOURCES

       Net income plus non-cash operating charges provided $15.7 million of operating cash flow for the six months ended December 29, 1996. Net increases in working capital balances used operating cash of $31.0 million, resulting in net cash used by operating activities of $15.3 million for the six months ended December 29, 1996. The net increase in working capital reflected the increased level of manufacturing activity occurring at the Company, particularly in the Special Machines segment. The Company has also experienced a trend towards larger dollar value and longer lead-time projects. In addition, the Special Machines segment has been working on several such contracts which do not provide for advance or progress payments. These factors resulted in a $20.7 million increase in costs and earnings in excess of amounts billed and a $8.5 million increase in inventory.

       During the six months ended December 24, 1995, net cash provided by operating activities was $9.0 million. Net income plus non-cash operating charges provided $8.1 million of operating cash flow. A favorable change in working capital balances resulted in net cash provided of $0.9 million.

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

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 21
--------------------------------------------------------------------------------

       During the six months ended December 29, 1996, net cash of $112.9 million was provided by financing activities primarily to fund the acquisitions of Mid-West and Hansford for $92.8 million, net of cash acquired. The net cash provided by financing activities was also used to finance capital expenditures of $5.7 million, pay dividends of $0.4 million and fund working capital requirements. Financing activities consisted of the renegotiation of the Company's credit facility and the issuance of common stock. The Company incurred $2.5 million of financing costs in conjunction with the renegotiating of the credit facility.

       During the six months ended December 24, 1995, cash provided by operating activities was used to finance capital expenditures of approximately $4.6 million, pay dividends of $0.4 million and provide funding toward three acquisitions. Net borrowings of the Company increased by approximately $37.2 million in the six months ended December 24, 1995, primarily due to the acquisition of Kalish for $16.4 million, Arrow for $3.0 million and Swiftpack for $18.4, net of cash acquired.

       On November 25, 1996, the Company completed the sale of 2,250,000 shares of its common stock at a price to the public of $34.50 a share. Net proceeds to the Company were $73.5 million after deducting issuance costs. In connection with the offering by the Company, certain selling stockholders sold 2,835,000 shares for which the Company did not receive any proceeds. The proceeds received by the Company were used to reduce indebtedness. Under terms of the credit facility, the prepayment of indebtedness has resulted in a reduction in interest rates of 0.75% per annum on borrowings outstanding under the credit facility. In addition, the prepayment of indebtedness established a loan commitment which is available for use by the Company to finance future acquisitions for up to two years.

       During the six months ended December 29, 1996, the Company completed the acquisitions of Mid-West and Hansford for $75.2 million and $17.6 million, respectively, net of cash acquired. These acquisitions were financed under the Second Amended and Restated Credit Facilities Agreement, which replaced the Company's previous credit agreement. The credit agreement, which was subsequently amended in September and December 1996, provides a total credit line of $210 million, including an $80 million revolving credit facility, a $50.5 million term loan, a $58.5 million acquisition facility and a $21 million foreign currency denominated letter of credit. The term loan requires quarterly principal payments ranging from $1.6 million to $2.3 million with a final balloon payment at maturity on July 23, 2001. Borrowings under the agreement bear interest at prime or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow. At December 29, 1996, interest rates on these facilities ranged from 6.8% to 8.25%. Borrowing availability for the revolver is based on percentages of the Company's eligible accounts receivable, eligible inventory and outstanding letters of credit. The Company had excess borrowing availability of $13.1 million relating to the revolving credit facility at December 29, 1996. The credit facility is secured by substantially all of the assets of DTI and its subsidiaries and contains certain financial and other covenants and restrictions. In conjunction with entering into this credit facility, the Company recognized an extraordinary loss in July 1996 of $0.3 million attributable to the write-off of $0.5 million unamortized deferred financing fees, net of related $0.2 million tax benefit.

       In connection with the acquisition of Swiftpack on November 23, 1995, DT Industries (UK) Limited (DTUK), a wholly-owned subsidiary, entered into the Credit Agreement, Specific Counter-Indemnity and Debenture with a foreign bank. The foreign credit facility denominated in Pounds Sterling was used for the cash portion of the purchase price of Swiftpack and the redemption of five fixed rate guaranteed promissory notes (Loan Notes) entered into with certain of the prior shareholders. The Loan Notes which bore interest at 5.3% were redeemed by the noteholders on November 25, 1996. The aggregate principal amount of the foreign credit facility is approximately $21.0 million. The facility bears interest at a variable rate based upon LIBOR (approximately 7.9% including letter of credit fees at December 29, 1996). Principal payments are due quarterly with the remaining principal balance due on August 16, 2000. Principal payments range from approximately $0.2 million to $0.4 million. The foreign credit facility is secured by the letter of credit facility provided through the Second Amended and Restated Credit Facilities Agreement.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 22
--------------------------------------------------------------------------------

       The Company also maintains revolving credit facilities of approximately $3.0 million through its foreign subsidiaries. At December 29, 1996, total outstanding indebtedness under such facilities was approximately $2.0 million.

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

       Management anticipates that capital expenditures in the current fiscal year and future years will include recurring replacement or refurbishment of machinery and equipment, which will approximate depreciation expense, and purchases to improve production methods or processes or to expand manufacturing capabilities. The Company believes that its principal owned manufacturing facilities have sufficient capacity to accommodate future internal growth without major additional capital improvements. The Company does expect to enter into new operating leases to accommodate growth occurring at two of the Special Machines facilities.

       The Company paid quarterly cash dividends of $0.02 per share on September 13, 1996 and December 13, 1996 to stockholders of record on August 30, 1996 and November 22, 1996, respectively.

       Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.


TAX MATTERS

       The Company files a consolidated federal income tax return. The fiscal 1990, 1991, 1992 and 1993 federal income tax returns for DTI and its predecessor company, Detroit Tool Group, Inc., have been audited by the Internal Revenue Service (the IRS). The Company has entered into an agreement to settle these matters with the IRS. The additional taxes due under the agreement are not material to the Company's financial position, results of operations or liquidity and are expected to be paid in the current fiscal year.


BACKLOG

       The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of December 29, 1996, the Company had $173.5 million of orders in backlog, which compares to a backlog of approximately $107.4 million as of December 24, 1995. The acquisitions of Hansford, Mid-West and AMI increased the backlog $73.2 million at December 29, 1996 in comparison to December 24, 1995. Excluding the effect of these acquisitions, backlog would have been $100.3 million at December 29, 1996, a decrease of $7.1 million, or 6.6%, from a year ago.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 23
--------------------------------------------------------------------------------

       The decline is a result of a decrease in the backlog of the Special Machines segment of $11.6 million, excluding the effect of acquisitions. The decrease can be attributed to the timing of receipt of purchase orders for certain custom equipment and an unusually large backlog of thermoforming machines at December 24, 1995. The custom equipment business was exceptionally strong in fiscal 1996 substantially due to a customer in the tire industry. Backlog for the Components segment increased $4.5 million, up 79.5%, from the $5.9 million backlog a year ago.

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


SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

       In general, the Company's business is not subject to seasonal variations in demand for its products. However, because orders for certain of the Company's products can be several million dollars, a relatively limited number of orders can constitute a meaningful percentage of the Company's revenue in any one quarterly period. As a result, a relatively small reduction or delay in the number of orders can have a material impact on the timing of recognition of the Company's revenues. Certain of the Company's revenues are derived from fixed price contracts. To the extent that original cost estimates prove to be inaccurate, profitability from a particular contract may be adversely affected. Gross margins in the Special Machines segment may vary between comparable periods as a result of the variations in profitability of contracts for large orders of special machines as well as product mix between the various types of custom and proprietary equipment manufactured by the Company. Accordingly, results of operations of the Company for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.

DT INDUSTRIES, INC.

PART II. Other Information
Page 24
--------------------------------------------------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On November 11, 1996, the Annual Meeting of the Stockholders of DTI was held, at which the following matters were voted upon:

         1. Approval of the amendment to the Company's Restated Certificate of Incorporation which would classify the Board of Directors into three classes of directors with staggered three-year terms. The vote to approve the amendment was 5,340,282 for and 1,462,558 against.

         2. Election of Directors. Each of the following nominees received the number of affirmative votes set forth opposite his name:

             Class I                     James J. Kerley               7,082,559
             (term expires 1997)         Charles F. Pollnow            7,163,594
                                         Samuel A. Hamacher            7,146,894

             Class II                    Stephen J. Gore               7,146,994
             (terms expires 1998)        Lee M. Liberman               7,163,559
                                         Gregory A. Fox                7,147,994

             Class III                   William H. T. Bush            7,163,494
             (term expires 1999)         James C. Janning              7,147,994
                                         Donald E. Nickelson           7,146,994

         3.  Adoption  of  the Company's Long-Term Incentive Plan.   The vote to
             approve the Company's Long-Term Incentive Plan was 6,009,379 for and 786,081 against.

         4. Ratification of Appointment of Accountants for the fiscal year ending June 29, 1997. The vote to ratify the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending June 29, 1997 was 7,184,159 for and 600 against.

DT INDUSTRIES, INC.

PART II. Other Information
Page 25
--------------------------------------------------------------------------------

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 10.1 - Underwriting Agreement, dated November 25, 1996, by and between CS First Boston Corporation, Morgan Stanley & Co. Incorporated and Schroder Wertheim & Co. Incorporated, as Representatives of the Several Underwriters named therein, and DT Industries, Inc.

               Exhibit 10.2 - Subscription Agreement, dated November 25, 1996, by and between CS First Boston Limited, Morgan Stanley & Co. International and J. Henry Schroder & Co. Limited and the other Managers named therein and DT Industries, Inc.

               Exhibit 10.3 - Amended and Restated Corporate Development Consulting and Advisory Services Agreement, dated November 6, 1996, by and between DT Industries, Inc. and Harbour Group Industries, Inc.

               Exhibit 10.4 - Amended and Restated Operations Consulting and Advisory Services Agreement, dated November 6, 1996, by and between DT Industries, Inc. and Harbour Group Ltd.

               Exhibit 10.5 - Indemnification Agreement, dated November 25, 1996, by and among DT Industries, Inc. and Peer Investors L.P., Peer Investors II L.P., Harbour Group Investments II, L.P., Harbour Group II Management Co. and Fox Family Foundation.

               Exhibit 11 - Statement  Regarding  Computation  of  Earnings  Per
               Share

               Exhibit 27 - Financial Detail Schedule (EDGAR version only)


         (b)   Reports on Form 8-K:

               On November 21, 1996, a Current Report on Form 8-K was filed to record the amendment to the Restated Certificate of Incorporation of the Company which classified the Board of Directors of the Company into three classes of directors with staggered three-year terms.

                              DT INDUSTRIES, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DT INDUSTRIES, INC.




Date:  February 12, 1997                /s/ Bruce P. Erdel
                                        ----------------------------------------
                                                       (Signature)
                                        Bruce P. Erdel
                                        Vice President - Finance and Secretary
                                        (Principal Financing and Accounting
                                        Officer)

                                 EXHIBIT INDEX

                                                          Page No. in Sequential
Exhibit No.    Description                                   Numbering System
-----------    -----------                                ----------------------

   10.1        Underwriting Agreement, dated November 25,
               1996, by and between CS First Boston
               Corporation, Morgan Stanley & Co.
               Incorporated and Schroder Wertheim &
               Co. Incorporated, as Representatives of
               the Several Underwriters named therein,
               and DT Industries, Inc.

   10.2 Subscription Agreement, dated November 25, 1996, by and between CS First Boston
               Limited, Morgan Stanley & Co. International and J. Henry Schroder & Co. Limited and the other Managers named therein and DT Industries, Inc.

   10.3        Amended and Restated Corporate Development
               Consulting and Advisory Services Agreement, dated November 6, 1996, by and between DT Industries, Inc. and Harbour Group
               Industries, Inc.

   10.4 Amended and Restated Operations Consulting and Advisory Services Agreement, dated
               November 6, 1996, by and between DT Industries,
               Inc. and Harbour Group Ltd.

   10.5 Indemnification Agreement, dated November 25, 1996, by and among DT Industries, Inc. and Peer Investors L.P., Peer Investors II L.P., Harbour Group Investments II, L.P., Harbour Group II Management Co. and Fox Family Foundation.

   11          Statement Regarding Computation of Earnings
               Per Share

   27          Financial Detail Schedule (EDGAR version only)