Form 10-Q
period 1997-03-30
DT INDUSTRIES INC
filed 1997-05-12
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      March 30, 1997
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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of May 2, 1997 was 11,275,500.

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------

                                                                          Page
                                                                         Number

Part I    Financial Information

          Item 1.    Financial Statements (Unaudited, except as noted)

                     Consolidated Balance Sheet at March 30, 1997
                      and June 30, 1996 (Audited)                            2

                     Consolidated Statement of Operations for the
                      three and nine months ended March 30, 1997 and
                      March 24, 1996                                         3

                     Consolidated Statement of Changes in
                      Stockholders' Equity for the nine months
                      ended March 30, 1997                                   4

                     Consolidated Statement of Cash Flows for the
                      nine months ended March 30, 1997 and
                      March 24, 1996                                       5-6

                     Notes to Consolidated Financial Statements           7-12

          Item 2.    Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                 13-22

Part II   Other Information

          Item 6.    Exhibits and Reports on Form 8-K                       23

Signature

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
Page 2
--------------------------------------------------------------------------------

                                                                  March 30,       June 30,
                                                                    1997           1996
                                                                 (Unaudited)
                                                                 -----------    -----------
Assets

Current assets:
   Cash and cash equivalents                                     $     730      $   1,210
   Accounts receivable, net                                         47,490         32,092
   Costs and estimated earnings in excess
      of amounts billed on uncompleted contracts                    72,143         19,130
   Inventories, net                                                 44,204         31,403
   Prepaid expenses and other                                        6,852         10,153
                                                                 -----------    -----------
      Total current assets                                         171,419         93,988

   Property, plant and equipment, net                               49,020         36,713
   Goodwill, net                                                   168,783        101,187
   Other assets, net                                                 3,690          1,955
                                                                 ===========    ===========
                                                                 $ 392,912      $ 233,843
                                                                 ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities:

   Current portion of long-term debt                             $   8,915      $   8,481
   Accounts payable                                                 24,772         19,621
   Customer advances                                                19,191         17,201
   Accrued liabilities                                              30,017         22,524
                                                                 -----------    -----------
      Total current liabilities                                     82,895         67,827
                                                                 -----------    -----------
   Long-term debt                                                  121,611         70,846
   Deferred income taxes                                             5,282          4,756
   Other long-term liabilities                                       4,241          2,530
                                                                 -----------    -----------
      Total long-term obligations                                  131,134         78,132
                                                                 -----------    -----------

   Commitments and contingencies (See notes 3 and 9)

   Stockholders' equity:

      Preferred stock, $0.01 par value; 1,500,000 shares
         authorized; no shares issued and outstanding
      Common stock, $0.01 par value; 100,000,000 shares
         authorized; 11,272,125 and 9,001,250 shares issued
         and outstanding at March 30, 1997 and June 30, 1996,
         respectively                                                  113             90
      Additional paid-in capital                                   135,014         61,255
      Retained earnings                                             43,756         26,539
                                                                 -----------    -----------
         Total stockholders' equity                                178,883         87,884
                                                                 ===========    ===========
                                                                 $ 392,912      $ 233,843
                                                                 ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
--------------------------------------------------------------------------------

                                         Three months ended                Nine months ended

                                     March 30,        March 24,        March 30,        March 24,
                                       1997             1996             1997             1996
                                   -------------    -------------    -------------    -------------
Net sales                          $    103,359     $     59,866     $    286,687     $    164,797

Cost of sales                            73,652           43,432          206,545          121,965
                                   -------------    -------------    -------------    -------------
Gross profit                             29,707           16,434           80,142           42,832

Selling, general and
  administrative expenses                14,755            9,116           40,105           24,905
                                   -------------    -------------    -------------    -------------
Operating income                         14,952            7,318           40,037           17,927

Interest expense                          2,538            1,463            8,825            2,922
                                   -------------    -------------    -------------    -------------

Income before provision for
  income taxes and
  extraordinary loss                     12,414            5,855           31,212           15,005

Provision for income taxes                5,198            2,459           13,085            6,311
                                   -------------    -------------    -------------    -------------

Income before extraordinary
  loss                                    7,216            3,396           18,127            8,694

Extraordinary loss on debt
  refinancing less applicable
  income tax benefits of $216                                                 324
                                   -------------    -------------    -------------    -------------

Net income                         $      7,216     $      3,396     $     17,803     $      8,694
                                   =============    =============    =============    =============

Primary earnings per common
  share:

    Income before
      extraordinary loss           $       0.61     $       0.38     $       1.70     $       0.97

    Extraordinary loss                                                       0.03
                                   -------------    -------------    -------------    -------------
    Net income                     $       0.61     $       0.38     $       1.67     $       0.97
                                   =============    =============    =============    =============

Weighted average common
  shares                             11,882,622        9,000,000       10,633,899        9,000,000
                                   =============    =============    =============    =============

           See accompanying Notes to Consolidated Financial Statements

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended March 30, 1997
(Dollars in Thousands Except Per Share Data)
Page 4
--------------------------------------------------------------------------------

                                                             Additional
                                                  Common      Paid-In        Retained
                                                   Stock      Capital        Earnings        Total
                                             -----------    -----------    -----------    -----------
Balance, June 30, 1996                       $       90     $   61,255     $   26,539     $   87,884

Exercise of stock options (unaudited)                              285                           285

Issuance of common stock (unaudited)                 23         73,474                        73,497

Net income for the nine months ended
   March 30, 1997 (unaudited)                                                  17,803         17,803

Cash dividend at $0.02 per common share
   (unaudited)                                                                   (586)          (586)
                                             -----------    -----------    -----------    -----------
Balance, March 30 1997 (unaudited)           $      113     $  135,014     $   43,756     $  178,883
                                             ===========    ===========    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
--------------------------------------------------------------------------------

                                                                      Nine months ended        Nine months ended
                                                                       March 30, 1997           March 24, 1996
                                                                      -----------------        -----------------
Cash flows from operating activities:

   Net income                                                         $         17,803         $          8,694

Adjustments to reconcile net income to net cash provided (used) by operating activities:

   Depreciation                                                                  4,448                    2,779
   Amortization                                                                  3,761                    1,939
   Deferred income tax provision                                                  (449)                    (117)
   Other                                                                           305                       72

(Increase) decrease in current assets, excluding the effect of acquisitions:

   Accounts receivable                                                          (5,234)                   9,030
   Costs and earnings in excess of amounts billed                              (23,738)                  (4,237)
   Inventories                                                                  (9,677)                   1,212
   Prepaid expenses and other                                                    5,167                   (2,401)

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

   Accounts payable                                                             (9,576)                   2,640
   Accrued liabilities                                                          (2,668)                     603
   Customer advances                                                            (1,396)                   1,414
   Other                                                                           638                     (166)
                                                                      -----------------        -----------------
   Net cash provided (used) by operating activities                            (20,616)                  21,462
                                                                      -----------------        -----------------

Cash flows from investing activities:

   Capital expenditures                                                         (8,194)                  (7,605)

   Acquisition of the stock of Mid-West Automation Enterprises,
      Inc. and Hansford Manufacturing Corporation, net of cash
      acquired of $21,573                                                      (92,756)

   Acquisition of H.G. Kalish Inc. net assets, Arrow Precision
      Elements, Inc. net assets, Swiftpack Automation Limited
      stock, and AMI stock, net of cash acquired of $2,484                                              (44,515)
                                                                      -----------------        -----------------
   Net cash used by investing activities                                      (100,950)                 (52,120)
                                                                      -----------------        -----------------

                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
--------------------------------------------------------------------------------

                                                                      Nine Months Ended        Nine Months Ended
                                                                       March 30, 1997           March 24, 1996
                                                                      -----------------        -----------------
Cash flows from financing activities:

   Proceeds from issuance of debt                                               96,708                   51,713

   Repayments of term loans and Loan Notes                                     (90,054)                 (11,750)

   Net borrowings (repayments) on revolving loans                               43,805                   (5,541)

   Repayments of capital leases and other long-term
      obligations                                                                  (97)                    (172)

   Financing costs                                                              (2,472)                    (632)

   Issuance of common stock                                                     73,497

   Exercise of stock options                                                       285

   Dividends                                                                      (586)                    (540)

   Other                                                                                                     23
                                                                      -----------------        -----------------

   Net cash provided by financing activities                                   121,086                   33,101
                                                                      -----------------        -----------------

Net increase (decrease) in cash                                                   (480)                   2,443

Cash and cash equivalents at beginning of period                                 1,210                      646
                                                                      -----------------        -----------------

Cash and cash equivalents at end of period                            $            730         $          3,089
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

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 7
--------------------------------------------------------------------------------

1.   Unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1996.


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

                                                         PRO FORMA INFORMATION
                                                            FOR THE PERIODS

                                                   July 1, 1996        June 26, 1995
                                                        to                  to
                                                  March 30, 1997      March 24, 1996
                                                  --------------      --------------
Net sales                                         $     307,366       $     278,653

Income before extraordinary loss                  $      18,849       $      12,966

Earnings per share before extraordinary loss      $        1.77       $        1.44

Weighted average shares outstanding                  10,633,899           9,000,000


DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 9
--------------------------------------------------------------------------------

4.   Earnings per share

     The   computation  of   primary  earnings  per  share  was  based  on   the
     weighted average number of outstanding common shares during the period plus, when the effect was dilutive, common stock equivalents consisting of certain shares subject to stock options and contingent purchase price payable in common stock related to an acquired business. The common equivalent shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. The number of contingent shares used in the primary calculation was based on the average stock price for the prior fiscal year (for shares issuable for the prior year earnings) and the end of the period stock price assuming maintenance of current earnings (for shares contingently issuable for the current and future year earnings). As all potentially dilutive securities are considered common stock equivalents, there was not a material difference between primary and fully diluted earnings per share.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which will be effective for the Company for the quarter ended December 1997. Had the Company adopted SFAS 128 as of July 1, 1996, weighted average basic shares outstanding would have been 11,267,771 and 10,033,769 and basic earnings per share before the extraordinary item would have been $0.64 and $1.81 for the three and nine months ended March 30, 1997, respectively. Weighted average diluted shares outstanding would have been 11,887,748 and 10,639,025 and diluted earnings per share before the extraordinary item would have been $0.61 and $1.70 for the three and nine months ended March 30, 1997, respectively.

5.   Supplemental balance sheet information

                                                  March 30, 1997      June 30, 1996
                                                    (Unaudited)
                                                  --------------      --------------
Inventories, net:

  Raw materials                                   $      17,621       $      14,814

  Work in process                                        22,470              12,145

  Finished goods                                          4,113               4,444
                                                  --------------      --------------
                                                  $      44,204       $      31,403
                                                  ==============      ==============

Accrued liabilities:

  Accrued employee compensation and benefits      $      11,554       $       6,030

  Taxes payable and related reserves                      5,558               5,120

  Product liability                                       1,770               1,711

  Other                                                  11,135               9,663
                                                  --------------      --------------

                                                   $     30,017       $      22,524
                                                   =============      ==============

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

6.   Financing

     As of March 30, 1997 and June 30, 1996, long-term debt consisted of the following:

                                              March 30, 1997      June 30, 1996
                                                (Unaudited)
                                              --------------      --------------

Term loans to banks                           $      69,415       $      47,917

Loan Notes                                                               13,974

Revolving loans to banks                             60,521              16,749

Capital lease obligations and other
   long-term debt                                       590                 687
                                              --------------      --------------
                                                    130,526              79,327

Less - current portion of
   long-term debt                                    (8,915)             (8,481)
                                              --------------      --------------
                                              $     121,611       $      70,846
                                              ==============      ==============


     During July 1996, the Company entered into a Second Amended and Restated Credit Facilities Agreement provided by two institutions. The agreement, which was subsequently amended in September 1996 and December 1996, provides a total credit line of $210,000, including an $80,000 revolving credit facility, a $50,500 term loan, a $58,500 acquisition facility and a $21,000 foreign currency denominated letter of credit, and expires on July 23, 2001. The term loan requires quarterly principal payments ranging from $1,613 to $2,267 with a final balloon payment at maturity on July 23, 2001. Borrowings under the agreement bear interest at prime or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow. At March 30, 1997, interest rates on these facilities ranged from 6.5 percent to 8.5 percent. Borrowing availability for the revolving credit facility is based on percentages of the Company's eligible accounts receivable, eligible inventory and outstanding letters of credit. The Company had borrowing availability of $19,479 relating to the revolving credit facility at March 30, 1997. The credit facility is secured by substantially all of the assets of DTI and its subsidiaries and contains certain financial and other covenants and restrictions. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1996 of $324 attributable to the write-off of $540 unamortized deferred financing fees, net of related $216 tax benefit.

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

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 11
--------------------------------------------------------------------------------

     In connection with the acquisition of Swiftpack on November 23, 1995, DT Industries (UK) Limited (DTUK), a wholly-owned subsidiary, entered into the Credit Agreement, Specific Counter-Indemnity and Debenture with a foreign bank. The foreign credit facility denominated in Pounds Sterling was used for the cash portion of the purchase price of Swiftpack and the redemption of five fixed rate guaranteed promissory notes (Loan Notes) entered into with certain of the prior shareholders. The aggregate principal amount of the Loan Notes denominated in U.S. dollars was $13,974. The Loan Notes, which bore interest at 5.3%, were redeemed by the noteholders between November 25, 1996 and December 23, 1996. The aggregate principal amount of the foreign credit facility is approximately $21,000. The foreign credit facility bears interest at a variable rate based upon LIBOR (approximately 7.8% including letter of credit fees at March 30, 1997). Principal payments thereunder ranging from $320 to $405 are due quarterly with the remaining principal due August 16, 2000.

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

     The  Company  has   revolving   credit   facilities   through  its  foreign
     subsidiaries of approximately $3,000, of which $1,810 was outstanding at March 30, 1997.


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

DT INDUSTRIES, INC.

Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 12
--------------------------------------------------------------------------------

8.   Stock option plans

     A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1996 Long-Term Incentive Plan and the 1994 Directors Non-Qualified Stock Option Plan follows:

                                                  AVERAGE         SHARES SUBJECT
                                                   PRICE            TO OPTION
                                               --------------     --------------

  Summary of Stock Options

     Beginning of period, June 30, 1996           $ 13.86            662,250

     Options granted                                22.78            349,450

     Options exercised                              13.68            (20,875)

     Options cancelled                              20.52             (5,625)
                                               --------------     --------------
     End of period, March 30, 1997                $ 16.99             958,200
                                               ==============     ==============
     Exercisable at March 30, 1997                                     77,844
                                                                  ==============

     On September 18, 1996, the Board of Directors of the Company adopted the Long-Term Incentive Plan (the "LTIP Plan"). The LTIP Plan became effective on November 11, 1996 upon its approval by the stockholders at the annual meeting. The LTIP Plan provides for the granting of four types of awards on a stand alone, combination, or a tandem basis, specifically, nonqualified stock options, incentive stock options, restricted shares and performance stock awards. The LTIP Plan provides for the granting of up to a total of 600,000 shares of common stock, provided that the total number of shares with respect to which awards are granted in any one year may not exceed 100,000 shares to any individual employee and 200,000 shares in the aggregate, and the total number of shares with respect to which grants of restricted stock and performance stock awards are made in any year shall not exceed 50,000 shares to any individual employee and 100,000 shares in the aggregate.

9.   Commitments and contingencies

     The Company is a party to certain lawsuits involving employee matters, product liability and other matters. Management and legal counsel do not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------

GENERAL OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and nine months ended March 30, 1997 compared to the three and nine months ended March 24, 1996, respectively. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996.

     In fiscal year 1996, the Company acquired the net assets of H. G. Kalish Inc. (Kalish) and Arrow Precision Elements, Inc. (Arrow). The Company also acquired the stock of Swiftpack Automation Limited (Swiftpack) and Assembly Machines, Inc. (AMI). During the nine months ended March 30, 1997, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford). The acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to accelerate the Company's goal of providing customers a full range of integrated automated assembly and packaging systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

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

     Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources" and "Backlog" includes forward-looking statements. These statements which, at the time made, speak about the future, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and Fluctuations in Quarterly Results"; and in the Corporation's other filings with the Securities and Exchange Commission, including its registration statement on Form S-3 (Registration No. 333-14955) and prospectus dated November 25, 1996, including the section therein entitled "Risk Factors".

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                         Three Months Ended                Nine Months Ended

                                     March 30,        March 24,        March 30,        March 24,
                                       1997             1996             1997             1996
                                   -------------    -------------    -------------    -------------
Net sales                              100.0%          100.0%           100.0%           100.0%

Cost of sales                           71.3            72.6             72.0             74.0
                                   -------------    -------------    -------------    -------------
Gross profit                            28.7            27.4             28.0             26.0

Selling, general and
   administrative expenses              14.3            15.2             14.0             15.1
                                   -------------    -------------    -------------    -------------
Operating income                        14.4            12.2             14.0             10.9

Interest expense                         2.4             2.4              3.1              1.8
                                   -------------    -------------    -------------    -------------
Income before provision
   for income taxes and
   extraordinary loss                   12.0             9.8             10.9              9.1

Provision for income taxes               5.0             4.1              4.6              3.8
                                   -------------    -------------    -------------    -------------

Income before extraordinary
   loss                                  7.0             5.7              6.3              5.3

Extraordinary loss on debt
   refinancing                                                            0.1
                                   -------------    -------------    -------------    -------------
Net income                               7.0%            5.7%             6.2%             5.3%
                                   =============    =============    =============    =============

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------

                        THREE MONTHS ENDED MARCH 30, 1997
                  COMPARED TO THREE MONTHS ENDED MARCH 24, 1996

NET SALES

     Consolidated net sales increased $43.5 million, or 72.7%, to $103.4 million for the three months ended March 30, 1997 from $59.9 million for the three months ended March 24, 1996. The increase in sales was attributed to the incremental sales of recently acquired businesses of $34.8 million, with the remaining $8.7 million, or 14.5%, increase relating to increased sales from existing businesses. Recently acquired businesses include AMI in January 1996, Mid-West in July 1996 and Hansford in September 1996.

     Sales by the Special Machines segment increased $40.9 million and sales by the Components segment increased $2.6 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $6.1 million, or 12.2%, over the third quarter of fiscal 1996 and $34.8 million in incremental sales from recently-acquired businesses. The existing businesses in the Special Machines segment experienced growth in sales of automated assembly systems reflecting international expansion by certain customers and DTI's increased penetration into new markets. The increase in sales by the Components segment of $2.6 million, or 25.6%, is a result of an increase in sales to a large customer in the agricultural equipment industry and sales to several new customers obtained in the current year. Capital investment in the Components segment has provided additional capacity and expanded capabilities to increase the number and types of products offered to customers. Sales to customers in the transportation industry had declined slightly from prior year levels.

GROSS PROFIT

     Gross profit increased $13.3 million, or 80.8%, to $29.7 million for the three months ended March 30, 1997 from $16.4 million for the three months ended March 24, 1996, as a result of the sales increases discussed above and gross margin improvements. The gross margin increased to 28.7% from 27.5% primarily as a result of the recently acquired operations. Gross margin exclusive of acquired operations increased slightly to 27.6%.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

     SG&A expenses increased $5.6 million, or 61.9%, to $14.7 million for the three months ended March 30, 1997 from $9.1 million for the three months ended March 24, 1996. Approximately $4.0 million of the increase was due to recently acquired businesses, with the remaining increase the result of personnel additions, higher compensation expense for current personnel and increased travel costs, most of which related to the overall growth of the Company and the further establishment of a business group operating structure. As a percentage of consolidated net sales, SG&A expenses decreased to 14.3% from 15.2%. The percentage decrease resulted primarily from lower SG&A expenses as a percentage of sales associated with recently acquired businesses.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
--------------------------------------------------------------------------------

OPERATING INCOME

     Operating income increased $7.7 million, or 104.3%, to $15.0 million for the three months ended March 30, 1997 from $7.3 million for the three months ended March 24, 1996, as a result of the factors noted above. The operating margin increased to 14.4% from 12.2% in the prior year. Excluding acquisitions, operating income increased $0.8 million, or 10.7%.


INTEREST EXPENSE

     Interest expense increased to $2.5 million for the three months ended March 30, 1997 from $1.5 million for the three months ended March 24, 1996. The increase in interest expense resulted primarily from the increase in the debt level of the Company to finance recent acquisitions and meet working capital requirements partially offset by the net proceeds of an offering of common stock.

INCOME TAXES

     Provision for income taxes increased to $5.2 million for the three months ended March 30, 1997 from $2.5 million for the three months ended March 24, 1996, reflecting an effective tax rate of approximately 41.9% and 42.0% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.


NET INCOME

     Net income increased to $7.2 million for the three months ended March 30, 1997 from $3.4 million for the three months ended March 24, 1996 as a result of the factors noted above. Primary earnings per share were $0.61 for the three months ended March 30, 1997 versus $0.38 for the three months ended March 24, 1996. The weighted average common shares outstanding for the three months ended March 30, 1997 were 11,882,622 versus 9,000,000 for the three months ended March 24, 1996. The increase is a result of the issuance of common stock and the dilutive effect of certain common stock equivalents, including stock options and the estimated contingent shares which may be issuable in conjunction with the Kalish acquisition.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

                        NINE MONTHS ENDED MARCH 30, 1997
                  COMPARED TO NINE MONTHS ENDED MARCH 24, 1996

NET SALES

     Consolidated net sales increased $121.9 million, or 74.0%, to $286.7 million for the nine months ended March 30, 1997 from $164.8 million for the nine months ended March 24, 1996. Of the $121.9 million increase in sales, $106.7 million was due to the incremental sales of recently acquired businesses, with the remaining $15.2 million, or 9.2%, relating to increased sales from existing businesses. Recently acquired businesses include Kalish in August 1995, Arrow in September 1995, Swiftpack in November 1995, AMI in January 1996, Mid-West in July 1996 and Hansford in September 1996.

     Sales by the Special Machines segment increased $118.5 million and sales by the Components segment increased $3.4 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $13.0 million, or 9.7%, over the nine months of fiscal 1996 and $105.5 million in incremental sales from recently acquired businesses. Sales from existing businesses were up due to the strong growth occurring in assembly systems, welding systems and foam extrusion equipment. The increase in sales of assembly and welding systems reflects international expansion by certain customers and DTI's increased penetration into new markets. Foam extrusion equipment sales have grown significantly led by a strong international market. The growth in sales of the assembly, welding and foam extrusion systems was partially offset by a decrease in sales of custom build-to-print machines. The increase in sales by the Components segment was due to an increase in sales from existing businesses of $2.2 million, or 7.1%, over the nine months of fiscal 1996 and $1.2 million in incremental sales from recently acquired businesses. The increase in sales of the Components segment is a result of the sales increases to a large customer in the agricultural equipment industry, sales to new customers and the lessened effect in the latter part of the fiscal year of the reduced sales to customers in the transportation industry.


GROSS PROFIT

     Gross profit increased $37.3 million, or 87.1%, to $80.1 million for the nine months ended March 30, 1997 from $42.8 million for the nine months ended March 24, 1996, as a result of the sales increases discussed above and gross margin improvements. The gross margin increased to 28.0% from 26.0%. Gross margin exclusive of acquired operations increased to 27.4%, reflecting a more favorable product mix and gross margin improvement across several product lines within the Special Machines segment, including custom equipment, welding systems and tablet packaging equipment.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

     SG&A expenses increased $15.2 million, or 61.0%, to $40.1 million for the nine months ended March 30, 1997 from $24.9 million for the nine months ended March 24, 1996. Approximately $11.5 million of the increase was due to recently acquired businesses, with the remaining increase the result of personnel additions, higher compensation expense for current personnel and increased travel costs, most of which related to the overall growth of the Company and the further establishment of a business group operating structure. As a percentage of consolidated net sales, SG&A expenses decreased to 14.0% from 15.1%. The percentage decrease resulted primarily from lower SG&A expenses as a percentage of sales associated with the recently acquired businesses.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 19
--------------------------------------------------------------------------------

OPERATING INCOME

     Operating income increased $22.1 million, or 123.3%, to $40.0 million for the nine months ended March 30, 1997 from $17.9 million for the nine months ended March 24, 1996, as a result of the factors noted above. The operating margin increased to 14.0% from 10.9% in the prior year. Excluding acquisitions, operating income increased $2.8 million, or 15.6%, and operating margin increased to 11.5%.


INTEREST EXPENSE

     Interest expense increased to $8.8 million for the nine months ended March 30, 1997 from $2.9 million for the nine months ended March 24, 1996. The increase in interest expense resulted primarily from the increase in the debt level of the Company to finance recent acquisitions and meet working capital requirements partially offset by the net proceeds of an offering of common stock.


INCOME TAXES

     Provision for income taxes increased to $13.1 million for the nine months ended March 30, 1997 from $6.3 million for the nine months ended March 24, 1996, reflecting an effective tax rate of approximately 41.9% and 42.1% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.


NET INCOME

     Income before extraordinary loss increased to $18.1 million for the nine months ended March 30, 1997 from $8.7 million for the nine months ended March 24, 1996 as a result of the factors noted above. The Company recognized an extraordinary loss in July 1996 of $0.3 million, or $0.03 per share, attributable to the write-off of $0.5 million unamortized deferred financing fees, net of related $0.2 million tax benefit. As a result, net income was $17.8 million, or $1.67 per share. Primary earnings per share before the extraordinary loss were $1.70 for the nine months ended March 30, 1997 versus $0.97 for the nine months ended March 24, 1996. The weighted average common shares outstanding for the nine months ended March 30, 1997 were 10,633,899 versus 9,000,000 for the nine months ended March 24, 1996. The increase is a result of the issuance of common stock and the dilutive effect of certain common stock equivalents, including stock options and the estimated contingent shares which may be issuable in conjunction with the Kalish acquisition.


LIQUIDITY AND CAPITAL RESOURCES

     Net income plus non-cash operating charges provided $25.9 million of operating cash flow for the nine months ended March 30, 1997. Net increases in working capital balances used operating cash of $46.5 million, resulting in net cash used by operating activities of $20.6 million for the nine months ended March 30, 1997. A substantial portion of the net increase in working capital reflects the increased level of manufacturing activity occurring at the Company, particularly in the Special Machines segment. The Company has experienced a trend towards larger dollar value and longer lead-time projects. The Special Machines segment has been working on several such contracts which do not provide for customer advances or progress payments. These factors resulted in a $23.7 million increase in costs and earnings in excess of amounts billed and a $9.7 million increase in inventory. A strong level of shipments in the quarter ended March 30, 1997 was the primary factor in the increase in accounts receivable. Other factors contributing to the net increase in working capital were primarily associated with the Mid-West and Hansford acquisitions. Acquisition costs paid subsequent to the closings for both Mid-West and Hansford amounted to approximately $2.0 million. Also, as anticipated with the Hansford acquisition, the Company has provided approximately $5.0 million to meet current working capital requirements.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 20
--------------------------------------------------------------------------------

     During the nine months ended March 24, 1996, net cash provided by operating activities was $21.5 million. Net income plus non-cash operating charges provided $13.4 million of operating cash flow. A favorable change in working capital balances provided net cash of $8.1 million primarily due to a decrease in accounts receivable of $9.0 million. The decrease was a result of cash received during fiscal 1996 as a result of the significant fourth quarter 1995 shipments.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts.

     During the nine months ended March 30, 1997, net cash of $121.1 million was provided by financing activities and used primarily to fund the acquisitions of Mid-West and Hansford for $92.8 million, net of cash acquired. The net cash provided by financing activities was also used to finance capital expenditures of $8.2 million, pay dividends of $0.6 million and fund working capital requirements. Financing activities consisted of the renegotiation of the Company's credit facility and the issuance of common stock as discussed below. The Company incurred $2.5 million of financing costs in conjunction with the renegotiation of the credit facility.

     During the nine months ended March 24, 1996, cash provided by operating activities was used to finance capital expenditures of approximately $7.6 million, pay dividends of $0.5 million and provide funding towards four acquisitions. Net borrowings of the Company increased by approximately $34.3 million in the nine months ended March 24, 1996, primarily due to the acquisition of Kalish for $16.4 million, Arrow for $3.0 million, Swiftpack for $18.4 million and AMI for $6.7 million, net of cash acquired.

     On November 25, 1996, the Company completed the sale of 2,250,000 shares of its common stock at a price to the public of $34.50 a share. Net proceeds to the Company were $73.5 million after deducting issuance costs. In connection with the offering by the Company, certain selling stockholders sold 2,835,000 shares for which the Company did not receive any proceeds. The proceeds received by the Company were used to reduce indebtedness. Under terms of the Company's Second Amended and Restated Credit Facilities Agreement, the prepayment of indebtedness has resulted in a reduction in interest rates of 0.75% per annum on borrowings outstanding under the credit facility. In addition, the prepayment of indebtedness established a loan commitment of $58.5 million which is available for use by the Company to finance future acquisitions for up to two years.

     During the nine months ended March 30, 1997, the Company completed the acquisitions of Mid-West and Hansford for $75.2 million and $17.6 million, respectively, net of cash acquired. These acquisitions were financed under the Second Amended and Restated Credit Facilities Agreement, which replaced the Company's previous credit agreement. The credit agreement, which was subsequently amended in September and December 1996, provides a total credit line of $210 million, including an $80 million revolving credit facility, a $50.5 million term loan, a $58.5 million acquisition facility and a $21 million foreign currency denominated letter of credit. The term loan requires quarterly principal payments ranging from $1.6 million to $2.3 million with a final balloon payment at maturity on July 23, 2001. Borrowings under the agreement bear interest at prime or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow. At March 30, 1997, interest rates on these facilities ranged from 6.5% to 8.5%. Borrowing availability for the revolver is based on percentages of the Company's eligible accounts receivable, eligible inventory and outstanding letters of credit. The Company had excess borrowing availability of $19.5 million relating to the revolving credit facility at March 30, 1997. The credit facility is secured by substantially all of the assets of DTI and its subsidiaries and contains certain financial and other covenants and restrictions. In conjunction with entering into this credit facility, the Company recognized an extraordinary loss in July 1996 of $0.3 million attributable to the write-off of $0.5 million unamortized deferred financing fees, net of related $0.2 million tax benefit.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 21
--------------------------------------------------------------------------------

     In connection with the acquisition of Swiftpack on November 23, 1995, DT Industries (UK) Limited (DTUK), a wholly-owned subsidiary, entered into the Credit Agreement, Specific Counter-Indemnity and Debenture with a foreign bank. The foreign credit facility denominated in Pounds Sterling was used for the cash portion of the purchase price of Swiftpack and the redemption of five fixed rate guaranteed promissory notes (Loan Notes) entered into with certain of the prior shareholders. The Loan Notes, which bore interest at 5.3%, were redeemed by the noteholders between November 25, 1996 and December 23, 1996. The aggregate principal amount of the foreign credit facility is approximately $21.0 million. The facility bears interest at a variable rate based upon LIBOR (approximately 7.8% including letter of credit fees at March 30, 1997). Principal payments are due quarterly with the remaining principal balance due on August 16, 2000. Principal payments range from approximately $0.3 million to $0.4 million. The foreign credit facility is secured by the letter of credit facility provided through the Second Amended and Restated Credit Facilities Agreement.

     The Company also maintains revolving credit facilities of approximately $3.0 million through its foreign subsidiaries. At March 30, 1997, total outstanding indebtedness under such facilities was approximately $1.8 million.

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

     Management anticipates that capital expenditures in the current fiscal year and future years will include recurring replacement or refurbishment of machinery and equipment, which will approximate depreciation expense, and purchases to improve production methods or processes or to expand manufacturing capabilities. To accommodate growth occurring at two of the Special Machines Facilities, the Company expects to enter into new operating leases. Upon adding additional capacity with leased facilities, the Company believes that its principal owned and leased manufacturing facilities will have sufficient capacity to accommodate future internal growth without major capital improvements.

     The Company paid quarterly cash dividends of $0.02 per share on September 13, 1996, December 13, 1996 and March 14, 1997 to stockholders of record on August 30, 1996, November 22, 1996 and February 28, 1997, respectively.

     Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.


BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of March 30, 1997, the Company had $180.2 million of orders in backlog, which compares to a backlog of approximately $104.3 million as of March 24, 1996. The acquisitions of Mid-West and Hansford increased the backlog $63.2 million at March 30, 1997 in comparison to March 24, 1996. Excluding the effect of these acquisitions, backlog would have been $117.0 million at March 30, 1997, an increase of $12.7 million, or 12.1%, from a year ago.

DT INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 22
--------------------------------------------------------------------------------

     The backlog for the Special Machines Group at March 30, 1997 was $170.4 million, an increase of $72.5 million from a year ago. Excluding the effect of acquisitions, backlog increased $9.3 million, or 9.5%, from an increase in orders across most of the product lines, including integrated packaging lines, welding systems and assembly and testing systems. Backlog for the Components segment increased $3.3 million, or 51.1%, from the $6.5 million backlog a year ago. The increase is a result of a large long term order from a new customer.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes approximately one-half of the orders in the backlog will be recognized as sales during the current fiscal year.


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

DT INDUSTRIES, INC.

PART II. Other Information
Page 23
--------------------------------------------------------------------------------

ITEM 6.   Exhibits and Reports on Form 8-K

          Exhibit 10.1 - Second Amendment to the Second Amended and Restated Credit Facilities Agreement dated December 1, 1996, among The Boatmen's National Bank of St. Louis and the other lenders listed therein and DT Industries, Inc. and the other borrowers listed therein

          Exhibit  10.2  -  Lease  Agreement  between  Kersten  Randolph  Street
          Property and Mid-West Automation Enterprises, Inc. dated February 11, 1997

          Exhibit 11 - Statement Regarding Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule (EDGAR version only)

                               DT INDUSTRIES, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DT INDUSTRIES, INC.



Date:  May 12, 1997                     /s/ Bruce P. Erdel
                                        ----------------------------------------
                                                   (Signature)
                                        Bruce P. Erdel
                                        Vice President - Finance and Secretary
                                        (Principal Financing and Accounting
                                        Officer)

                                  EXHIBIT INDEX


                                                         Page No. in Sequential
                                                            Numbering System

Exhibit No.    Description

   10.1 Second Amendment to the Second Amended and Restated Credit Facilities Agreement dated December 1, 1996, among The Boatmen's National Bank of St. Louis and the other lenders listed therein and DT Industries, Inc. and the other borrowers listed therein

   10.2 Lease Agreement between Kersten Randolph Street Property and Mid-West Automation Enterprises, Inc. dated February 11, 1997

   11          Statement Regarding Computation of Earnings Per Share

   27          Financial Data Schedule (EDGAR version only)