Form 10-K
period 1997-06-29
DT INDUSTRIES INC
filed 1997-09-29
CIK 918999

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 29, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                         Commission File Number 0-23400

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

                     Common Stock, par value $.01 per share
               Series A Preferred Stock, par value $.01 per share
                         Preferred Stock Purchase Rights
                              (Title of each class)

                              --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X  .
          -----

     As of September 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $346,298,844 (based on the closing sales price, on such date, of $31.25 per share).

     As of September 15, 1997, there were 11,301,875 shares of common stock, $0.01 par value outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
          Proxy Statement Dated September 29, 1997 (portion)(Part III).
      Annual Report to Shareholders for the Fiscal Year Ended June 29, 1997
                        (portion) (Parts I, II and IV).

================================================================================

                               DT INDUSTRIES, INC.
                               INDEX TO FORM 10-K


                                                                            Page

                                     Part I

Item 1.   Business...................................................          1

Item 2.   Properties.................................................         11

Item 3.   Legal Proceedings..........................................         12

Item 4.   Submission of Matters to a Vote of Security Holders........         12


                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters....................................................         13

Item 6.   Selected Financial Data....................................         13

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................         13

Item 8.   Financial Statements and Supplementary Data................         13

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................         13


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.........         14

Item 11.  Executive Compensation.....................................         14

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................         14

Item 13.  Certain Relationships and Related Transactions.............         14


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K...................................................         15

                                     PART I

Item 1.  Business

General

     DT Industries, Inc. (the "Company" or "DTI") is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. The Company is the largest manufacturer of integrated assembly and test systems for discrete parts, as well as integrated tablet packaging and processing systems in North America. Substantial growth opportunities are believed to be provided by certain trends among its customers, including increased emphasis on manufacturing productivity and flexibility, concurrent engineering of products and assembly systems, globalization of manufacturing and markets, vendor rationalization and outsourcing. To capitalize on these trends, DTI has implemented a business strategy to provide, develop and acquire complementary technologies and capabilities to supply customers with integrated processing, assembly, testing and packaging systems for their products. As part of this strategy, the Company seeks to cross-sell the products produced by acquired companies through its larger company-wide sales force providing for greater geographic and customer coverage. The Company operates in two business segments: Special Machines and Components. Through acquisitions, internal growth and product development, the Company's Special Machines business has grown from consolidated net sales of $28.5 million in the fiscal year ended June 30, 1993 to fiscal 1997 consolidated net sales of $348.6 million. In addition, the Company's Components business, which produces precision metal components and wear parts for a broad range of industrial applications, has grown from consolidated net sales of $22.1 million in fiscal 1993 to consolidated net sales of $47.5 million in fiscal 1997.

     Special Machines Segment. The Special Machines segment's products are used in the electronics, automotive, pharmaceutical/nutritional, consumer products, tire, electrical components, appliance, plastics, medical devices, hardware, cosmetics and many other industries. Sales of these products also produce a stream of recurring revenues from replacement parts and service as the Company's substantial installed base of equipment is maintained and upgraded over time. The Special Machines segment, which accounted for approximately 88% of the Company's consolidated fiscal 1997 net sales, consists of two groups: DT Automation and DT Packaging. Each group offers a class of products and services that complement one another in terms of markets, engineering requirements, product needs and systems capabilities.

     DT Automation. DT Automation designs and builds a complete line of integrated automated assembly and testing systems. Integrated systems combine a variety of manufacturing technologies into a complete automated manufacturing system. Core capabilities of DT Automation include the design and manufacture of small to large automated assembly systems, high-speed precision assembly systems, flexible assembly systems, automated resistance and arc welding systems and large thermoforming systems. The Company is the largest manufacturer of integrated assembly and test systems for discrete parts in North America.

     DT  Packaging.  DT Packaging  designs and builds  proprietary  machines and integrated systems used to perform processing and packaging tasks. Core capabilities of DT Packaging include the design and manufacture of thermoforming, blister packaging and foam extrusion systems, and a complete line of tablet processing and packaging systems. The Company is the largest manufacturer of integrated tablet processing and packaging systems in North America.

     Components Segment. The Components segment, which accounted for approximately 12% of consolidated fiscal 1997 net sales, stamps and fabricates a range of standard and custom metal components for the broad range of industries including heavy trucking, agricultural equipment, textiles, appliance, recreational products, and other consumer products.

     The following table summarizes all of the acquisitions made by the Company, segregated by business segment and core business group:

                ACQUISITION                    DATE                            BUSINESS
                -----------                    ----                            --------
Special Machines Segment

  DT Automation:

    Peer Division of Teledyne, Inc.          July 1992           Designer and manufacturer of resistance
      ("Peer")                                                   welding systems and related parts

    Detroit Tool and Engineering             August 1992         Designer and manufacturer of integrated
      Company ("DTE")                                            manufacturing systems and custom
                                                                 equipment, including tools and dies

    Advanced Assembly                        August 1994         Designer, manufacturer and integrator of
      Automation, Inc. ("AAA")                                   automated production and testing systems

    Assembly Machines, Inc.                  January 1996        Manufacturer of high-speed assembly systems
      ("AMI")

    Mid-West Automation Enterprises,         July 1996           Designer and manufacturer of integrated
      Inc. ("Mid-West")                                          precision assembly systems

    Hansford Manufacturing                   September 1996      Designer and manufacturer of integrated
      Corporation ("Hansford")                                   precision assembly systems

    Lucas Assembly & Test Systems            July 1997           Designer, manufacturer and integrator of
      ("LATS")                                                   automated production and testing systems

  DT Packaging:

    Sencorp Systems, Inc. ("Sencorp")        August 1993         Designer and manufacturer of plastics
                                                                 processing and packaging equipment,
                                                                 systems and related parts

    Stokes-Merrill, Inc.                     December 1993       Designer and manufacturer of rotary presses,
      ("Stokes-Merrill")                                         tablet counting equipment and related parts

    Lakso Division of Package                February 1995       Designer and manufacturer of automated
      Machinery Company ("Lakso")                                packaging machinery, systems and related
                                                                 parts

    Armac Industries, Ltd. ("Armac")         February 1995       Designer and manufacturer of plastics
                                                                 processing and packaging equipment

    H.G. Kalish, Inc. ("Kalish")             August 1995         Designer, manufacturer and integrator of liquid
                                                                 filling and tablet packaging systems

    Swiftpack Automation Limited             November 1995       Designer and manufacturer of packaging
      ("Swiftpack")                                              equipment primarily for the pharmaceutical
                                                                 market

Components Segment

    Detroit Tool Metal Products Co.          August 1992         Manufacturer of custom stamped metal
      ("DTMP")                                                   components

    Fred J. Potter Co., Inc. ("Potter")      December 1992       Manufacturer of precision wear parts for
                                                                 industrial knitting machines

    Arrow Precision Elements, Inc.           September 1995      Manufacturer and distributor of a line of
      ("Arrow")                                                  knitting elements

     On July 29, 1997, after the close of fiscal 1997, the Company completed the acquisition of certain of the net assets of LATS, a division of LucasVarity plc of England, for approximately $49 million. LATS, which has been renamed Assembly Technology and Test ("ATT"), is a designer and manufacturer of integrated assembly and testing systems for automotive OEMs and their tier-one suppliers with manufacturing facilities in the United States, the United Kingdom and Germany. As part of LucasVarity plc, LATS recorded sales of approximately $112 million for the year ended January 31, 1997.

     The Company is a Delaware corporation organized in January 1993 and the successor to Peer Corporation, Detroit Tool Group, Inc. ("DTG") and Detroit Tool and Engineering Company. Peer Corporation was organized in June 1992 to acquire the Peer Division of Teledyne, Inc. and the stock of DTG, the sole stockholder of DTE and Detroit Tool Metal Products Co. Through the acquisitions described above, internal growth and product development, the Company has grown from consolidated net sales of $50.6 million in fiscal 1993 to $396.1 million in fiscal 1997.

     The Company's principal executive offices are located at 1949 E. Sunshine, Suite 2-300, Springfield, Missouri 65804 and its telephone number is (417) 890-0102.


Business Strategy

     The business strategy of DTI is to provide, develop and acquire complementary technologies and capabilities to supply customers with integrated assembly, testing and packaging systems for their products. Key elements of the Company's strategy include the following:

     Acquisitions. The assembly, testing and packaging equipment markets are highly fragmented. Special machines, for example, are characterized by a number of industry niches in which few manufacturers compete. The Special Machines segment has established its presence in particular niches through acquisitions, and the Company intends to pursue additional acquisitions, or strategic alliances, with companies which are established technical and market leaders. The Company can provide its customers more complete integrated automation systems by continuing to expand the breadth of its products and engineering expertise, a capability the Company believes will enable it to benefit from its customers' increasing demand for complete systems. Additionally, the Company will continue to pursue acquisitions, or strategic alliances, with companies which provide significant potential for cross-selling among the various product lines and cost savings through more efficient utilization of manufacturing and engineering capacity.

     Product Line Expansion. Through acquisitions, product license arrangements and strategic alliances, the Company has increased, and plans to continue to increase, its engineering capabilities and product offerings. DT Packaging now has the capability to provide customers with fully integrated tablet processing and packaging systems. DT Automation has increased its assembly systems capabilities as more fully described in "Markets and Products" below. The Company's objective is to provide customers with integrated automation solutions rather than single use equipment. The Company also uses its engineering expertise and manufacturing capability to develop new products and technology for markets the Company currently serves and to provide entree into new markets.

     Cross-Selling. Substantial cross-selling opportunities exist across the product lines of the Special Machines segment. As the Company implements its acquisition strategy and integrates acquired operations, it is able to expand its product offerings and customer base. Since the inception of the Company's cross-selling program three years ago, over $70 million in projects have been developed through cross-selling. The Company expects this growth to continue as a result of new opportunities created through the awareness and expansion of its customer base.

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

     International. The Company seeks to increase its international sales through strategic alliances, international agents, foreign offices and acquisitions. The Company acquired Canada-based Kalish, and the United Kingdom-based Swiftpack during fiscal 1996, significantly enhancing its international packaging presence. Also, continued international sales growth by DT Packaging has resulted from the strategic alliance with Davis Standard Corporation for the sales of foam extrusion systems. DT Automation continued to expand its international presence by forming an alliance with a subsidiary of Claas KGaA opening a sales and service office in Beelen, Germany. This alliance also allows the Company to market Claas KGaA's highly regarded automation systems to the Company's existing customer base. The July 1997 acquisition of Assembly Technology and Test brings DT Automation a strong international presence with manufacturing facilities in the United Kingdom and Germany, as well as the United States. International sales accounted for approximately 30% of consolidated net sales in fiscal 1997.


Markets and Products

     Special Machines. The Special Machines segment designs and builds a complete line of automated production systems used to manufacture, test or package products for a range of industries, including electronics, automotive, pharmaceutical/nutritional, consumer products, tire, electrical components, appliance, plastics, medical devices, hardware, cosmetics and many others. The Company also manufactures custom production equipment for specific customer applications, proprietary machines for specific industrial applications and integrated systems which may combine features of custom and proprietary equipment. The Special Machines segment consists of two core business groups: DT Automation and DT Packaging.

     DT Automation. DT Automation designs and builds a complete line of automated assembly and test systems, special machines and large complex dies. Sales from DT Automation accounted for approximately 63%, 45% and 45% of consolidated net sales for fiscal 1997, 1996 and 1995, respectively.

     Integrated Systems. Integrated systems combine a wide variety of manufacturing technologies into a complete automated manufacturing system. Utilizing advanced computers, robotics, vision systems and other technologies, the Company provides small to large automated assembly systems, high-speed precision assembly systems, flexible assembly systems and automated resistance and arc welding systems for the electronics, automotive, appliance, electrical components, and hardware industries. The Company's expansion in providing a full range of integrated, automated systems has been enhanced by the acquisitions of Mid-West and Hansford in fiscal 1997. These acquisitions offer a variety of precision assembly equipment to industry, utilizing proprietary modular building blocks which facilitate time-sensitive, concurrent engineering projects where changes in tooling and processes can occur in an advanced stage of system design and standardized components in carousel, in-line and rotary assembly systems. The acquisition of Assembly Technology and Test in July 1997 further complements DTI's range of integrated assembly and testing systems applications within the automotive industry, including a strong European and international presence.

     Custom Machines. The Company's custom machine building capabilities include: engineering, project management, machining and fabrication of components, installation of electrical controls, final assembly and testing. A customer will usually approach the Company with a manufacturing objective, and DTI will work with the customer to design, engineer, assemble, test and install a machine to meet the objective. The customer often retains rights to the design after delivery of the machine since the purchase contract typically includes the design of the machine; however, the engineering and manufacturing expertise gained in designing and building the machine is often reapplied by the Company in projects for other customers.

     RIGO Thermoformers. Under a license agreement with RIGO Group, S.r.l., COMI S.r.l. and PMM S.r.l., the Company has the rights to use certain deep-draw thermoforming ("RIGO") technology. The Company is utilizing the RIGO technology in a line of machines designed to produce the inner liners for refrigerators. The Company believes the RIGO technology provides significant advantages over competing technology, such as quicker changeover of tooling, lower material costs, higher productivity and greater end product efficiency. The license agreement continues until terminated in accordance with its provisions and may be terminated by either party upon 90 days' notice to the other.

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

     Tooling and Dies. The Company possesses considerable expertise in the design, engineering and production of precision tools and dies. In addition, personnel trained as tool and die makers often apply their skills to the manufacture of the Company's special machines.

     DT Packaging. The DT Packaging group designs and builds proprietary machines and integrated systems which are marketed under individual brand names and manufactured for specific industrial applications using designs owned or licensed by the Company. Although these machines are generally cataloged as specific models, they are usually modified for specific customer requirements and often combined with other machines into integrated systems. Many customers also request additional accessories and features which typically generate higher revenues and enhanced profit opportunities. DT Packaging products include thermoformers, blister packaging systems, extrusion systems, rotary presses and complete integrated packaging systems. Packaging systems include: bottle unscrambling, tablet counting, electronic and slat tablet filling, cottoning, sealing and capping, labeling, collating, cartoning, and liquid and tube filling. The Company believes this equipment maintains a strong reputation among its customers for quality, reliability and ease of operation and maintenance. The Company also sells replacement parts and accessories for its substantial installed base of machines. Sales from DT Packaging accounted for approximately 25%, 37% and 31% of consolidated net sales for fiscal 1997, 1996 and 1995, respectively.

     Thermoformers. A thermoformer heats plastic material and uses pressure and/or a vacuum to mold it into a product. Marketed under the brand names Sencorp(R) and Armac(TM), the Company's thermoformers are used by customers in North America, Europe and Asia to form a variety of products including: specialized cups, plates and food containers, trays for food and medical products and other plastics applications.

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

     Blister Packaging Systems. Blister packaging is a common method of displaying consumer products for sale in hardware stores, convenience stores, warehouse stores, drug stores and similar retail outlets. Batteries, cosmetics, hardware items, electrical components, razor blades and toys are among the large variety of products sold in a clear plastic blister or two-sided package. The Company designs and manufactures machinery marketed under the brand names Sencorp(R) and Armac(TM), which performs blister packaging by heat-sealing a clear plastic bubble, or blister, onto coated paperboard, or by sealing two-sided packages using heat or microwave technology.

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

     Extruders. An extrusion process is used to convert plastic resin and additives into a continuous melt and to force such melt through a die to produce a desired shape that is then cooled. Marketed under the brand name Sencorp(R), the Company's foam extruders are used to produce products such as building insulation, display board, meat trays, bottle wrap protection labels and egg cartons. The Company's foam extruders are primarily sold to large plastics companies that use the machines to create end products and sheet products. The Company also manufactures reclaim extruders which process a variety of plastic materials from ground form to finished pellet form.

     Rotary Presses. The Company is the largest U.S. designer and manufacturer of rotary tablet presses. The Company designs and manufactures rotary presses used by customers in the airbag, candy, food supplement, ceramic, ordnance, specialty chemical, and pharmaceutical industries to produce tablets. Marketed under the brand name Stokes(TM), the Company's line of rotary presses includes machines capable of producing 17,000 tablets per minute and other machines capable of applying up to 40 tons of pressure. Products produced on the Company's rotary presses include Lifesavers(R), and Breathsavers(R) brand mints, Centrum(R) brand vitamins and inflation pellets for automotive airbags.

     The Company has an agreement with Horn & Noack Pharmatechnick GmbH, for the purpose of licensing German rotary press technology designed primarily for the pharmaceutical and nutritional markets. The agreement gives the Company the exclusive right to manufacture and market this press technology under the Stokes(TM) brand name in North and Central America and non-exclusively in the rest of the world, excluding Europe. The Company is marketing the pharmaceutical press through DT Packaging, a leader in pharmaceutical filling and packaging systems.

     Packaging Systems. The Company designs, manufactures and distributes a complete line of products utilized for packaging, liquid filling or tube filling applications. The equipment manufactured by the Company, which includes bottle unscramblers, slat counters, electronic counters, liquid fillers, cottoners, cappers and labelers, collators and cartoners, can be sold as an integrated system or individual units. These machines are marketed under the brand names of Kalish(TM), Lakso(R), Merrill(R) and Swiftpack and are primarily delivered to customers in the pharmaceutical, nutritional, food, cosmetic, toy and chemical industries.

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

     Laboratory Machines, Tooling, Parts and Accessories. The Company produces a line of small scale blister sealers and a line of tablet pressing equipment used to test new materials and techniques, for quality control, laboratory or other small run uses. The Company also sells parts and accessories for its proprietary machines. In addition, the Company designs and builds special tools and dies used in custom applications of its thermoforming systems, rotary presses and slat counters.

     Components. The Company's Components segment produces custom and precision components for the heavy trucking, agricultural equipment, appliance and electrical industries, as well as wear parts for the textile industry. Sales from Components accounted for approximately 12%, 18% and 24% of consolidated net sales for fiscal 1997, 1996 and 1995, respectively.

     Custom Stamping and Fabrication. The Company produces precision-stamped steel and aluminum components through its stamping and fabrication operations. The Company's stamping presses range in size from 32 tons to 1,500 tons, giving the Company the flexibility to stamp flat rolled metal ranging in thickness from
 .015 inches to .750 inches. Certain of the Company's presses can accommodate dies up to 190 inches in length to perform several stamping functions in a single press.

     Through its Special Machines segment, the Company possesses considerable expertise in the design, engineering and production of precision tools and dies. The Company produces tools and dies for use in its own blanking and stamping operations as well as for sale to other industrial customers. The Company believes its tool and die design and engineering capabilities give it an important competitive advantage in its Components segment.

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


Marketing and Distribution

     Special Machines. The Company's special machines and systems are sold primarily through the Company's approximately 75 person direct sales force and to a lesser extent through manufacturers' representatives and agents. Sales of special machines and integrated systems require the Company's sales personnel to have a high degree of technical expertise and extensive knowledge of the industry served. The Company's sales force consists of specialists in each primary market in which the Company's special machines are sold. Each of DTE, Peer, Sencorp, Stokes-Merrill, AAA, Lakso, Armac, Kalish, AMI, Swiftpack Mid-West, Hansford and ATT has a sales force experienced in the marketing of the equipment historically produced by each respective business. The Company believes that cross-selling among the members of the Special Machines segment and integration of proprietary technology and custom equipment into total production automation systems for selected industries provide the Company with expanded sales opportunities.

     The Company's special machines are sold throughout the world by more than 65 manufacturers' representatives and sales agents in nearly 50 countries. The Company has sales and service offices in China, Canada, England and Germany. International sales continue to grow as the business grows and more resources are focused in the international arena. International sales were approximately 30% of consolidated net sales for fiscal 1997 compared to 22% and 10% of consolidated net sales in fiscal 1996 and fiscal 1995, respectively.

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

     DT Automation. Integrated systems to assemble and test various products are designed and manufactured at the Company's facilities in Illinois, Michigan, New York, Ohio, Pennsylvania, the United Kingdom and Germany where manufacturing activity primarily consists of fabrication and assembly and, to a lesser extent, machining. The facilities in Missouri house the machining, assembly and test operations primarily used in the manufacture of tools and dies, custom special machines, RIGO Systems and certain other integrated systems. A facility in Michigan houses the machining, assembly and test operations used in the manufacture of resistance welding equipment and systems. A number of manufacturing technologies are employed at these facilities including: fabrication of stainless steel, direct numerically controlled machinery, computer generated surface modeling of contoured components and fully networked CAD/CAM capabilities.

     DT Packaging. Special machines, integrated systems and related parts for the Company's tablet packaging and liquid-filling equipment are designed and assembled at the Company's facilities in Massachusetts, Illinois, Canada and the United Kingdom from components made to the Company's specifications by unaffiliated vendors. Rotary presses are assembled at the Company's leased facility in Pennsylvania. Special machines and integrated systems for the plastics packaging industry are primarily manufactured at the two Company manufacturing facilities in Massachusetts which include machining, fabrication and assembly.

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

     The Company's components manufacturing operations are primarily located at the Company's facilities in Missouri. Operations conducted at that facility include blanking, heavy and precision stamping using precision single stage, progressive and transfer dies, cutting, punching, forming, welding, cleaning, bonderizing and painting. The Company utilizes a Metalsoft(R) FabriVision optical scanning system for prototyping and quality control. At the Company's Connecticut and North Carolina facilities, manufacturing processes include precision stamping of wear parts, heat treating, drawing, tumbling, casting, straightening and grinding.


Financial Information Relating to Business Segments, Foreign and Domestic Operations and Export Sales

     The Company operates predominantly in the business segments classified as Special Machines and Components. The Company's principal foreign operations consist of manufacturing, sales and service operations in Canada, the United Kingdom and Germany. For certain other financial information concerning the Company's business segments, foreign and domestic operations and export sales, see Note 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders, which is incorporated herein by reference.

Customers

     The majority of the Company's sales is attributable to repeat customers, some of which have been customers of the Company or its acquired businesses for over twenty years. The Company believes such repeat business is indicative of the Company's engineering capabilities, the quality of its products and overall customer satisfaction.

     Hewlett-Packard Company and Ford Motor Company, customers of the Company's Special Machines segment, each accounted for over 10% of the Company's consolidated net sales in fiscal 1997. The Goodyear Tire & Rubber Company, a customer of the Company's Special Machines segment, accounted for over 10% of the Company's consolidated net sales in fiscal 1996. PACCAR, Inc., a customer of the Company's Components segment, accounted for over 10% of the Company's consolidated net sales in fiscal 1995. The Company's five largest customers during fiscal 1997 accounted for approximately 44% of the Company's consolidated net sales.

     Certain purchasers of the Company's special machines make advance and progress payments to the Company in connection with the manufacture of machinery and systems. Sales of the Company's components are typically made without advance or progress payments.


Backlog

     The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 29, 1997, the Company had $175.5 million of orders in backlog, which compares to a backlog of approximately $112.2 million as of June 30, 1996. The acquisitions of Mid-West and Hansford increased the backlog $60.4 million at June 29, 1997 in comparison to June 30, 1996. Excluding the effect of these acquisitions, backlog would have been $115.1 million at June 29, 1997, an increase of $2.9 million, or 2.6%, from a year ago.

     The backlog for the Special Machines segment at June 29, 1997 was $168.0 million, an increase of $62.0 million from a year ago. Excluding the effect of acquisitions, the Special Machines backlog increased $1.6 million. The Special Machines backlog reflects strong packaging orders offset by a drop in orders for custom build-to-print machines. Backlog for the Components segment was $7.5 million at June 29, 1997, an increase of $1.3 million, or 22.4%, from the $6.2 million backlog a year ago.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 1998. The Company's backlog at June 29, 1997 does not include the backlog of ATT.


Competition

     The market for the Company's special machines is highly competitive, with a large number of companies advertising the sale of production machines. However, the market for special machines is fragmented and characterized by a number of industry niches in which few manufacturers compete. The market for products by the Components segment is also highly regionally competitive and fragmented. The Company's competitors vary in size and resources; most are smaller privately held companies or subsidiaries of larger companies, some of which are larger than the Company; and none competes with the Company in all product lines. In addition, the Company may encounter competition from new market entrants. The Company believes that the principal competitive factors in the sale of the Company's special machines are quality, technology, on-time delivery, price and service. The Company believes that the principal competitive factors in the sale of the Company's components are price, technical capability, quality and on-time delivery. The Company believes that it competes favorably with respect to each of these factors.

Engineering; Research and Development

     The Company maintains research and engineering departments at all of its manufacturing locations. The Company employs more than 525 people with experience in the design of production equipment. In addition to design work relating to specific customer projects, the Company's engineers develop new products and product improvements designed to address the needs of the Company's target market niches and to enhance the reliability, efficiency, ease of operation and safety of its proprietary machines.


Trademarks and Patents

     The Company owns and maintains the registered trademarks Sencorp(R), Merrill(R), Lakso(R) and Mid-West(R). The Company's use of the registered trademark Arrow(R) is under a license and the licensor has agreed to assign ownership of the mark for such use to the Company. Registrations for Company trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

     The Company also has the rights to use the unregistered trademarks Swiftpack(TM), Kalish(TM), Armac(TM), Stokes(TM), Potter(TM) and Peer(TM). The trademarks Kalish(TM), Armac(TM), Sencorp(R), Merrill(R), Peer(TM), Lakso(R) and Stokes(TM) are used in connection with the machines and systems marketed by the Special Machines Segment. The trademarks Arrow(R) and Potter(TM) are used in connection with the products of the Components segment.

     The Company applies for and maintains patents where the Company believes such patents are necessary to maintain the Company's interest in its inventions. The Company does not believe that any single patent or group of patents is material to either its Special Machines business or its Components business, nor does it believe that the expiration of any one or a group of its patents would have a material adverse effect upon its business or ability to compete in either line of business. The Company believes that its existing patent and trademark protection, however, provides it with a modest competitive advantage in the marketing and sale of its proprietary products.


Environmental and Safety Regulation

     The Company is subject to environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the federal Occupational Safety and Health Act and other state statutes. Except for costs incurred in connection with the environmental cleanup of its property in Lebanon, Missouri, which was completed in October 1995, costs of compliance with environmental, health and safety requirements have not been material to the Company.

     The Company believes it is in material compliance with all applicable environmental and safety laws and regulations.


Employees

     At the end of August 1997, the Company had approximately 3,100 employees, including those employed by ATT. None of the Company's employees are covered under collective bargaining agreements. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be good.

Item 2.  Properties

     The Company's administrative headquarters are located in Springfield, Missouri. Set forth below is certain information with respect to the Company's manufacturing facilities.

                                     Square
                                    Footage        Owned/
           Location              (approximate)     Leased      Lease Expiration                          Products
Special Machines Segment

DT Automation:
   Buffalo Grove, Illinois            205,000       Leased          July 31, 2003(3)           Integrated precision assembly
                                       63,000       Leased          July 31, 2003(3)           systems
                                       20,000       Leased      February 28, 2000(4)

   Lebanon, Missouri                  300,000        Owned                                     Special machines, integrated
                                                                                               systems, tools and dies

   Dayton, Ohio                       160,000       Leased           July 1, 2016(5)           Integrated assembly and testing
                                                                                               systems

   Buckingham, England and            150,000        Owned                                     Integrated assembly and testing
      Gawcott, England                 40,000        Owned                                     systems

   Livonia, Michigan                   86,000       Leased           July 1, 2000(6)           Integrated assembly and testing
                                       20,000       Leased          June 30, 2000(6)           systems

   Saginaw, Michigan                   83,000        Owned                                     Integrated assembly and testing
                                                                                               systems

   Rochester, New York                 87,000       Leased         Sept. 30, 2006(5)           Integrated precision assembly
                                       26,000       Leased          July 31, 2002(5)           systems

   Erie, Pennsylvania                  56,000        Owned                                     High-speed assembly systems

   Benton Harbor, Michigan             43,000        Owned                                     Resistance and arc welding
                                                                                               equipment and systems

   Koblenz, Germany                     9,000       Leased          Dec. 31, 1998              Integrated assembly and testing
                                                                                               systems

DT Packaging:
   Hyannis, Massachusetts &            98,000       Leased          Dec. 31, 1997(3)           Plastics processing and packaging
      Fall River, Massachusetts        37,000       Leased          Jan. 31, 2000(3)           equipment

   Montreal, Quebec(1)                 81,000       Leased          Aug. 14, 2017              Tablet packaging, liquid filling
                                                                                               and tube filling equipment and
                                                                                               systems

   Leominster, Massachusetts           60,000        Owned                                     Tablet packaging equipment and
                                                                                               systems

   Bristol, Pennsylvania               43,000       Leased         April 30, 2000(3)           Rotary presses

   Niles, Illinois                     30,000       Leased          July 15, 1998              Tablet counters

   Alcester, England                   22,000        Owned                                     Electronic counters


Components Segment
   Lebanon, Missouri                  200,000(2)     Owned                                     Metal products

   Winsted, Connecticut                28,000       Leased          Dec. 31, 2001              Wear parts

   Asheboro, North Carolina            15,000       Leased         Sept. 26, 2000(7)           Wear parts


(1) Represents a new facility and new lease entered into as of August 15, 1997. The lease on the old facility, consisting of two adjacent buildings of approximately 86,000 square feet in the aggregate, will expire October 31, 1997.

(2) Two adjacent buildings of approximately 171,000 square feet and 29,000 square feet, respectively.

(3) The Company has an option to renew such lease for one additional five-year term.

(4) The Company has an option to renew such lease for one additional term of three years.

(5) The Company has an option to renew such lease for two additional terms of five years.

(6) The Company has an option to renew such lease for one additional two-year term.

(7) The Company has an option to renew such lease for three additional terms of five years.

     The Company also leases other office, warehouse and service facilities in Missouri, New Jersey, Canada, the United Kingdom, Germany and China. The Company anticipates no significant difficulty in leasing alternate space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of the Company's leased properties.

     To accommodate growth occurring at two of the Special Machines facilities, the Company is reviewing its alternatives to expand its welding systems facility in Benton Harbor and its plastics processing and packaging systems facility in Hyannis. Upon adding additional capacity at these facilities, the Company believes that its principal owned and leased manufacturing facilities will have sufficient capacity to accommodate future internal growth without major additional capital improvements.


Item 3.  Legal Proceedings

     Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. At June 29, 1997, there were twenty-nine such claims pending. The Company does not believe that the resolution of such suits, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company.

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


Item 4.  Submission of Matters to a Vote of Securities Holders

     None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by this item is set forth under the caption "Common Stock Information" appearing on page 40 of the Company's Annual Report to Shareholders for the year ended June 29, 1997 ("the Annual Report"), which information is incorporated herein by reference thereto.

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DTII". As of September 15, 1997, the number of record holders of common stock was 58. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock issued and outstanding at such date was approximately 2,900.


Item 6.  Selected Financial Data

     The information required by this item is set forth under the captions "Statement of Operations Data" and "Balance Sheet Data" on page 10 of the Company's Annual Report, which information is incorporated herein by reference thereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is set forth on pages 11 through 18 of the Company's Annual Report, which information is incorporated herein by reference thereto.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     A definitive proxy statement is being filed with the Securities and Exchange Commission on or about September 29, 1997. The information required by this item is set forth under the caption "Election of Directors" on pages 1 through 4, under the caption "Executive Officers" on page 6 and under the caption "Compliance with Section 16(a) of the Exchange Act" on page 13 of the definitive proxy statement, which information is incorporated herein by reference thereto.


Item 11.  Executive Compensation

     The information required by this item is set forth under the caption "Executive Compensation" on pages 6 through 12 of the definitive proxy statement, which information is incorporated herein by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 through 5 of the definitive proxy statement, which information is incorporated herein by reference thereto.


Item 13.  Certain Relationships and Related Transactions

     Certain of the information required by this item is set forth under the caption "Certain Transactions" on page 13 of the definitive proxy statement, which information is incorporated herein by reference thereto.

     The Company has certain contractual agreements with affiliates of Harbour Group Industries, Inc. ("HGI"), for whom Donald E. Nickelson, a director of the Company, is Vice Chairman.

     Under the terms of a management consulting and advisory services agreement, the Company paid HGI and its affiliates fees totaling $847,000 in fiscal 1997, related to corporate development services provided in identifying, negotiating and consummating the Company's acquisitions. Fees paid to HGI and its affiliates related to corporate development services were included in the costs of the related acquisitions.

     Under terms of management consulting and advisory services agreements, HGI and certain of its affiliates, charge the Company for direct management and administrative services provided to the Company based on actual, direct costs of such services. The charges, which are included in selling, general and administrative expenses in the Company's financial statements, totaled approximately $393,000 for the fiscal year ended June 29, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.        Financial Statements

          The following consolidated financial statements of the Company and its subsidiaries, included on pages 20 to 39 in the Annual Report, and the report of independent accountants on page 19 of the Annual Report are incorporated herein by reference thereto:

               Consolidated Balance Sheets as of June 29, 1997 and June 30, 1996

               Consolidated Statements of Operations for the Fiscal Years Ended June 29, 1997, June 30, 1996 and June 25, 1995

               Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended June 29, 1997, June 30, 1996 and June 25, 1995

               Consolidated Statements of Cash Flows for the Fiscal Years Ended June 29, 1997, June 30, 1996 and June 25, 1995

               Notes to Consolidated Financial Statements

               Report of Independent Accountants


2.        Financial Statement Schedule

               Report of Independent Accountants on Financial
               Statement Schedule                                           S-1

               Schedule VIII  Valuation and Qualifying Accounts and
               Reserves for the Fiscal Years Ended June 29, 1997,
               June 30, 1996 and June 25, 1995                              S-2

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.        Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.


4.        Reports on Form 8-K

         None

                                INDEX TO EXHIBITS


  Exhibit No.   Description
  -----------   -----------

        3.1 Restated Certificate of Incorporation of the Registrant (filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-75174, filed with the Commission on February 11, 1994, as amended on March 22, 1994 (the "1994 Registration Statement") and incorporated herein by reference thereto)

        3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 11, 1996 (filed as
                Exhibit 99 to the Company's Report on Form 8-K dated November 11, 1996 filed with the Commission on November 21, 1996 and incorporated herein by reference thereto)

        3.3 Amended By-Laws of the Registrant (filed as Exhibit 3.2 to the 1994 Registration Statement and incorporated herein by reference thereto)

        4.1 Rights Agreement dated as of August 18, 1997 between DT Industries, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Form 8-K dated August 18, 1997, filed with the Commission on August 19, 1997 and incorporated herein by reference thereto). The Rights Agreement includes as Exhibit A thereto the Certificate of Designations, Preferences and Rights of Series A Preferred Stock of DT Industries, Inc., as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto the Summary of Rights to Purchase Series A Preferred Stock.

       10.1* Purchase and Stockholder Agreement, dated September 30, 1993, by and between Detroit Tool and Engineering Company and Stephen J. Gore (filed as Exhibit 10.1 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.2* Stock Pledge Agreement, dated September 30, 1993, by and between Stephen J. Gore and Detroit Tool and Engineering Company (filed as Exhibit 10.2 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.3* $84,600 Promissory Note, dated September 30, 1993, by Stephen J. Gore to Detroit Tool and Engineering Company (filed as Exhibit
                10.3 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.4* Letter Agreement, dated September 30, 1993, by Stephen J. Gore to Detroit Tool and Engineering Company (filed as Exhibit 10.4 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.5* Employment Agreement, dated September 19, 1990, by and between Detroit Tool Group, Inc. and Stephen J. Gore (filed as Exhibit
                10.5 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.6* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and Stephen J. Gore (filed as Exhibit 10.6 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.7*    DT Industries, Inc. Employee Stock Option Plan (filed as Exhibit
                10.21 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.8* DT Industries, Inc. 1994 Directors Non-Qualified Stock Option Plan (filed as Exhibit 10.22 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.9 Asset Purchase Agreement, dated as of August 28, 1995, by and among H.G. Kalish Inc., Kalish Machinery Ltd., Graham Lewis and Kalish Canada Inc. (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated August 28, 1995 filed with the Commission on September 11, 1995 and incorporated herein by reference thereto)

--------------------
*   Management contract or compensatory plan or arrangement.

       10.10 ISDA Master Agreement, dated as of June 28, 1995, between The Boatmen's National Bank of St. Louis and DT Industries, Inc. (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1995 filed with the Commission on September 22, 1995 (the "1995 10-K") and incorporated herein by reference thereto)

       10.11 Letter agreement, dated June 27, 1995, between DT Industries, Inc. and The Boatmen's National Bank of St. Louis confirming an interest rate swap transaction (filed as Exhibit 10.30 to the 1995 10-K and incorporated herein by reference thereto)

       10.12 Insurance Agreement, dated June 28, 1993, by and between Harbour Group Ltd. and Detroit Tool and Engineering Company (filed as
                Exhibit 10.31 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.13 Amended and Restated Corporate Development Consulting and Advisory Services Agreement, dated November 6, 1996, by and between DT Industries, Inc. and Harbour Group Industries, Inc. (filed asExhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996 filed with the Commission on February 12, 1997 and incorporated herein by reference thereto)

       10.14 Amended and Restated Operations Consulting and Advisory Services Agreement, dated November 6, 1996, by and between DT Industries, Inc. and Harbour Group Ltd. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996 filed with the Commission on February 12, 1997 and incorporated herein by reference thereto)

       10.15 Agreement of Lease, dated April 30, 1997, between Teecan Properties Inc. and Kalish Canada Inc.

       10.16 License Agreement, dated February 7, 1994, by and among RIGO Group, S.r.l., COMI S.r.l., PMM S.r.l., Sencorp Systems, Inc. and Detroit Tool and Engineering Company (filed as Exhibit 10.45 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.17 Lease Agreement, Dated February 7, 1995, between Lanard & Axibund, Inc., as agent, I-95 Business Center at Keystone Park-1, as lessor, and Stokes-Merrill Corporation, as lessee (filed as Exhibit 10.46 to the 1995 10-K and incorporated herein by reference thereto)

       10.18 Lease, dated December 8, 1989, by and among Parklands Properties Trust and PI Acquisition, Inc. (filed as Exhibit 10.49 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.19 Amendment to Lease, dated April 20, 1992, by and between Parklands Properties Trust and Sencorp Systems, Inc. (filed as
                Exhibit 10.50 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.20 Amendment to Lease, dated June 30, 1997, by and between Parklands Properties Trust and Sencorp Systems, Inc.

       10.21 Indemnification Agreement, dated March 18, 1994, between DT Industries, Inc. and Harbour Group Investments II, L.P. (filed as Exhibit 10.54 to the 1994 Registration Statement and incorporated herein by reference thereto)

       10.22* Purchase and Stockholder Agreement, dated November 30, 1993, by and between Detroit Tool and Engineering Company and Bruce P. Erdel (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 filed with the Commission on September 23, 1994 (the "1994 10-K") and incorporated herein by reference thereto)

--------------------
*   Management contract or compensatory plan or arrangement.

       10.23* Stock Pledge Agreement, dated November 30, 1993, by and between Bruce P. Erdel and Detroit Tool and Engineering Company (filed as Exhibit 10.56 to the 1994 10-K and incorporated herein by reference thereto)

       10.24* $33,300 Promissory Note, dated November 30, 1993, by Bruce P. Erdel to Detroit Tool and Engineering Company (filed as Exhibit
                10.57 to the 1994 10-K and incorporated herein by reference thereto)

       10.25*   Letter Agreement,  dated November 30, 1993, by and between Bruce
                P. Erdel and  Detroit  Tool and  Engineering  Company  (filed as
                Exhibit 10.58 to the 1994 10-K and incorporated herein by reference thereto)

       10.26* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and Bruce P. Erdel (filed as Exhibit 10.59 to the 1994 10-K and incorporated herein by reference thereto)

       10.27 Agreement relating to the sale and purchase of 76,000 Ordinary Shares of (pound)1 each in the capital of Swiftpack, dated as of November 23, 1995 by and among Peter Harris and Others and DTUK and the Company (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

       10.28 Put and Call Option Agreement dated as of November 23, 1995 by and among the Company, DTUK and Martin Gully (filed as Exhibit
                2.2 to the Company's Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

       10.29 Agreement and Plan of Merger, dated July 19, 1996, by and among Automation Acquisition Corporation, DT Industries, Inc., Mid-West Automation Enterprises, Inc. and the Stockholders listed therein (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated July 19, 1996 filed with the Commission on August 5, 1996 and incorporated herein by reference thereto)

       10.30 Indemnification and Escrow Agreement, dated as of July 19, 1996, by and among Mid-West Automation Enterprises, Inc., the stockholders listed therein, and LaSalle National Trust, N.A., as Escrow Agent (filed as Exhibit 2.2 to the Company's Report on Form 8-K dated July 19, 1996 filed with the Commission on August 5, 1996 and incorporated herein by reference thereto)

       10.31 Fourth Amended and Restated Credit Facilities Agreement, dated July 21, 1997, among NationsBank, N .A. (successor by merger to The Boatmen's National Bank of St. Louis) and any other persons who become lenders as provided therein and DT Industries, Inc. and the other borrowers listed on the signature pages thereof

       10.32 Lease dated as of February 20, 1996 by and between CityWide Development Corporation and Advanced Assembly Automation, Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996 filed with the Commission on May 3, 1996 and incorporated herein by reference thereto)

       10.33 Single-Tenant Industrial Business Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West Automation Enterprises, Inc., an Illinois corporation and Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 30, 1996 (the "1996 10-K") and incorporated herein by reference thereto)

       10.34* DT Industries, Inc. Amendment to 1994 Employee Stock Option Plan, adopted May 16, 1996 (filed as Exhibit 10.59 to the 1996 10-K and incorporated herein by reference thereto)

--------------------
*   Management contract or compensatory plan or arrangement.

       10.35* DT Industries, Inc. Second Amendment to 1994 Employee Stock Option, adopted September 18, 1996 (filed as Exhibit 10.60 to the 1996 10-K and incorporated herein by reference thereto)

       10.36*   DT  Industries,  Inc. 1996  Long-Term  Incentive  Plan (filed as
                Exhibit 10.61 to the 1996 10-K and incorporated herein by reference thereto)

       10.37* Employment and Noncompetition Agreement, dated August 28, 1995, between Kalish Canada Inc. and Graham Lewis

       10.38* Employment and Noncompetition Agreement, dated February 26, 1997, between DT Industries, Inc. and Eugene R. Haffely

       10.39 Agreement and Plan of Merger dated September 23, 1996 by and among H022 Corporation, a New York Corporation (the Buyer), DT Industries, Inc., Hansford Manufacturing Corporation, a New York corporation and the Stockholder listed therein (filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 filed with the Commission on November 8, 1996 and incorporated herein by reference thereto)

       10.40 Indemnification and Escrow Agreement by and among Hansford Manufacturing Corporation, DT Industries, Inc., the Stockholder and Manufacturers and Traders Trust Company, a New York Bank, as escrow agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 filed with the Commission on November 8, 1996 and incorporated herein by reference thereto)

       10.41 Lease Agreement by and between Van Buren N. Hansford, Jr., the Stockholder and Landlord, and Hansford Manufacturing Corporation, the Tenant, dated as of September 30, 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 filed with the Commission on November 8, 1996 and incorporated herein by reference thereto)

       10.42 Underwriting Agreement, dated November 25, 1996, by and between CS First Boston Corporation, Morgan Stanley & Co. Incorporated and Schroder Wertheim & Co. Incorporated, as Representatives of the Several underwriters names therein, and DT Industries, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996 filed with the Commission on February 12, 1997 and incorporated herein by reference thereto)

       10.43 Subscription Agreement, dated November 25, 1996, by and between CS First Boston Limited, Morgan Stanley & Co. International and
                J. Henry Schroder & Co. Limited and the other Managers named therein and DT Industries, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996 filed with the Commission on February 12, 1997 and incorporated herein by reference thereto)

       10.44 Indemnification Agreement, dated November 25, 1996, by and among DT Industries, Inc. and Peer Investors L.P., Peer Investors II L.P., Harbour Group Investments II, L.P., Harbour Group II Management Co. and Fox Family Foundation (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996 filed with the Commission on February 12, 1997 and incorporated herein by reference thereto)

       10.45 Lease Agreement dated February 11, 1997 between Kersten Randolph Street Property and Mid-West Automation Enterprises, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed with the Commission on May 12, 1997 and incorporated herein by reference thereto)

--------------------
*   Management contract or compensatory plan or arrangement.

       10.46 Amended and Restated Declaration of Trust of DT Capital Trust dated as of June 1, 1997 among DT Industries, Inc., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Stephen J. Gore, Bruce P. Erdel and Gregory D. Wilson, as Trustees (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, Registration No. 333-30909, filed with the Commission on July 8, 1997 (the "1997 Registration Statement") and incorporated herein by reference thereto)

       10.47 Indenture for the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 dated as of June 1, 1997 among DT Industries, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the 1997 Registration Statement and incorporated herein by reference thereto)

       10.48 Preferred Securities Guarantee Agreement dated June 12, 1997 between DT Industries, Inc., as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee (filed as Exhibit 4.6 to the 1997 Registration Statement and incorporated herein by reference thereto)

       10.49 Placement Agreement dated June 12, 1997 among DT Capital Trust, DT Industries, Inc. and Credit Suisse First Boston Corporation (filed as Exhibit 10.2 to the 1997 Registration Statement and incorporated herein by reference thereto)

       10.50 Purchase Agreement dated June 12, 1997 among DT Capital Trust, DT Industries, Inc. and the Purchasers listed on Schedule A thereto (filed as Exhibit 10.3 to the 1997 Registration Statement and incorporated herein by reference thereto)

       10.51 Registration Rights Agreement dated June 12, 1997 among DT Capital Trust, DT Industries, Inc. and the Purchasers listed on Schedule A thereto (filed as Exhibit 10.1 to the 1997 Registration Statement, as amended on August 19, 1997, and incorporated herein by reference thereto)

       10.52 Umbrella Agreement relating to the Sale and Purchase of Assets of Lucas Assembly & Test Systems in the United Kingdom, Germany and the United States of America, dated July 29, 1997

       10.53 Agreement relating to the Sale and Purchase of the United States Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Automation & Control Engineering, Inc., Lucas Industries plc and Assembly Technology & Test, Inc.

       10.54 Agreement relating to the Sale and Purchase of the English Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Limited, Assembly Technology & Test Limited, Lucas Industries plc and Lucas Automation & Control Engineering Limited

       10.55 Agreement relating to the Sale and Purchase of the German Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Automation and Control Engineering GmbH, Lucas Industries plc and Assembly Technologie & Automation GmbH

       10.56 Industrial Building Lease, dated July 1991, by and between The Allen Group Inc. and Lucas Hartridge, Inc.

       11.0     Computation of Earnings Per Share

       13.0     Annual Report to Shareholders

       21.0     Subsidiaries of the Registrant

       23.0     Consent of Price Waterhouse LLP

       24.0     Powers of Attorney


--------------------
*   Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DT INDUSTRIES, INC.

                                      By: /s/ Bruce P. Erdel
                                          --------------------------------------
                                          Bruce P. Erdel
                                          Vice President - Finance and Secretary
Dated:   September 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 29, 1997.

           Signatures                         Title
           ----------                         -----

               *                Chairman of the Board
-------------------------------
        James J. Kerley

               *                President, Chief Executive Officer and Director
-------------------------------          (Principal Executive Officer)
        Stephen J. Gore

       /s/ Bruce P. Erdel       Vice President-Finance and Secretary
------------------------------- (Principal Financial and Accounting Officer)
         Bruce P. Erdel

               *                Director
-------------------------------
       William H.T. Bush

               *                Director
-------------------------------
        Frank W. Jones

               *                President-Packaging Machinery Group and Director
-------------------------------
        Graham L. Lewis

               *                Director
-------------------------------
        Lee M. Liberman

               *                President-Automation Group and Director
-------------------------------
         John F. Logan

               *                Director
-------------------------------
      Donald E. Nickelson

               *                Director
-------------------------------
        Charles Pollnow


*By: /s/ Bruce P. Erdel
     --------------------------
     Bruce P. Erdel
     Attorney-In-Fact

---------------
*   Such signature has been affixed pursuant to the following Power of Attorney.

                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen J. Gore and Bruce P. Erdel as his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1997 Annual Report on Form 10-K of DT Industries, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and
  Stockholders of DT Industries, Inc.


     Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries, referred to in our report dated August 8, 1997, appearing on page 19 of the Annual Report to Shareholders of DT Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule of DT Industries, Inc. listed in item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP

St. Louis, Missouri
August 8, 1997

                               DT INDUSTRIES, INC.

                                  SCHEDULE VIII
            Rule 12-09 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

           Column A                Column B          Column C          Column D          Column E         Column F         Column G
                                  Balance at        Charged to        Charged to                          Purchase        Balance at
         Valuation and             Beginning         Costs and           Other                             of Net           End of
       Reserve Accounts            of Period         Expenses          Accounts         Deductions         Assets           Period

                     For the Fiscal Year Ended June 29, 1997

Deferred Tax Assets Valuation
  Allowance                          $1,029                                                                                 $1,029

Accounts Receivable Reserve          $1,294            $356              $0               ($373)          $572(1)           $1,849

(1) Reflects increase to Accounts Receivable Reserves due to acquisition of Mid-West and Hansford


                     For the Fiscal Year Ended June 30, 1996

Deferred Tax Assets Valuation
  Allowance                          $1,029                                                                                 $1,029

Accounts Receivable Reserve            $751            $167              $0               ($189)          $565(1)           $1,294

(1) Reflects increase to Accounts Receivable Reserves due to acquisition of Kalish, Arrow and AMI.


                     For the Fiscal Year Ended June 25, 1995

Deferred Tax Assets Valuation
  Allowance                          $1,029                                                                                 $1,029

Accounts Receivable Reserve           $ 815             $20              $0               ($484)          $400(1)             $751

(1) Reflects increase to Accounts Receivable Reserves due to acquisition of AAA and Armac.
