Form 10-Q
period 1997-09-28
DT INDUSTRIES INC
filed 1997-11-12
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 1997
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       44-0537828
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)



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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of October 31, 1997 was 11,329,875.

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number

Part I   Financial Information

         Item 1.  Financial Statements (Unaudited, except as noted)

                  Consolidated Balance Sheets at September 28, 1997
                    and June 29, 1997 (Audited)                                2

                  Consolidated Statement of Operations for the three
                    months ended September 28, 1997 and September
                    29, 1996                                                   3

                  Consolidated Statement of Changes in Stockholders'
                    Equity for the three months ended September 28,
                    1997                                                       4

                  Consolidated Statement of Cash Flows for the three
                    months ended September 28, 1997 and September
                    29, 1996                                                 5-6

                  Notes to Consolidated Financial Statements                7-11

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   12-18

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                            19

Signature

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)
Page 2
--------------------------------------------------------------------------------

                                                  September 28,         June 29,
                                                      1997                1997
                                                   (Unaudited)
                                                  -------------       -------------
Assets

Current assets:
  Cash and cash equivalents                         $   9,892           $   2,821
  Accounts receivable, net                             78,357              68,538
  Costs and estimated earnings in excess of
    amounts billed on uncompleted contracts            78,583              51,643
  Inventories, net                                     47,529              42,198
  Prepaid expenses and other                           10,689               7,051
                                                  -------------       -------------
    Total current assets                              225,050             172,251

Property, plant and equipment, net                     62,970              51,132

Goodwill, net                                         184,534             168,401

Other assets, net                                       6,396               3,412
                                                  -------------       -------------
                                                    $ 478,950           $ 395,196
                                                  =============       =============

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                 $     126           $   1,527
  Accounts payable                                     26,539              31,353
  Customer advances                                    26,743              18,404
  Accrued liabilities                                  44,044              29,986
                                                  -------------       -------------
    Total current liabilities                          97,452              81,270
                                                  -------------       -------------
Long-term debt                                        110,569              46,978
Deferred income taxes                                   4,839               6,435
Other long-term liabilities                             5,684               5,246
                                                  -------------       -------------
    Total long-term obligations                       121,092              58,659
                                                  -------------       -------------
Commitments and contingencies (See Note 9)

Company-obligated, mandatorily redeemable
convertible preferred securities of
subsidiary DT Capital Trust holding
solely parent's convertible subordinated
debentures                                             70,000              70,000
                                                  -------------       -------------
Stockholders' equity:

  Preferred stock, $0.01 par value;
    1,500,000 shares authorized; no shares
    issued and outstanding
  Common stock, $0.01 par value;
    100,000,000 shares authorized;
    11,303,125 and 11,300,875 shares
    issued and outstanding at September 28,
    1997 and June 29, 1997, respectively                  113                 113

  Additional paid-in capital                          133,400             133,370

  Retained earnings                                    56,893              51,784
                                                  -------------       -------------
    Total stockholders' equity                        190,406             185,267
                                                  -------------       -------------
                                                    $ 478,950           $ 395,196
                                                  =============       =============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                  September 28,       September 29,
                                                      1997                1996
                                                  -------------       -------------
Net sales                                          $   115,764         $    82,635

Cost of sales                                           84,856              59,870
                                                  -------------       -------------
Gross profit                                            30,908              22,765

Selling, general and administrative expenses            17,089              11,588
                                                  -------------       -------------
Operating income                                        13,819              11,177

Interest expense                                         1,674               2,715

Dividends on Company-obligated, mandatorily
  redeemable convertible preferred securities
  of subsidiary DT Capital Trust holding
  solely parent's convertible subordinated
  debentures                                             1,253                 ---
                                                  -------------       -------------
Income before provision for income taxes
  and extraordinary loss                                10,892               8,462

Provision for income taxes                               4,357               3,589
                                                  -------------       -------------
Income before extraordinary loss                         6,535               4,873

Extraordinary loss on debt refinancing
  less applicable income tax benefits
  of $800 and $216                                       1,200                 324
                                                  -------------       -------------
Net income                                         $     5,335         $     4,549
                                                  =============       =============

Primary earnings per common and
  common equivalent share:

  Income before extraordinary loss                 $      0.55         $      0.52

  Extraordinary loss                                      0.10                0.04
                                                  -------------       -------------
  Net income                                       $      0.45         $      0.48
                                                  =============       =============

Fully diluted earnings per common
  and common equivalent share:

  Income before extraordinary loss                 $      0.53         $       ---

  Extraordinary loss                                      0.09                 ---
                                                  -------------       -------------
  Net income                                       $      0.44         $       ---
                                                  =============       =============

Weighted average common and common
  equivalent shares outstanding:

  Primary                                           11,866,066           9,415,738

  Fully diluted(1)                                  13,678,453                 ---
                                                  =============       =============

(1) For the quarter ended September 29, 1996, there was no dilutive effect.


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended September 28, 1997
(Dollars in Thousands Except Per Share Data)
Page 4
--------------------------------------------------------------------------------

                                                             Additional
                                               Common         Paid-In         Retained
                                               Stock          Capital         Earnings         Total
                                             ----------      ----------      ----------      ----------
Balance, June 29, 1997                       $     113       $ 133,370       $  51,784       $ 185,267

Exercise of stock options (unaudited)                               30                              30

Net income for the three months ended
September 28, 1997 (unaudited)                                                   5,335           5,335

Cash dividend at $0.02 per common
share (unaudited)                                                                 (226)           (226)
                                             ----------      ----------      ----------      ----------
Balance, September 28, 1997
(unaudited)                                  $     113       $ 133,400       $  56,893       $ 190,406
                                             ==========      ==========      ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                  September 28, 1997      September 29, 1996
                                                  ------------------      ------------------
Cash flows from operating activities:

  Net income                                          $   5,335               $   4,549

Adjustments to reconcile net income
  to net cash used by operating
  activities:

  Depreciation                                            2,041                   1,307

  Amortization                                            1,372                   1,087

  Deferred income tax provision                          (2,543)                    200

  Loss on debt refinancing                                2,000                     540

  Other                                                     (75)                   (312)

(Increase) decrease in current assets,
  excluding the effect of acquisitions:

  Accounts receivable
                                                          2,472                  (1,072)

  Costs and earnings in excess of
    amounts billed                                       (5,673)                (16,512)

  Inventories                                               600                  (4,801)

  Prepaid expenses and other                               (461)                  2,787

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

  Accounts payable                                      (12,787)                  8,214

  Accrued liabilities                                        19                  (3,917)

  Customer advances                                       3,539                    (678)

  Other                                                      70                      16
                                                  ------------------      ------------------
  Net cash used by operating activities                   (4,091)                (8,592)
                                                  ------------------      ------------------
Cash flows from investing activities:

  Capital expenditures                                   (3,955)                 (2,417)

  Acquisition of Mid-West Automation
    Enterprises, Inc. stock, net of
    cash acquired of $21,572                                                    (75,179)

  Acquisition of Lucas Assembly and
    Test Systems net assets, net of
    cash acquired of $91                                (46,721)

  Other                                                                            (200)
                                                  ------------------      ------------------
  Net cash used by investing activities                 (50,676)                (77,796)
                                                  ------------------      ------------------

                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                  September 28, 1997      September 29, 1996
                                                  ------------------      ------------------
Cash flows from financing activities:

  Proceeds from issuance of term debt                                            62,450

  Payments on borrowings                                (49,441)                   (197)

  Net borrowings on revolving loans                     112,190                  28,009

  Financing costs                                          (715)                 (2,363)

  Exercise of stock options                                  30                     112

  Dividends                                                (226)                   (180)
                                                  ------------------      ------------------
  Net cash provided by financing activities              61,838                  87,831
                                                  ------------------      ------------------
Net increase in cash                                      7,071                   1,443

Cash and cash equivalents at beginning of period          2,821                   1,210
                                                  ------------------      ------------------
Cash and cash equivalents at end of period            $   9,892               $   2,653
                                                  ==================      ==================

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 7
--------------------------------------------------------------------------------

1.   Unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 29, 1997.


2.   Principles of consolidation

     The consolidated  financial  statements include the accounts of the Company
     and   its   wholly-owned   subsidiaries.   All   significant   intercompany
     transactions and balances have been eliminated.

3.   Acquisitions

     On July 29, 1997, the Company completed the acquisition of certain of the net assets of Lucas Assembly and Test Systems (LATS), a division of LucasVarity plc of England in a transaction accounted for under the purchase method of accounting. LATS, which has been renamed Assembly Technology and Test (ATT), is a designer and manufacturer of integrated assembly and testing systems for automotive OEMs and their tier-one suppliers with manufacturing facilities in the United States, the United Kingdom and Germany. The purchase price of approximately $46,721 was financed by borrowings under the new multi-currency revolving credit facility. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of ATT from the date of acquisition.

     In July 1996 and September 1996, respectively, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford). See the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 29, 1997 for additional information relating to these acquisitions.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 8
--------------------------------------------------------------------------------

     The following table sets forth pro forma information for DTI as if the acquisitions of Mid-West, Hansford and ATT had taken place on June 30, 1997 and July 1, 1996, respectively. This information is unaudited and does not purport to represent actual net sales, income before extraordinary loss and primary earnings per share before extraordinary loss had the acquisitions actually occurred on June 30, 1997 and July 1, 1996:

                                                                 PRO FORMA INFORMATION
                                                              FOR THE PERIODS (UNAUDITED)
                                                         June 30, 1997            July 1, 1996
                                                               to                      to
                                                       September 28, 1997      September 29, 1996
                                                       ------------------      ------------------
     Net sales                                            $   125,786             $   123,815

     Income before extraordinary loss                     $     6,621             $     5,058

     Primary earnings per common and common
       equivalent share before extraordinary loss         $      0.56             $      0.54

     Primary weighted average common and common
       equivalent shares outstanding                       11,866,066               9,415,738


4.   Financing

     As of September 28, 1997 and June 29, 1997, long-term debt consisted of the following:

                                                       September 28, 1997        June 29, 1997
                                                           (Unaudited)
                                                       ------------------      ------------------
     Term loans to banks                                  $    10,000             $    30,347

     Revolving loans to banks                                 100,195                  17,639

     Capital lease obligations and other
       long-term debt                                             500                     519
                                                       ------------------      ------------------
                                                              110,695                  48,505

     Less-current portion of long-term debt                       126                   1,527
                                                       ------------------      ------------------
                                                          $   110,569             $    46,978
                                                       ==================      ==================

     On July 21, 1997, the Company replaced its credit facilities with a new $175,000 multi-currency revolving and term credit facility. The multi-currency facility provides a $10,000 Canadian term loan and a $165,000 revolving credit facility, which includes an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions, which the Company was in compliance with at September 28, 1997, and matures in July 2002. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

     The Company also maintains a separate revolving credit facility of approximately $3,000 through its Canadian subsidiary. At September 28, 1997, total borrowings under such facility was approximately $1,544.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 9
--------------------------------------------------------------------------------

5.   Company-Obligated,  Mandatorily Redeemable Convertible Preferred Securities
     of  Subsidiary  DT  Capital  Trust  Holding  Solely  Parent's   Convertible
     Subordinated Debentures (Convertible Preferred Securities)

     On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of Common Securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997.


6.   Earnings per share

     The computation of primary earnings per share was based on the weighted average number of outstanding common shares during the period plus, when the effect was dilutive, common stock equivalents consisting of certain shares subject to stock options and contingent purchase price payable in common stock related to an acquired business. The common equivalent shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. Fully diluted earnings per share primarily reflect the effects of conversion of the Company's Convertible Preferred Securities and elimination of the related dividends, net of applicable income taxes.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which changes the method of computation of earnings per share (EPS). SFAS 128 replaces Primary EPS with Basic EPS and replaces Fully Diluted EPS with Diluted EPS. Basic EPS, unlike Primary EPS, does not consider dilution for potentially dilutive securities. Diluted EPS uses an average share price for the period whereas Fully Diluted EPS uses the greater of the average share price or end-of-period share price. SFAS 128 is effective for periods ending after December 15, 1997 and earlier adoption is not permitted. Basic EPS prior to the extraordinary loss computed under SFAS 128 for the three months ended September 28, 1997 was $0.58 on 11,301,875 weighted average basic shares outstanding. Diluted EPS prior to the extraordinary loss computed under SFAS 128 for the three months ended September 28, 1997 was $0.53 on 13,672,486 weighted average diluted shares outstanding.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

7.   Stock option plans

     A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                     AVERAGE      SHARES SUBJECT
                                                      PRICE         TO OPTION
                                                  -------------   --------------

     Options outstanding at June 29, 1997            $ 17.58          939,650

     Options granted                                 $ 31.29           95,000

     Options exercised                               $ 13.50           (2,250)

     Options forfeited                               $ 13.50             (500)
                                                                  --------------
     Options outstanding at September 28, 1997       $ 18.85        1,031,900
                                                                  ==============
     Exercisable at September 28, 1997               $ 14.41          152,288
                                                                  ==============


8.   Supplemental balance sheet information

                                           September 28, 1997      June 29, 1997
                                              (Unaudited)
                                           ------------------      -------------
     Inventories, net:

       Raw materials                           $  18,726             $  13,117

       Work in process                            20,708                22,053

       Finished goods                              8,095                 7,028
                                           ------------------      -------------
                                               $  47,529             $  42,198
                                           ==================      =============

     Accrued liabilities:

       Accrued employee compensation
         and benefits                          $  11,252             $  11,860

       Taxes payable and related reserves         10,515                 4,321

       Product liability                           1,539                 1,558

       Other                                      20,738                12,247
                                           ------------------      -------------
                                               $  44,044             $  29,986
                                           ==================      =============

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

     As part of the H.G. Kalish Inc. (Kalish), Swiftpack Automation Ltd. (Swiftpack) and Hansford acquisitions, DTI has agreed to make additional payments of up to $3,000, $4,700 and $20,000, respectively, to the sellers. The amount of the additional purchase prices will be determined by a formula based on the earnings of the acquired businesses. The additional purchase price specified within the Kalish agreement, based on earnings for the three years after closing of the acquisition, may be paid in DTI stock at the Company's option. Any additional purchase price specified within the Swiftpack and Hansford agreements is payable in cash. Any additional purchase price paid is expected to result in additional goodwill related to these acquisitions.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------

GENERAL OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 28, 1997 compared to the three months ended September 29, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the fiscal year ended June 29, 1997.

     In fiscal year 1997, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford). During the three months ended September 28, 1997, the Company acquired the assets of Lucas Assembly and Test Systems (LATS). LATS was renamed Assembly Technology & Test (ATT). The acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to accelerate the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

     The Company operates in two business segments, Special Machines and Components. The Special Machines segment designs and builds integrated automation systems, custom equipment, and proprietary machines which assemble, test or package industrial and consumer products. The Components segment stamps and fabricates a range of standard and custom metal components.

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

     Gross margins of the Special Machines segment may vary in a given period as a result of the variations in profitability of contracts for large orders of automated production systems or special machines. In addition, changes in the product mix in a given period affect gross margins for the Special Machines segment.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------

     Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources" and "Backlog", includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading
     "Seasonality and Fluctuations in Quarterly Results"; and in the Corporation's other filings with the Securities and Exchange Commission, including its registration statement on Form S-3 (Registration No. 333-30909) and prospectus dated September 2, 1997 including the section therein entitled "Risk Factors".


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                      Three Months Ended
                                               September 28,       September 29,
                                                   1997                1996
                                               -------------       -------------

     Net sales                                     100.0%              100.0%

     Cost of sales                                  73.3                72.5
                                               -------------       -------------
     Gross profit                                   26.7                27.5

     Selling, general and administrative
       expenses                                     14.8                14.0
                                               -------------       -------------
     Operating income                               11.9                13.5

     Interest expense                                1.4                 3.3

     Dividends on Company-obligated,
     mandatorily redeemable convertible
     preferred securities of subsidiary
     DT Capital Trust                                1.1                 ---
                                               -------------       -------------
     Income before provision for income
     taxes and extraordinary loss                    9.4                10.2

     Provision for income taxes                      3.8                 4.3
                                               -------------       -------------
     Income before extraordinary loss                5.6                 5.9

     Extraordinary loss on debt refinancing          1.0                 0.4
                                               -------------       -------------
     Net income                                      4.6%                5.5%
                                               =============       =============

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 28, 1997
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1996

NET SALES

     Consolidated net sales increased $33.2 million, or 40.1%, to $115.8 million for the three months ended September 28, 1997 from $82.6 million for the three months ended September 29, 1996. Of the $33.2 million increase in sales, $27.4 million was due to the incremental sales of recently acquired businesses, with the remaining $5.8 million, or 6.9%, increase relating to increased sales from existing businesses. Recently acquired businesses include Hansford in September 1996 and ATT in July 1997.

     Sales by the Special Machines segment increased $31.2 million and sales by the Components segment increased $2.0 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $3.8 million, or 5.3%, over the first quarter of fiscal 1997 and $27.4 million in incremental sales from recently-acquired businesses. The growth in the existing businesses of the Special Machines segment reflects the increase in business in assembly and test systems for the automotive market and the continued expansion of markets for welding systems and packaging lines. These increases were partially offset by softness in the custom build-to-print business. The increase in sales by the Components segment of $2.0 million, or 19.0%, was a result of increased sales to a customer in the transportation industry and a customer in the agricultural equipment industry. The increased sales to the customer in the transportation industry reflect favorable industry trends and production of new parts for this customer. The increased sales to the customer in the agricultural equipment industry reflect the continued production of new parts and the generally more favorable industry outlook.


GROSS PROFIT

     Gross profit increased $8.1 million, or 35.8%, to $30.9 million for the three months ended September 28, 1997 from $22.8 million for the three months ended September 29, 1996, as a result of the sales increases discussed above. The gross margin decreased to 26.7% from 27.5% as a result of the lower margins from the recently-acquired businesses. Gross margin exclusive of acquired operations increased to 28.5%, reflecting higher Special Machines segment gross margins partially offset by lower gross margins for the Components segment. The gross margins for the Special Machines segment benefited from a more favorable product mix and margin improvements resulting from implementation of project management systems. The Components segment margins continue to remain below historical levels as a result of production inefficiencies on new parts business. The Company has discontinued producing certain low-margin parts and is focused on products with respect to in which historical margin levels can be achieved.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

     SG&A expenses increased $5.5 million, or 47.5%, to $17.1 million for the three months ended September 28, 1997 from $11.6 million for the three months ended September 29, 1996. Approximately $3.8 million of the increase was due to recently acquired businesses, with the remaining increase the result of an increased investment in marketing activities; professional fees related to the Company's selection of a new core business system, human resource and tax consulting; and administrative personnel additions associated with the overall growth of the Company. As a percentage of consolidated net sales, SG&A expenses increased to 14.8% from 14.0%.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------

OPERATING INCOME

     Operating income increased $2.6 million, or 23.6%, to $13.8 million for the three months ended September 28, 1997 from $11.2 million for the three months ended September 29, 1996, as a result of the factors noted above. The operating margin decreased to 11.9% from 13.5% in the prior year due to the effect of recently-acquired businesses. The Company continues to focus on the implementation of project management systems and other programs to improve margins throughout the Company, particularly at ATT, which has substantially lower margins than historical Company operating margins.


INTEREST EXPENSE

     Interest expense decreased to $1.7 million for the three months ended September 28, 1997 from $2.7 million for the three months ended September 29, 1996. Reduced debt levels and lower interest rates resulted in a the decrease in interest expense. The proceeds from the common stock offering in November 1996 and the Convertible Preferred Securities (defined below) offering in June 1997 were used to reduce indebtedness. The Company realized lower interest rates as a result of the lower debt levels and the generally more favorable terms of the new multi-currency credit facility.


DIVIDENDS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST

     Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust (Convertible Preferred Securities) were $1.3 million for the three months ended September 28, 1997. The Convertible Preferred Securities offering was completed in June 1997.


INCOME TAXES

     Provision for income taxes increased to $4.4 million for the three months ended September 28, 1997 from $2.7 million for the three months ended September 29, 1996, reflecting an effective tax rate of approximately 40.0% and 42.4% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.


NET INCOME, EXTRAORDINARY LOSS AND EARNINGS PER SHARE

     Income before extraordinary loss increased to $6.5 million for the three months ended September 28, 1997 from $4.9 million for the three months ended September 29, 1996 as a result of the factors noted above. The Company recognized an extraordinary loss in July 1997 of $1.2 million, attributable to the write-off of $2.0 million unamortized deferred financing fees, net of related $0.8 million tax benefit, in connection with the refinancing of existing debt through the new multi-currency credit facility. As a result, net income was $5.3 million. Primary earnings per share before the extraordinary loss were $0.55 for the three months ended September 28, 1997 versus $0.52 for the three months ended September 29, 1996. The weighted average common and common equivalent shares outstanding for the three months ended September 28, 1997 were 11.9 million versus 9.4 million for the three months ended September 29, 1996. The increase is primarily the result of the common stock offering in November 1996. Fully diluted earnings per share before the extraordinary loss were $0.53 for the three months ended September 28, 1997. The weighted average common and common equivalent shares outstanding on a fully diluted

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------

     basis for the three months ended September 28, 1997 were 13.7 million. Fully diluted earnings per share reflect the increase in weighted average common and common equivalent shares outstanding as a result of the assumed conversion of the Convertible Preferred Securities and the lower interest expense, net of income taxes, assuming conversion to common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Net income plus non-cash operating charges provided $8.1 million of operating cash flow for the quarter ended September 28, 1997, however, net increases in working capital balances used operating cash of $12.2 million, resulting in net cash used by operating activities of $4.1 million for the quarter ended September 28, 1997. The increase in working capital resulted from a significant decrease in trade payables and an increase in costs and earnings in excess of amounts billed. These working capital changes reflect the timing of projects in the Special Machines segment. The decrease in trade payables is a result of payments for materials received generally at the start of the assembly phase of a project. The increase in costs and earnings in excess of amounts billed reflects the continued buildup of inventory costs from the high level of manufacturing activity in the Special Machines segment. These working capital requirements were partially offset by an increase in customer advances on new projects and a slight decrease in the accounts receivable balance from the June 29, 1997 level.

     During the three months ended September 29, 1996, net cash used by operating activities was $8.6 million. Net increases in working capital balances resulted in the usage of net cash of $16.0 million, primarily as a result of the increased level of manufacturing activity occurring at the Company, particularly in the Special Machines segment. Additionally, the Special Machines segment had been working on several significant individual contracts which did not provide for advance payments. These factors resulted in a $16.5 million increase in costs and earnings in excess of amounts billed and a $4.8 million increase in inventory, partially offset by the $8.2 million increase in accounts payable.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amount invoiced and collected by the Company for a number of large contracts.

     During the three months ended September 28, 1997, financing activities raised $61.8 million, net of debt financing costs of $0.7 million and dividends of $0.2 million, primarily to fund the acquisition of ATT for $46.7 million, net of cash acquired. The net cash provided by financing activities was also used to finance capital expenditures of $4.0 million and fund working capital requirements. Financing activities consisted of the renegotiation of the Company's credit facility as discussed below.

     On July 21, 1997, the Company replaced the Second Amended and Restated Credit Facilities Agreement and the foreign currency denominated term facility which were outstanding at that time with a new $175 million multi-currency revolving and term credit facility. The multi-currency facility provides a $10 million Canadian term loan and a $165 million revolving credit facility, which includes an approximate $80 million sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions and matures in July 2002. In conjunction

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
--------------------------------------------------------------------------------

     with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1.2 million attributable to the write-off of $2.0 million of unamortized deferred financing fees, net of related $0.8 million tax benefit. The acquisition of certain of the net assets of LATS, a division of LucasVarity plc of England on July 29, 1997 was financed by borrowings under the new multi-currency revolving credit facility.

     The Company also maintains a separate revolving credit facility of approximately $3.0 million through its Canadian subsidiary. At September 28, 1997, total outstanding indebtedness under such facility was $1.5 million.

     On June 12, 1997, the Company completed a private placement to institutional investors of 1.4 million 7.16% Convertible Preferred
     Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72.2 million aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of Common Securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997.

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

     Management anticipates that capital expenditures in the current fiscal year will range from approximately $17 million to $20 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities, all of which, in the aggregate, are expected to approximate fiscal 1997 capital expenditures. Incremental capital expenditures in the current fiscal year will include the first year costs, estimated to be over $4 million, of an approximate four-year implementation of an integrated core business system and will also include adding capacity at certain automation and packaging facilities. Funding for capital expenditures will be provided by cash from operating activities and through the Company's credit facilities.

     The Company paid quarterly cash dividends of $0.02 share on September 15, 1997 to stockholders of record on September 2, 1997.

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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of September 28, 1997, the Company had $241.1 million of orders in backlog, which compares to a backlog of approximately $179.1 million as of September 29, 1996. The increase is attributable to the acquisitions of Hansford and ATT, partially offset by lower backlog of existing businesses.

     The backlog for the Special Machines segment at September 28, 1997 was $234.5 million, which increased $66.0 million from a year ago. Excluding the acquisition effect of Hansford and ATT, the Special Machines segment backlog was down $18.7 million, or 11.1%. The lower backlog can be attributed to the unusually large orders with a significant customer in the electronics industry at the end of the prior year quarter and the decrease in custom build-to-print machine orders, particularly RIGO thermoforming machines for appliance manufacturers. Certain orders were postponed or canceled in the first quarter of fiscal 1998 by a significant customer in the electronics industry. The customer has informed the Company that although their business is very strong, their current requirements for automated assembly systems were affected by their decision to increase utilization of existing equipment.

     Backlog for the Components segment was $6.6 million, down $4.0 million or 37.5%. The lower Components segment backlog is a result of the Company's efforts to discontinue production of low margin parts, including certain customers who had placed orders equal to twelve months production. Such advanced orders are unusual in the Components business. This focused production is expected to better utilize capacity and increase overall productivity and efficiency.

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

DT INDUSTRIES, INC.

PART II.  Other Information
Page 19
--------------------------------------------------------------------------------

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11 - Statement Regarding Computation of Earnings Per Share

         (b)  Reports on Form 8-K:

              On August 5, 1997 a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the acquisition of the assets of Lucas Assembly and Test Systems.

              On August 19, 1997 a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the adoption of a Rights Plan and declaration by the Board of Directors of the Company of a dividend distribution of one Right for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on September 2, 1997.

                               DT INDUSTRIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DT INDUSTRIES, INC.




Date:  November 12, 1997                /s/ Bruce P. Erdel
                                        ----------------------------------------
                                                      (Signature)
                                        Bruce P. Erdel
                                        Vice President - Finance and Secretary
                                        (Principal Financing and Accounting
                                        Officer)

                                  EXHIBIT INDEX

                                                          Page No. in Sequential
Exhibit No.       Description                                Numbering System
-----------       -----------                             ----------------------

   11               Statement Regarding Computation
                    of Earnings Per-Share