Form 10-Q
period 1997-12-28
DT INDUSTRIES INC
filed 1998-02-10
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 1997
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
================================================================================
             (Exact name of registrant as specified in its charter)
\

            Delaware                                       44-0537828
===============================                  ===============================
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)




           1949 E. Sunshine, Suite 2-300, Springfield, Missouri 65804
================================================================================
                    (Address of principal executive offices)
                                   (Zip Code)



                                 (417) 890-0102
================================================================================
              (Registrant's telephone number, including area code)




================================================================================
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of January 30, 1998 was 11,334,500.

DT INDUSTRIES, INC.

Index
Page 1
================================================================================

                                                                          Page
                                                                         Number

Part I    Financial Information

          Item 1.   Financial Statements (Unaudited, except as noted)

                    Consolidated Balance Sheets at December 28, 1997
                      and June 29, 1997 (Audited)                            2

                    Consolidated Statement of Operations for the
                      three and six months ended December 28, 1997 and
                      December 29, 1996                                      3

                    Consolidated Statement of Changes in
                      Stockholders' Equity for the six months
                      ended December 28, 1997                                4

                    Consolidated Statement of Cash Flows for the
                      six months ended December 28, 1997 and
                      December 29, 1996                                    5-6

                    Notes to Consolidated Financial Statements            7-11

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                12-20

Part II   Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders     21

          Item 6.   Exhibits and Reports on Form 8-K                        21

Signature

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)
Page 2
================================================================================

                                                   December 28,       June 29,
                                                       1997             1997
                                                    (Unaudited)
                                                   ------------     ------------

Assets

Current assets:

  Cash and cash equivalents                         $   12,379       $    2,821

  Accounts receivable, net                              87,555           68,538

  Costs and estimated earnings in excess of
    amounts billed on uncompleted contracts             53,612           51,643

  Inventories, net                                      58,145           42,198

  Prepaid expenses and other                            11,833            7,051
                                                   ------------     ------------
    Total current assets                               223,524          172,251

Property, plant and equipment, net                      64,634           51,132

Goodwill, net                                          185,226          168,401

Other assets, net                                        5,790            3,412
                                                   ------------     ------------
                                                    $  479,174       $  395,196
                                                   ============     ============
Liabilities and Stockholders' Equity

Current liabilities:

  Current portion of long-term debt                  $     123       $    1,527

  Accounts payable                                      30,556           31,353

  Customer advances                                     31,732           18,404

  Accrued liabilities                                   44,025           29,986
                                                   ------------     ------------
    Total current liabilities                          106,436           81,270
                                                   ------------     ------------

Long-term debt                                          93,972           46,978

Deferred income taxes                                    5,411            6,435

Other long-term liabilities                              5,680            5,246
                                                   ------------     ------------
          Total long-term obligations                  105,063           58,659
                                                   ------------     ------------
Commitments and contingencies (See Note 9)

Company-obligated, mandatorily redeemable
convertible preferred securities of
subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures
of the Company                                          70,000           70,000
                                                   ------------     ------------
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,500,000
    shares authorized; no shares issued and
    outstanding
  Common stock, $0.01 par value; 100,000,000
    shares authorized; 11,333,125 and 11,300,875
    shares issued and outstanding at December 28,
    1997 and June 29, 1997, respectively                   113              113

  Additional paid-in capital                           133,913          133,370

  Retained earnings                                     64,894           51,784

  Cumulative translation adjustment                     (1,245)             ---
                                                   ------------     ------------
    Total stockholders' equity                         197,675          185,267
                                                   ------------     ------------
                                                    $  479,174       $  395,196
                                                   ============     ============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
================================================================================

                                            Three months ended                   Six months ended
                                      December 28,     December 29,       December 28,     December 29,
                                          1997             1996               1997             1996
                                      ------------     ------------       ------------     ------------
Net sales                              $  132,431       $  100,693         $  248,195       $  183,328

Cost of sales                              96,454           73,023            181,310          132,893
                                      ------------     ------------       ------------     ------------
Gross profit                               35,977           27,670             66,885           50,435

Selling, general and
  administrative expenses                  19,129           13,762             36,218           25,350
                                      ------------     ------------       ------------     ------------
Operating income                           16,848           13,908             30,667           25,085

Interest expense                            1,882            3,572              3,556            6,287

Dividends on Company-obligated,
  mandatorily redeemable
  convertible preferred
  securities of subsidiary
  DT Capital Trust
  holding solely convertible
  junior subordinated debentures
  of the Company                            1,253              ---              2,506              ---
                                      ------------     ------------       ------------     ------------
Income before provision for
  income taxes and
  extraordinary loss                       13,713           10,336             24,605           18,798

Provision for income taxes                  5,485            4,298              9,842            7,887
                                      ------------     ------------       ------------     ------------
Income before extraordinary
  loss                                      8,228            6,038             14,763           10,911

Extraordinary loss on debt
  refinancing less applicable
  income tax benefits of $800
  and $216, respectively                      ---              ---              1,200              324
                                      ------------     ------------       ------------     ------------
Net income                             $    8,228       $    6,038         $   13,563       $   10,587
                                      ============     ============       ============     ============
Basic earnings per common share:

  Income before
    extraordinary loss                 $     0.73       $     0.61         $     1.31       $     1.16

  Extraordinary loss                          ---              ---               0.11             0.04
                                      ------------     ------------       ------------     ------------
  Net income                           $     0.73       $     0.61         $     1.20       $     1.12
                                      ============     ============       ============     ============
Diluted earnings per common
  and common equivalent share:

  Income before extraordinary
    loss                               $     0.66       $     0.58         $     1.19       $     1.09

  Extraordinary loss                          ---              ---               0.09             0.03
                                      ------------     ------------       ------------     ------------
  Net income                           $     0.66       $     0.58         $     1.10       $     1.06
                                      ============     ============       ============     ============
Weighted average common and
  common equivalent shares
  outstanding:

    Basic                              11,322,312        9,828,672         11,312,088        9,416,768

    Diluted                            13,650,807       10,478,377         13,652,272        9,996,064
                                      ============     ============       ============     ============


           See accompanying Notes to Consolidated Financial Statements

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended December 28, 1997
(Dollars in Thousands Except Per Share Data)
Page 4
================================================================================

                                                      Additional                      Cumulative
                                        Common         Paid-In         Retained       Translation
                                        Stock          Capital         Earnings       Adjustment         Total
                                      -----------     -----------     -----------     -----------     -----------
Balance, June 29, 1997                 $    113        $  133,370      $ 51,784        $     ---       $ 185,267

Exercise of stock options
(unaudited)                                                   543                                            543

Net income for the six months
  ended December 28, 1997
  (unaudited)                                                            13,563                           13,563

Cash dividend at $0.02 per
  common share (unaudited)                                                 (453)                            (453)

Cumulative translation adjustment                                                         (1,245)         (1,245)
                                      -----------     -----------     -----------     -----------     -----------
Balance, December 28, 1997
  (unaudited)                          $     113       $ 133,913       $  64,894       $  (1,245)      $ 197,675
                                      ===========     ===========     ===========     ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
================================================================================

                                                     Six months ended
                                          December 28, 1997    December 29, 1996
                                          -----------------    -----------------
Cash flows from operating activities:

  Net income                                $      13,563        $      10,587

Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:

  Depreciation                                      4,147                2,881

  Amortization                                      2,700                2,425

  Deferred income tax provision                    (2,935)                (582)

  Loss on debt refinancing                          2,000                  540

  Other                                              (858)                  87

(Increase) decrease in current
  assets, excluding the effect
  of acquisitions:

  Accounts receivable                              (6,726)                (744)

  Costs and earnings in excess
    of amounts billed                              20,771              (20,693)

  Inventories                                     (11,489)              (8,459)

  Prepaid expenses and other                           61                4,557

Increase (decrease) in current
  liabilities, excluding the
  effect of acquisitions:

  Accounts payable                                 (8,081)                 755

  Accrued liabilities                              (1,546)              (6,136)

  Customer advances                                 8,527                 (460)

  Other                                                12                  (19)
                                          -----------------    -----------------
  Net cash provided (used)
    by operating activities                        20,146              (15,261)
                                          -----------------    -----------------
Cash flows from investing activities:

  Capital expenditures                             (7,405)              (5,742)

  Acquisition of the stock of
    Mid-West Automation Enterprises,
    Inc. and Hansford Manufacturing
    Corporation, net of cash
    acquired of $21,572                                                (92,756)

  Acquisition of Lucas Assembly and
    Test Systems net assets, net of
    cash acquired of $91                          (46,721)
                                          -----------------    -----------------
  Net cash used by investing activities           (54,126)             (98,498)
                                          -----------------    -----------------


                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
================================================================================

                                                     Six months ended
                                          December 28, 1997    December 29, 1996
                                          -----------------    -----------------
Cash flows from financing activities:

  Proceeds from issuance of term debt                                   96,424

  Payments on borrowings                          (48,912)             (88,096)

  Net borrowings on revolving loans                93,275               33,725

  Financing costs                                    (915)              (2,452)

  Issuance of common stock                                              73,497

  Exercise of stock options                           543                  170

  Dividends                                          (453)                (360)
                                          -----------------    -----------------
  Net cash provided by financing
    activities                                     43,538              112,908
                                          -----------------    -----------------
Net increase (decrease) in cash                     9,558                 (851)

Cash and cash equivalents
  at beginning of period                            2,821                1,210
                                          -----------------    -----------------
Cash and cash equivalents
  at end of period                          $      12,379        $         359
                                          =================    =================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 7
================================================================================

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


2.   Principles of consolidation and foreign currency translation

     The consolidated  financial  statements include the accounts of the Company
     and   its   wholly-owned   subsidiaries.   All   significant   intercompany
     transactions and balances have been eliminated.

     The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with generally accepted accounting principles.


3.   Acquisitions

     On July 29, 1997, the Company completed the acquisition of certain of the net assets of Lucas Assembly and Test Systems (LATS), a division of LucasVarity plc of England in a transaction accounted for under the purchase method of accounting. LATS, which has been renamed Assembly Technology and Test (ATT), is a designer and manufacturer of integrated assembly and testing systems for automotive OEMs and their tier-one suppliers with manufacturing facilities in the United States, the United Kingdom and Germany. The purchase price of approximately $46,721 was financed by borrowings under the Company's multi-currency revolving credit facility described in Note 4. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of ATT from the date of acquisition.

     In July 1996 and September 1996, respectively, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford). See the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 29, 1997 for additional information relating to these acquisitions.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 8
================================================================================

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

                                                 PRO FORMA INFORMATION
                                                    FOR THE PERIODS

                                          June 30, 1997          July 1, 1996
                                               to                     to
                                        December 28, 1997      December 29, 1996
                                        -----------------      -----------------

Net sales                                 $     258,217          $     251,613
Income before extraordinary loss          $      14,847          $      11,005
Basic earnings per common share
  before extraordinary loss               $        1.31          $        1.16
Basic weighted average common
  shares outstanding                         11,312,088              9,416,768


4.   Financing

     As of December 28, 1997 and June 29, 1997, long-term debt consisted of the following:

                                        December 28, 1997        June 29, 1997
                                           (Unaudited)
                                        -----------------      -----------------

Term loans                                $      10,000          $      30,347
Revolving loans                                  83,605                 17,639
Capital lease obligations and
  other long-term debt                              490                    519
                                        -----------------      -----------------
                                                 94,095                 48,505
Less - current portion of long-term debt            123                  1,527
                                        -----------------      -----------------
                                          $      93,972          $      46,978
                                        =================      =================

     On July 21, 1997, the Company replaced its credit facilities with a $175,000 multi-currency revolving and term credit facility. The multi-currency facility provides a $10,000 Canadian term loan and a $165,000 revolving credit facility, which includes an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions, which the Company was in compliance with at December 28, 1997, and matures in July 2002. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

     The Company also maintains a separate revolving credit facility of approximately Canadian $3,000 through its Canadian subsidiary. At December 28, 1997, total borrowings under such facility were approximately Canadian $3,000.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 9
================================================================================

5.   Company-Obligated,  Mandatorily Redeemable Convertible Preferred Securities
     of  Subsidiary  DT  Capital  Trust  Holding   Solely   Convertible   Junior
     Subordinated Debentures of the Company (Convertible Preferred Securities)

     On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company which were acquired with the proceeds from the offering as well as the sale of common securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997.


6.   Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which changed the method of computation of earnings per share (EPS). SFAS 128 requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of conversion of the Company's Convertible Preferred Securities and elimination of the related dividends, net of applicable income taxes, plus common stock equivalents consisting of certain shares subject to stock options and contingent purchase price payable in common stock related to an acquired business. The common equivalent shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. Earnings per share for the three and six months ended December 29, 1996 have been restated in accordance with SFAS 128.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
================================================================================

7.   Stock option plans

     A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                     AVERAGE      SHARES SUBJECT
                                                      PRICE         TO OPTION
                                                  -------------   --------------

     Options outstanding at June 29, 1997           $   17.58          939,650

     Options granted                                $   29.62          206,500

     Options exercised                              $   16.83          (32,250)

     Options forfeited                              $   22.67          (32,000)
                                                                  --------------

     Options outstanding at December 28, 1997       $   19.75        1,081,900
                                                                  ==============

     Exercisable at December 28, 1997               $   13.68          163,313
                                                                  ==============


8.   Supplemental balance sheet information

                                         December 28, 1997       June 30, 1997
                                            (Unaudited)
                                         -----------------     -----------------
Inventories, net:

     Raw materials                         $      23,331         $      13,117

     Work in process                              27,447                22,053

     Finished goods                                7,367                 7,028
                                         -----------------     -----------------
                                           $      58,145         $      42,198
                                         =================     =================
Accrued liabilities:

  Accrued employee compensation
    and benefits                           $      11,568                11,860

  Taxes payable and related reserves               7,830                 4,321

  Product liability                                1,512                 1,558

  Other                                           23,115                12,247
                                         -----------------     -----------------
                                           $      44,025         $      29,986
                                         =================     =================

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 11
================================================================================

9.   Commitments and contingencies

     The Company is a party to certain lawsuits involving employee matters, product liability and other matters. Management and legal counsel do not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     As part of the H.G. Kalish Inc. (Kalish) and Swiftpack Automation Ltd. (Swiftpack) acquisitions, DTI has agreed to make additional payments of up to $3,000 and $4,700, respectively, to the sellers. The amount of the additional purchase prices will be determined by a formula based on the earnings of the acquired businesses. The additional purchase price specified within the Kalish agreement, based on earnings for the three years after closing of the acquisition, may be paid in DTI stock at the Company's option. Any additional purchase price specified within the Swiftpack agreement is payable in cash. Any additional purchase price paid is expected to result in additional goodwill related to these acquisitions.

     During December 1997, an agreement was reached with the former owner of Hansford which finalized the purchase price and cancelled the earnout provisions of the Hansford purchase agreement. No additional purchase price was paid as a result of this agreement.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
================================================================================

GENERAL OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and six months ended December 28, 1997 compared to the three and six months ended December 29, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997.

     In fiscal year 1997, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford). During the six months ended December 28, 1997, the Company acquired the assets of Lucas Assembly and Test Systems (LATS). LATS was renamed Assembly Technology & Test (ATT). The acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to accelerate the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

     The Company operates in two business segments, Special Machines and Components. The Special Machines segment designs and builds integrated systems, custom equipment, and proprietary machines which assemble, test and/or package industrial and consumer products. The Components segment stamps and fabricates a range of standard and custom metal components.

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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
================================================================================

     Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources" and "Backlog", includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in any forward-looking statement as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading
     "Seasonality and Fluctuations in Quarterly Results"; and in the Corporation's other filings with the Securities and Exchange Commission, including its registration statement on Form S-3 (Registration No. 333-30909) and prospectus dated September 2, 1997 including the section therein entitled "Risk Factors".


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                       Three months ended                 Six months ended
                                 December 28,     December 29,     December 28,     December 29,
                                     1997             1996             1997             1996
                                 ------------     ------------     ------------     ------------
Net sales                           100.0%           100.0%           100.0%           100.0%

Cost of sales                        72.8             72.5             73.1             72.5
                                 ------------     ------------     ------------     ------------
Gross profit                         27.2             27.5             26.9             27.5

Selling, general and
administrative expenses              14.4             13.7             14.6             13.8
                                 ------------     ------------     ------------     ------------
Operating income                     12.8             13.8             12.3             13.7

Interest expense                      1.4              3.5              1.4              3.4

Dividends on Company-
  obligated, mandatorily
  redeemable convertible
  preferred securities of
  subsidiary DT Capital
  Trust                               1.0              ---              1.0              ---
                                 ------------     ------------     ------------     ------------
Income before provision
  for income taxes and
  extraordinary loss                 10.4             10.3              9.9             10.3

Provision for income taxes            4.2              4.3              4.0              4.3
                                 ------------     ------------     ------------     ------------
Income before
  extraordinary loss                  6.2              6.0              5.9              6.0

Extraordinary loss on debt
  refinancing                         ---              ---              0.5              0.2
                                 ------------     ------------     ------------     ------------
Net income                            6.2%             6.0%             5.4%             5.8%
                                 ============     ============     ============     ============

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
================================================================================

                      THREE MONTHS ENDED DECEMBER 28, 1997
                COMPARED TO THREE MONTHS ENDED DECEMBER 29, 1996

NET SALES

     Consolidated net sales increased $31.7 million, or 31.5%, to $132.4 million for the three months ended December 28, 1997 from $100.7 million for the three months ended December 29, 1996. The increase in sales can be attributed to the incremental sales of ATT which was acquired in July 1997 and an increase in sales from existing businesses of $6.5 million or 6.5%.

     Sales by the Special Machines segment increased $31.0 million and sales by the Components segment increased $0.7 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $5.8 million, or 6.5%, over the second quarter of fiscal 1997 and $25.2 million in incremental sales from recently-acquired businesses. The sales growth of existing businesses in the Special Machines segment reflects the continued growth in sales of welding systems and pharmaceutical packaging systems. These increases were partially offset by a drop in sales of RIGO thermoforming systems. The increase in sales by the Components segment of $0.7 million, or 6.3%, reflects strong sales to customers in the agricultural equipment and transportation industries largely due to favorable industry trends and the expansion of business with these customers.


GROSS PROFIT

     Gross profit increased $8.3 million, or 30.0%, to $36.0 million for the three months ended December 28, 1997 from $27.7 million for the three months ended December 29, 1996, as a result of the sales increases discussed above. The gross margin decreased to 27.2% from 27.5% primarily as a result of lower margins from the recent acquisition of ATT. Gross margin exclusive of acquired operations increased slightly to 27.6%, reflecting an increase in the Special Machines segment gross margin which was offset by a decrease in the Components segment gross margin. The increase in gross margin for the Special Machines segment reflects margin improvements resulting from implementation of project management systems and several large duplicate systems being manufactured during the quarter with favorable margins. The Components segment's gross margin continues to remain below historical levels as a result of production inefficiencies. The Company has taken steps to bolster operating management and implement systems and processes to improve productivity and profitability. The Company has also discontinued producing certain low margin parts, focusing on products with respect to which historical margin levels can be achieved.


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

     SG&A expenses increased $5.3 million, or 39.0%, to $19.1 million for the three months ended December 28, 1997 from $13.8 million for the three months ended December 29, 1996. The increase was primarily due to the recent acquisition of ATT, with the remaining increase largely associated with the overall growth of the company, primarily personnel additions, increased investment in marketing and research and development activities, increased travel costs and higher professional fees related to tax and human resource consulting. As a percentage of consolidated net sales, SG&A expenses increased to 14.4% from 13.7%.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
================================================================================

OPERATING INCOME

     Operating income increased $2.9 million, or 21.1%, to $16.8 million for the three months ended December 28, 1997 from $13.9 million for the three months ended December 29, 1996, as a result of the factors noted above. The operating margin decreased to 12.8% from 13.8% in the prior year primarily as a result of the lower operating margins of ATT.


INTEREST EXPENSE

     Interest expense decreased to $1.9 million for the three months ended December 28, 1997 from $3.6 million for the three months ended December 29, 1996. The decrease in interest expense is primarily the result of the common stock offering in November 1996 and the Convertible Preferred Securities (defined below) offering in June 1997 which allowed the Company to retire debt.


DIVIDENDS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST

     Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust (Convertible Preferred Securities) were $1.3 million for the three months ended December 28, 1997. The Convertible Preferred Securities offering was completed in June 1997.


INCOME TAXES

     Provision for income taxes increased to $5.5 million for the three months ended December 28, 1997 from $4.3 million for the three months ended December 29, 1996, reflecting an effective tax rate of approximately 40.0% and 41.6% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.


NET INCOME

     Net income increased to $8.2 million for the three months ended December 28, 1997 from $6.0 million for the three months ended December 29, 1996 as a result of the factors noted above. Diluted earnings per share were $0.66 for the three months ended December 28, 1997 versus $0.58 for the three months ended December 29, 1996. On a diluted basis, the weighted average number of common and common equivalent shares outstanding for the three months ended December 28, 1997 was 13,650,807 versus 10,478,377 for the three months ended December 29, 1996. The increase is primarily the result of the common stock offering in November 1996 and the Convertible Preferred Securities offering in June 1997. Basic earnings per share were $0.73 for the three months ended December 28, 1997 compared to $0.61 for the three months ended December 29, 1996. The basic weighted average common shares outstanding for the three months ended December 28, 1997 were 11,322,312 versus 9,828,672 for the three months ended December 29, 1996. The increase is primarily the result of the common stock offering in November 1996. Prior year earnings per share and weighted average common and common equivalent shares outstanding have been restated to reflect Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share."

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
================================================================================

                       SIX MONTHS ENDED DECEMBER 28, 1997
                 COMPARED TO SIX MONTHS ENDED DECEMBER 29, 1996

NET SALES

     Consolidated net sales increased $64.9 million, or 35.4%, to $248.2 million for the six months ended December 28, 1997 from $183.3 million for the six months ended December 29, 1996. Of the $64.9 million increase in sales, $52.6 million was due to the incremental sales of recently acquired businesses, with the remaining $12.3 million, or 6.7%, relating to increased sales from existing businesses. Recently acquired businesses include Hansford in September 1996 and ATT in July 1997.

     Sales by the Special Machines segment increased $62.3 million and sales by the Components segment increased $2.6 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $9.7 million, or 6.0%, over the six months of fiscal 1997 and $52.6 million in incremental sales from recently acquired businesses. Sales from existing businesses were higher for the six months ended December 28, 1997 as a result of the expansion of business in automated assembly systems, welding systems and tablet and liquid filling systems. The increased sales of automated assembly and welding systems reflect the growth in the customer base, capabilities and systems solutions of the automation companies. Sales of tablet and liquid filling systems have grown from strong market demand and the increased systems integration work. The growth of the assembly, welding and packaging systems was partially offset by a drop in sales of RIGO thermoforming systems to the appliance industry. The increase in sales by the Components segment of $2.6 million, or 12.4%, for the six month period resulted primarily from strong sales of parts to customers in the transportation industry and the agricultural equipment industry. The increased sales to these customers reflect favorable industry trends and production of new parts for the customers.


GROSS PROFIT

     Gross profit increased $16.5 million, or 32.6%, to $66.9 million for the six months ended December 28, 1997 from $50.4 million for the six months ended December 29, 1996, as a result of the sales increases discussed above. The gross margin decreased to 26.9% from 27.5% as a result of lower margins from recently acquired businesses. Gross margin exclusive of acquired operations increased to 28.0%, reflecting a higher Special Machines segment gross margin partially offset by a lower gross margin for the Components segment. The gross margin for the Special Machines segment benefited from margin improvements resulting from implementation of project management systems and several large duplicate system projects manufactured during the six months ended December 28, 1997 at favorable margins. The Components segment gross margin continues to remain below historical levels as a result of production inefficiencies. The Company has bolstered operating management and implemented systems and processes to improve productivity and profitability. The Company has also discontinued producing certain low margin parts, focusing on products with respect to which historical margin levels can be achieved.


SG&A EXPENSES

     SG&A expenses increased $10.8 million, or 42.9%, to $36.2 million for the six months ended December 28, 1997 from $25.4 million for the six months ended December 29, 1996. The increase was primarily due to recent acquisitions, with the remaining increase largely associated with the overall growth of the company, primarily personnel additions, increased investment in marketing and research and development activities, increased travel costs and higher professional fees related to tax and human resource consulting. As a percentage of consolidated net sales, SG&A expenses increased to 14.6% from 13.8%.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
================================================================================

OPERATING INCOME

     Operating income increased $5.6 million, or 22.2%, to $30.7 million for the six months ended December 28, 1997 from $25.1 million for the six months ended December 29, 1996, as a result of the factors noted above. The operating margin decreased to 12.4% from 13.7% in the prior year primarily as a result of the lower operating margins of recently acquired businesses.


INTEREST EXPENSE

     Interest expense decreased to $3.6 million for the six months ended December 28, 1997 from $6.3 million for the six months ended December 29, 1996. The decrease in interest expense is primarily the result of the common stock offering in November 1996 and the Convertible Preferred Securities (defined below) offering in June 1997 which allowed the Company to retire debt.


DIVIDENDS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST

     Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust (Convertible Preferred Securities) were $2.5 million for the six months ended December 28, 1997. The Convertible Preferred Securities offering was completed in June 1997.


INCOME TAXES

     Provision for income taxes increased to $9.8 million for the six months ended December 28, 1997 from $7.9 million for the six months ended December 29, 1996, reflecting an effective tax rate of approximately 40.0% and 42.0% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.


NET INCOME, EXTRAORDINARY LOSS AND EARNINGS PER SHARE

     Income before extraordinary loss increased to $14.8 million for the six months ended December 28, 1997 from $10.9 million for the six months ended December 29, 1996 as a result of the factors noted above. An extraordinary loss was recognized for costs incurred of $2.0 million, less applicable income tax benefits of $0.8 million in July 1997 and costs inucrred of $0.5 million, less applicable income tax benefits of $0.2 million in July 1996, related to the extinguishment and refinancing of debt by the Company. As a result, net income was $13.6 million for the six months ended December 28, 1997 versus $10.6 million for the six months ended December 29, 1996. Basic earnings per share before the extraordinary loss were $1.31 for the six months ended December 28, 1997 versus $1.16 for the six months ended December 29, 1996. After the extraordinary loss, basic earnings per share were $1.20 and $1.12 for the six months ended December 28, 1997 and December 29, 1996, respectively. The basic weighted average common shares outstanding for the six months ended December 28, 1997 were 11,312,088 versus 9,416,768 for the six months ended December 29, 1996. The increase is primarily the result of the common stock offering in November 1996. Diluted earnings per share before the extraordinary loss were $1.19 for the six months ended December 28, 1997 versus $1.09 for the six months ended December 29, 1996. After the extraordinary loss, diluted earnings per share were $1.10 and $1.06 for the six months ended December 28, 1997 and December 29, 1996, respectively. On a diluted basis, weighted average shares outstanding for the six months ended December 28, 1997 were 13,652,272 versus 9,996,064 for the six months ended December 29, 1996. The increase in weighted average common and common equivalent shares outstanding reflects the common stock offering in November 1996 and the assumed conversion of the Convertible Preferred Securities.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Net income plus non-cash operating charges provided $18.6 million of operating cash flow for the six months ended December 28, 1997. Net decreases in working capital balances provided operating cash of $1.5 million, resulting in net cash provided by operating activities of $20.1 million for the six months ended December 28, 1997. The decrease in working capital resulted from the lower investment in costs and earnings in excess of amounts billed and an increase in customer advances. These changes were partially offset by an increase in inventories and accounts receivable and a decrease in trade payables. The decrease in costs and earnings in excess of amounts billed and the increase in accounts receivable can be attributed to the substantial shipments and billings near the end of the quarter. The decrease in costs and earnings in excess of amounts billed can also be attributed to a lower level of project activity status of projects, the overall early stage and smaller average size of projects received during the period. A larger percentage of orders at an early stage in the manufacturing process also accounts for the higher inventory levels. In addition, several Special Machines businesses, with a strong backlog of orders at December 28, 1997, showed an increase in customer advances as a result of deposits on orders received.

     During the six months ended December 28, 1997, financing activities generated $44.9 million, including $0.5 million from the exercise of stock options. Operating activities as discussed above generated $20.1 million. These funds were used primarily to finance the acquisition of ATT for $46.7 million, net of cash acquired, pay dividends of $0.5 million and finance capital expenditures of $7.4 million. The Company incurred $0.9 million of financing costs in renegotiating its credit facility in July 1997 as discussed below.

     During the six months ended December 29, 1996, net cash used by operating activities was $15.3 million. Net income plus non-cash operating charges provided $15.9 million of operating cash flow. A net unfavorable change in working capital balances resulted in cash used of $31.2 million, resulting in net cash used by operating activities of $15.3 million for the six months ended December 29, 1996. The net increase in working capital reflected the increased level of manufacturing activity occurring in the Special Machines segment including several large dollar value and longer lead-time projects which did not provide for advance or progress payments.

     During the six months ended December 29, 1996, net cash of $112.9 million was provided by financing activities primarily to fund the acquisitions of Mid-West and Hansford for $92.8 million, net of cash acquired. The net cash provided by financing activities was also used to finance capital expenditures of $5.7 million, pay dividends of $0.4 million and fund working capital requirements. Financing activities consisted of the renegotiation of the Company's credit facility and the issuance of common stock. The Company incurred $2.5 million of financing costs in conjunction with renegotiating the credit facility.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amount invoiced and collected by the Company for a number of large contracts.

     On July 21, 1997, the Company replaced the Second Amended and Restated Credit Facilities Agreement and the foreign currency denominated term facility which were outstanding at that time with a $175 million multi-currency revolving and term credit facility. The multi-currency facility provides a $10 million Canadian term loan and a $165 million revolving credit facility, which includes an approximate $80 million sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of the Company) plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of the Company's corporate debt. The agreement is secured by the capital stock of each of the

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 19
================================================================================

     significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of the Company. The agreement contains certain financial and other covenants and restrictions and matures in July 2002. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1.2 million attributable to the write-off of $2.0 million of unamortized deferred financing fees, net of related $0.8 million tax benefit. The acquisition of certain of the net assets of LATS, a division of LucasVarity plc of England on July 29, 1997 was financed by borrowings under the new multi-currency revolving credit facility.

     The Company also maintains a separate revolving credit facility of approximately Canadian $3.0 million through its Canadian subsidiary. At December 28, 1997, total borrowings under such facility were approximately Canadian $3.0 million.

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

     Management anticipates that capital expenditures in the current fiscal year will range from approximately $18 million to $22 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities, all of which, in the aggregate, are expected to approximate fiscal 1997 capital expenditures. Incremental capital expenditures in the current fiscal year will include the first year costs, estimated to be approximately $6 million, of an approximate four-year implementation of an integrated core business system and will also include adding capacity at certain automation and packaging facilities. Funding for capital expenditures will be provided by cash from operating activities and through the Company's credit facilities.

     The Company paid quarterly cash dividends of $0.02 per share on September 15, 1997 and December 15, 1997 to stockholders of record on September 2, 1997 and November 28, 1997, respectively.

     Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.


BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of December 28, 1997, the Company had $257.1 million of orders in backlog, which compares to a backlog of approximately $173.5 million as of December 29, 1996. The acquisition of ATT increased the backlog $74.6 million at December 28, 1997 in comparison to December 29, 1996.

     The backlog for the Special Machines segment at December 28, 1997 was $249.9 million, which increased $86.7 million from a year ago. Excluding the acquisition effect of ATT, the Special Machines segment backlog increased $12.1 million, or 7.4%. The higher backlog can be primarily attributed to the strong bookings of extrusion systems and integrated tablet and liquid filling systems.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 20
================================================================================

     Backlog for the Components segment was $7.2 million, down $3.0 million or 29.5%. The lower Components segment backlog is a result of the Company's efforts to discontinue production of certain low margin parts, including certain customers who had placed orders equal to twelve months production.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes the majority of the orders in the backlog will be recognized as sales during the current fiscal year.


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

DT INDUSTRIES, INC.

PART II.  Other Information
Page 21
================================================================================

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On November 10, 1997, the Annual Meeting of the Stockholders of DTI was held, at which the following matters were voted upon:

          1.   Election of Directors.   Each of the following nominees  received
               the number of affirmative votes set forth opposite his name:

               Class I                       James J. Kerley           9,648,295
               (term expires 2000)           Charles F. Pollnow        9,648,895
                                             John F. Logan             9,648,595

               Class II                      Frank W. Jones            9,648,995
               (term expires 1998)

               Class III                     Graham L. Lewis           9,648,895
               (term expires 1999)

          2. Ratification of Appointment of Accountants for the fiscal year ending June 28, 1998. The vote to ratify the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending June 28, 1998 was 9,633,633 for, 3,950 against and 26,197 abstaining.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 11--Statement Regarding Computation of Earnings Per Share

               Exhibit 27--Financial Detail Schedule (EDGAR version only)

          (b)  Reports on Form 8-K:

               None.

                               DT INDUSTRIES, INC.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DT INDUSTRIES, INC.



Date:   February 10, 1998               /s/  Bruce P. Erdel
                                        ----------------------------------------
                                                      (Signature)
                                        Bruce P. Erdel
                                        Vice President - Finance and Secretary
                                        (Principal Financing and Accounting
                                        Officer)

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