Form 10-Q
period 1998-03-29
DT INDUSTRIES INC
filed 1998-05-12
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     March 29, 1998
                                -------------------------------
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
                                Yes   X      No
                                   ------       ------

 The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of May 1, 1998 was 11,372,612.

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------

                                                                       Page
                                                                       Number

Part I Financial Information

       Item 1. Financial Statements (Unaudited, except as noted)

               Consolidated Balance Sheet at March 29, 1998
                and June 29, 1997 (Audited)                              2

               Consolidated Statement of Operations for the
                three and nine months ended March 29, 1998 and
                March 30, 1997                                           3

               Consolidated Statement of Changes in
                Stockholders' Equity for the nine months
                ended March 29, 1998                                     4

               Consolidated Statement of Cash Flows for the
                nine months ended March 29, 1998 and
                March 30, 1997                                          5-6

               Notes to Consolidated Financial Statements               7-11

      Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                     12-21

Part II  Other Information

      Item 6.  Exhibits and Reports on Form 8-K                          22

Signature

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
Page 2
--------------------------------------------------------------------------------

                                                                              March 29,               June 29,
                                                                                 1998                   1997
                                                                             (Unaudited)
                                                                          -------------------    --------------------

Assets

Current assets:
  Cash and cash equivalents                                               $      4,543           $           2,821
  Accounts receivable, net                                                      69,222                      68,538

  Costs and estimated earnings in excess
   of amounts billed on uncompleted contracts                                   60,960                       51,643
  Inventories, net                                                              60,708                       42,198
  Prepaid expenses and other                                                    11,082                        7,051
                                                                         -------------------    --------------------
          Total current assets                                                 206,515                      172,251
  Property, plant and equipment, net                                            67,109                       51,132
  Goodwill, net                                                                184,965                      168,401
  Other assets, net                                                              6,287                        3,412
                                                                         -------------------    --------------------
                                                                         $     464,876          $           395,196
                                                                         -------------------    --------------------
                                                                         -------------------    --------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                                      $          57          $             1,527
  Accounts payable                                                              31,121                       31,353
  Customer advances                                                             30,200                       18,404
  Accrued liabilities                                                           47,432                       29,986
                                                                          -------------------    --------------------
    Total current liabilities                                                  108,810                       81,270
                                                                          -------------------    --------------------
  Long-term debt                                                                68,666                       46,978

  Deferred income taxes                                                          5,472                        6,435

  Other long-term liabilities                                                    5,455                        5,246
                                                                          -------------------    --------------------
     Total long-term obligations                                                79,593                       58,659

  Commitments and contingencies (See Note 9)

     Company-obligated,  mandatorily redeemable convertible
       preferred securities of  subsidiary  DT Capital Trust
       holding  solely  convertible  junior subordinated
       debentures of the Company                                                70,000                       70,000
                                                                          -------------------    --------------------

     Stockholders' Equity:

       Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
       Common stock, $0.01 par value; 100,000,000 shares
          authorized; 11,360,362 and 11,300,875 shares issued
          and outstanding at March 29, 1998 and June 29, 1997,
          respectively                                                             113                         113

       Additional paid-in capital                                              134,389                     133,370

       Retained earnings                                                        72,383                      51,784

       Cumulative translation adjustment                                          (412)                        ---
                                                                          -------------------    --------------------
         Total stockholders' equity                                            206,473                     185,267
                                                                          -------------------    --------------------
                                                                          $    464,876           $         395,196
                                                                          -------------------    --------------------
                           See accompanying Notes to Consolidated Financial Statements.


                               DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
--------------------------------------------------------------------------------

                                                         Three Months Ended                  Nine Months Ended


                                                     March 29,          March 30,        March 29,        March 30,
                                                       1998                1997             1998            1997
                                                  ----------------     -------------    -------------    ------------

Net sales                                         $       132,561           103,359          380,756         286,687

Cost of sales                                              96,054            73,652          277,364         206,545
                                                  ----------------     -------------    -------------    ------------

Gross profit                                               36,507            29,707          103,392          80,142

Selling, general and
  administrative expenses                                  19,680            14,755           55,898          40,105

Loss on sale of assets of Knitting Elements
  division (Note 10)                                        1,383               ---            1,383             ---
                                                  ----------------     -------------    -------------    ------------

Operating income                                           15,444            14,952           46,111          40,037

Interest expense                                            1,546             2,538            5,102           8,825

Dividends on  Company-obligated,
   mandatorily  redeemable  convertible preferred
   securities of subsidiary DT Capital Trust
   holding solely convertible junior subordinated
   debentures of the Company                                1,253               ---            3,759             ---
                                                  ----------------     -------------    -------------    ------------

Income before provision for
   income taxes and
   extraordinary loss                                    12,645            12,414           37,250          31,212

Provision for income taxes                                4,931             5,198           14,773          13,085
                                                  ----------------     -------------    -------------    ------------
Income before extraordinary
   loss                                                   7,714             7,216           22,477          18,127

Extraordinary loss on debt
   refinancing less applicable
   income tax benefits of $800 and $216,
   respectively                                             ---               ---            1,200             324
                                                  ----------------     -------------    -------------    ------------
Net income                                         $      7,714        $    7,216       $   21,277       $  17,803
                                                  ----------------     -------------    -------------    ------------

Basic earnings per common share:

   Income before extraordinary loss                $       0.68        $     0.64       $     1.99       $    1.81

   Extraordinary loss                                       ---               ---             0.11            0.03
                                                  ----------------     -------------    -------------    ------------
   Net income                                      $       0.68        $     0.64       $     1.88       $    1.78
                                                  ----------------     -------------    -------------    ------------

Diluted earnings per common share:

   Income before extraordinary loss                $       0.62        $     0.61       $     1.81       $    1.70

   Extraordinary loss                                       ---               ---             0.09            0.03
                                                  ----------------     -------------    -------------    ------------
   Net income                                      $       0.62        $     0.61       $     1.72       $    1.67
                                                  ----------------     -------------    -------------    ------------

Weighted average common shares outstanding:

   Basic                                             11,341,028        11,267,771       11,321,735      10,033,769

   Diluted                                           13,726,289        11,882,622       13,671,794      10,633,899
                                                  ----------------     -------------    -------------    ------------

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended March 29, 1998
(Dollars in Thousands Except Per Share Data)
Page 4
--------------------------------------------------------------------------------


                                                      Additional                        Cumulative
                                         Common         Paid-In          Retained       Translation
                                         Stock          Capital          Earnings       Adjustment          Total
                                       -----------    ------------     -------------    ------------     ------------

Balance, June 29, 1997                 $      113     $   133,370      $    51,784      $       ---      $  185,267

Exercise of stock options (unaudited)                         909
                                                                                                                909
Payments on stock subscriptions
  receivable (unaudited)                                      110                                               110

Net income for the nine months ended
  March 29, 1998 (unaudited)                                                21,277                           21,277

Cash dividend at $0.02 per common
     share (unaudited)                                                        (678)                            (678)

Cumulative translation adjustment
     (unaudited)                                                                               (412)           (412)
                                       -----------    ------------     -------------    ------------     ------------
Balance, March 29, 1998 (unaudited)    $      113     $   134,389      $    72,383      $      (412)     $  206,473
                                       -----------    ------------     -------------    ------------     ------------

                           See accompanying Notes to Consolidated Financial Statements.


DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
--------------------------------------------------------------------------------


                                                                              Nine months ended        Nine months ended
                                                                                March 29, 1998           March 30, 1997
                                                                             ---------------------    ---------------------

Cash flows from operating activities:
   Net income                                                                $         21,277         $         17,803

Adjustments to reconcile net income to net cash provided (used) by operating activities:

   Depreciation                                                                         6,448                    4,448
   Amortization                                                                         4,157                    3,761
   Deferred income tax provision                                                       (3,613)                    (449)
   Loss on debt refinancing                                                             2,000                      540
   Loss on sale of assets of Knitting Elements division                                 1,383                      ---
   Other                                                                                 (593)                    (235)

(Increase) decrease in current assets, excluding the effect of acquisitions:

    Accounts receivable                                                                11,607                   (5,234)
    Costs and earnings in excess of amounts billed                                     13,423                  (23,738)
    Inventories                                                                       (14,051)                  (9,677)
    Prepaid expenses and other                                                            927                    5,167

Increase (decrease) in current liabilities,
    excluding   the  effect  of acquisitions:

    Accounts payable                                                                   (6,773)                  (9,576)
    Accrued liabilities                                                                  (256)                  (2,668)
    Customer advances                                                                   6,996                   (1,396)
    Other                                                                                (232)                     638
                                                                             ---------------------    ---------------------
    Net cash provided (used) by operating activities                                   42,700                  (20,616)
                                                                             ---------------------    ---------------------
Cash flows from investing activities:

    Capital expenditures                                                              (12,257)                  (8,194)

     Acquisition of the stock of Mid-West Automation Enterprises, Inc.
       and Hansford Manufacturing Corporation, net of cash acquired
       of $21,573                                                                                                 (92,756)

     Acquisition of Lucas Assembly and Test Systems net assets,
          net of cash acquired of $91                                                  (46,721)
                                                                             ---------------------    ---------------------
     Net cash used by investing activities                                             (58,978)               (100,950)
                                                                             ---------------------    ---------------------

                                   (Continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
--------------------------------------------------------------------------------


                                                                              Nine Months Ended        Nine Months Ended
                                                                                March 29, 1998           March 30, 1997
                                                                             ---------------------    ---------------------
Cash flows from financing activities:

   Proceeds from issuance of term debt                                        $            ---         $        96,708

   Payments on borrowings                                                             (49,239)                 (90,151)

   Net borrowings on revolving loans                                                   68,225                   43,805

   Financing costs                                                                       (915)                  (2,472)

   Issuance of common stock                                                               ---                   73,497

   Exercise of stock options                                                              909                      285

   Payments on stock subscriptions receivable                                             110                      ---

   Dividends                                                                             (678)                    (586)
                                                                             ---------------------    ---------------------
   Net cash provided by financing activities                                           18,412                  121,086
                                                                             ---------------------    ---------------------
Effect of exchange rate changes on cash                                                  (412)                     ---
                                                                             ---------------------    ---------------------
Net increase (decrease) in cash                                                         1,722                     (480)

Cash and cash equivalents at beginning of period                                        2,821                    1,210
                                                                             ---------------------    ---------------------
Cash and cash equivalents at end of period                                   $          4,543                      730
                                                                             ---------------------    ---------------------

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

3.   Acquisitions

     On July 29, 1997, the Company completed the acquisition of certain of the net assets of Lucas Assembly and Test Systems (LATS), a division of LucasVarity plc of England, in a transaction accounted for under the purchase method of accounting. LATS, which has been renamed Assembly Technology and Test (ATT), is a designer and manufacturer of integrated assembly and testing systems for automotive OEMs and their tier-one suppliers with manufacturing facilities in the United States, the United Kingdom and Germany. The purchase price of approximately $46,721 was financed by borrowings under the Company's multi-currency revolving credit facility described in Note 4. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of ATT from the date of acquisition.

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

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 8
--------------------------------------------------------------------------------

     The following table sets forth pro forma information for DTI as if the acquisitions of Mid-West, Hansford and ATT had taken place on June 30, 1997 and July 1, 1996, respectively. This information is unaudited and does not purport to represent actual net sales, income before extraordinary loss and earnings per share before extraordinary loss had the acquisitions actually occurred on June 30, 1997 and July 1, 1996.

                                                                                  PRO FORMA INFORMATION
                                                                                     FOR THE PERIODS

                                                                       June 30, 1997                 July 1, 1996
                                                                             to                           to
                                                                       March 29, 1998               March 30, 1997
                                                                  -------------------------     ------------------------

      Net sales                                                    $              390,778       $             387,681

      Income before extraordinary loss                             $               22,562       $              18,988

      Basic earnings per share before extraordinary loss           $                 1.99       $                1.89

      Basic weighted average shares outstanding                                11,321,735                  10,033,769



4.   Financing

     As of March 29, 1998 and June 29, 1997, long-term debt consisted of the following:


                                                                       March 29, 1998                June 29, 1997
                                                                        (Unaudited)
                                                                  -------------------------     ------------------------

      Term loans                                                  $                 10,000       $          30,347

      Revolving loans                                                               58,527                  17,639

      Capital lease obligations and other
        long-term debt                                                                 196                     519
                                                                  -------------------------     ------------------------
                                                                                    68,723                  48,505
      Less - current portion of
        long-term debt                                                                  57                   1,527
                                                                 -------------------------     ------------------------
                                                                   $                68,666       $          46,978
                                                                  -------------------------     ------------------------

     On July 21, 1997, the Company replaced its credit facilities with a $175,000 multi-currency revolving and term credit facility. The multi-currency facility provides a $10,000 Canadian term loan and a $165,000 revolving credit facility, which includes an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions, which the Company was in compliance with at March 29, 1998, and matures in July 2002. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 9
--------------------------------------------------------------------------------

     The Company also maintains a separate revolving credit facility of approximately Canadian $3,000 through its Canadian subsidiary. At March 29, 1998, total borrowings under such facility were approximately Canadian $2,900.

5. Company-Obligated, Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Capital Trust Holding Solely Convertible Junior Subordinated Debentures of the Company (Convertible Preferred Securities)

     On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company which were acquired with the proceeds from the offering as well as the sale of common securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997.

6.    Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which changed the method of computation of earnings per share (EPS). SFAS 128 requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of conversion of the Company's Convertible Preferred Securities and elimination of the related dividends, net of applicable income taxes, plus dilutive potential common shares consisting of certain shares subject to stock options and contingent purchase price payable in common stock related to an acquired business. The dilutive potential common shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. Earnings per share for the three and nine months ended March 30, 1997 have been restated in accordance with SFAS 128.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

7.   Stock option plans

     A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:


                                                                          AVERAGE                   SHARES SUBJECT
                                                                           PRICE                       TO OPTION
                                                                  -------------------------     ------------------------

     Options outstanding at June 29, 1997                          $            17.58                     939,650

     Options granted                                               $            30.06                     219,000

     Options exercised                                             $            15.28                     (59,487)

     Options forfeited                                             $            21.63                     (42,800)
                                                                                                ------------------------
     Options outstanding at March 29, 1998                         $            20.13                   1,056,363
                                                                                                ------------------------
     Exercisable at March 29, 1998                                 $            13.69                     152,613
                                                                                                ------------------------

8.    Supplemental balance sheet information

                                                                       March 29, 1998                June 29, 1997
                                                                        (Unaudited)
                                                                  -------------------------     ------------------------

      Inventories, net:
        Raw materials                                             $            21,476            $          13,117

        Work in process                                                        29,585                       22,053

        Finished goods                                                          9,647                        7,028
                                                                  -------------------------     ------------------------
                                                                  $            60,708            $          42,198
                                                                  -------------------------     ------------------------

      Accrued liabilities:

        Accrued employee compensation and benefits                 $           12,048            $          11,860

        Taxes payable and related reserves                                     10,061                        4,321

           Product liability                                                    1,566                        1,558

           Other                                                               23,757                       12,247
                                                                  -------------------------     ------------------------
                                                                   $           47,432            $          29,986
                                                                  -------------------------     ------------------------

9.    Commitments and contingencies

     The Company is a party to certain lawsuits involving employee matters, product liability and other matters. Management and legal counsel do not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     As part of the H.G. Kalish Inc. (Kalish) and Swiftpack Automation Ltd. (Swiftpack) acquisitions, DTI has agreed to make additional payments of up to $3,000 and $4,700, respectively, to the sellers. The amount of the additional purchase prices will be determined by formulae based on the earnings of the acquired businesses. The additional purchase price specified within the Kalish agreement, based on earnings for the three years after closing of the acquisition, may be paid in DTI stock at the Company's option. Any additional purchase price specified within the Swiftpack agreement is payable in cash. Any additional purchase price paid is expected to result in additional goodwill related to these acquisitions.

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

10. Sale of assets of Knitting Elements division

     On May 1, 1998, subsequent to the end of the quarter, the Company completed the sale of substantially all of the assets of its non-core Knitting Elements division of Detroit Tool Metal Products Co., a wholly owned subsidiary of DT Industries, Inc., for $9.4 million. The loss on the sale estimated to be $1.4 million was recorded in the third quarter 1998 results. The loss, net of the estimated tax benefit, reduced diluted earnings per share by $0.06.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------

GENERAL OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and nine months ended March 29, 1998, compared to the three and nine months ended March 30, 1997, respectively. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997.

     In fiscal year 1997, the Company acquired the stock of Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford). During the nine months ended March 29, 1998, the Company acquired the assets of Lucas Assembly and Test Systems (LATS). LATS was renamed Assembly Technology & Test (ATT). The acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to accelerate the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------

     Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources" and "Backlog" includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its business, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those anticipated in any forward-looking statement as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, delays in effectively correcting production inefficiencies and inadequate capacities and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and Fluctuations in Quarterly Results"; and in the Corporation's other filings with the Securities and Exchange Commission, including its registration statement on Form S-3 (Registration No. 333-30909) and prospectus dated September 2, 1997, including the section therein entitled "Risk Factors".

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                         Three Months Ended                  Nine Months Ended

                                                     March 29,            March 30,        March 29,      March 30,
                                                       1998                1997             1998            1997
                                                  ----------------     -------------    -------------    ------------

       Net sales                                           100.0%           100.0%           100.0%         100.0%

       Cost of sales                                         72.5            71.3             72.8           72.0
                                                  ----------------     -------------    -------------    ------------
       Gross profit                                          27.5            28.7             27.2           28.0

       Selling, general and
            administrative expenses                          14.8            14.3             14.7           14.0

       Loss on sale of assets of Knitting
            Elements division                                 1.0             ---              0.4            ---
                                                  ----------------     -------------    -------------    ------------
       Operating income                                      11.7            14.4             12.1           14.0

       Interest expense                                       1.2             2.4              1.3            3.1

       Dividends on Company-obligated,
           mandatorily redeemable
           convertible      preferred
           securities of subsidiary DT
           Capital Trust                                      1.0             ---              1.0            ---
                                                  ----------------     -------------    -------------    ------------

       Income before provision
            for income taxes and
            extraordinary loss                                9.5            12.0              9.8           10.9

       Provision for income taxes                             3.7             5.0              3.9            4.6
                                                  ----------------     -------------    -------------    ------------

       Income before extraordinary
            loss                                              5.8             7.0              5.9            6.3

       Extraordinary loss on debt
            refinancing                                       ---             ---              0.3            0.1
                                                  ================     =============    =============    ============
       Net income                                             5.8%            7.0%             5.6%           6.2%
                                                  ================     =============    =============    ============



DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------

                        THREE MONTHS ENDED MARCH 29, 1998
                  COMPARED TO THREE MONTHS ENDED MARCH 30, 1997

NET SALES

     Consolidated net sales increased $29.2 million, or 28.3%, to $132.6 million for the three months ended March 29, 1998 from $103.4 million for the three months ended March 30, 1997. The increase in sales can be attributed to the incremental sales of ATT which was acquired in July 1997 and an increase in sales from existing businesses of $2.2 million or 2.2%.

     Sales by the Special Machines segment increased $29.3 million due to an increase in sales from existing businesses of $2.3 million, or 2.7%, over the third quarter of fiscal 1997 and $27.0 million in incremental sales from recently-acquired businesses. Existing Special Machines segment sales reflected strong quarter sales of packaging systems, including thermoforming and extrusion systems and tablet packaging lines. Sales of assembly automation systems were down slightly from the prior year reflecting lower revenues from an electronics industry customer substantially offset by strong welding systems and build to print machine sales. The order activity with this significant electronics customer is expected to remain soft in the near term.

     Sales by the Components segment, which were substantially equal to the prior year's quarter, reflect the continued growth in sales to customers in the agricultural equipment and transportation industries offset by the reduction in sales to customers in other industries.

GROSS PROFIT

     Gross profit increased $6.8 million, or 22.9%, to $36.5 million for the three months ended March 29, 1998 from $29.7 million for the three months ended March 30, 1997, as a result of the sales increases discussed above. The gross margin decreased to 27.5% from 28.7% partially reflecting the acquisition of ATT, whose margins are below the Company's historical levels. Excluding the ATT acquisition, gross margin for the Company declined to 28.0% primarily reflecting an unfavorable product mix in the Special Machines segment and continuing production inefficiencies in the Components segment. The Company has taken steps to bolster operating management and implement systems and processes to improve productivity and profitability at the Components business.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

     SG&A expenses increased $4.9 million, or 33.4%, to $19.7 million for the three months ended March 29, 1998 from $14.8 million for the three months ended March 30, 1997. The increase was primarily due to the recent acquisition of ATT, with the remaining increase largely associated with the overall growth of the Company, depreciation and sales commissions. As a percentage of consolidated net sales, SG&A expenses increased to 14.8% from 14.3%.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------

LOSS ON THE SALE OF ASSETS OF KNITTING ELEMENTS DIVISION

     On May 1, 1998, the Company sold substantially all of the assets of its non-core Knitting Elements division for $9.4 million. DTI incurred a non-recurring, non-cash operating charge of $1.4 million related to the sale. The loss, net of the estimated tax benefit, lowered diluted earnings per share by $0.06.

OPERATING INCOME

     Operating income increased $0.5 million, or 3.3%, to $15.4 million for the three months ended March 29, 1998 from $14.9 million for the three months ended March 30, 1997, as a result of the factors noted above. Excluding the Knitting Elements divestiture, the operating margin decreased to 12.7% from 14.4% in the prior year as a result of the lower operating margins of ATT and the factors noted above.

INTEREST EXPENSE

     Interest expense decreased to $1.5 million for the three months ended March 29, 1998 from $2.5 million for the three months ended March 30, 1997. The decrease in interest expense is primarily the result of the Convertible Preferred Securities (defined below) offering in June 1997 which allowed the Company to retire debt.

DIVIDENDS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST

     Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust (Convertible Preferred Securities) were $1.3 million for the three months ended March 29, 1998. The Convertible Preferred Securities offering was completed in June 1997.

INCOME TAXES

     Provision for income taxes decreased to $4.9 million for the three months ended March 29, 1998 from $5.2 million for the three months ended March 30, 1997, reflecting an effective tax rate of approximately 39.0% and 41.9% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.

NET INCOME

     Net income increased to $7.7 million for the three months ended March 29, 1998 from $7.2 million for the three months ended March 30, 1997 as a result of the factors noted above. Diluted earnings per share were $0.62 for the three months ended March 29, 1998 versus $0.61 for the three months ended March 30, 1997. On a diluted basis, the weighted average number of common and dilutive potential common shares outstanding for the three months ended March 29, 1998 was 13,726,289 versus 11,882,622 for the three months ended March 30, 1997. The increase is primarily the result of the Convertible Preferred Securities offering in June 1997. Basic earnings per share were $0.68 for the three months ended March 29, 1998 compared to $0.64 for the three months ended March 30, 1997. The basic weighted average common shares outstanding for the three months ended March 29, 1998 were 11,341,028 versus 11,267,771 for the three months ended March 30, 1997. The increase is primarily the result of stock option exercises. Prior year earnings per share and weighted average common and dilutive potential common shares outstanding have been restated to reflect Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share."

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------

                        NINE MONTHS ENDED MARCH 29, 1998
                  COMPARED TO NINE MONTHS ENDED MARCH 30, 1997

NET SALES

     Consolidated net sales increased $94.1 million, or 32.8%, to $380.8 million for the nine months ended March 29, 1998 from $286.7 million for the nine months ended March 30, 1997. Of the $94.1 million increase in sales, $79.5 million was due to the incremental sales of recently acquired businesses, with the remaining $14.6 million, or 5.1%, relating to increased sales from existing businesses. Recently acquired businesses include Hansford in September 1996 and ATT in July 1997.

     Sales by the Special Machines segment increased $91.6 million and sales by the Components segment increased $2.5 million. The increase in sales by the Special Machines segment was due to an increase in sales from existing businesses of $12.1 million, or 4.8%, over the nine months of fiscal 1997 and $79.5 million in incremental sales from recently acquired businesses. Existing Special Machines segment sales reflected strong year to date sales of packaging systems, including thermoforming and extrusion systems and tablet packaging lines. Sales of assembly automation systems were up slightly from the prior year reflecting strong welding systems and custom medium speed assembly systems sales partially offset by lower sales to a significant customer in the electronics industry.

     The increase in sales by the Components segment of $2.5 million, or 7.3%, for the nine month period resulted primarily from strong sales of parts to customers in the transportation industry and the agricultural equipment industry. This increase in sales was partially offset by the reduction in sales to customers in other industries.

GROSS PROFIT

     Gross profit increased $23.3 million, or 29.0%, to $103.4 million for the nine months ended March 29, 1998 from $80.1 million for the nine months ended March 30, 1997, as a result of the sales increases discussed above. The gross margin decreased to 27.2% from 28.0%. Gross margin exclusive of acquired operations was unchanged at 28.0%, reflecting improvement in the Special Machines segment gross margin offset by a lower gross margin for the Components segment.

     The increase in gross margin for the Special Machines segment reflects margin improvement resulting from implementation of project management systems and several large duplicate systems having been manufactured during the current year with favorable margins.

     The Components segment's gross margin continues to remain below historical levels as a result of production inefficiencies. The Company continues to take steps to bolster operating management and implement systems and processes to improve productivity and profitability.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATION ("SG&A") EXPENSES

     SG&A expenses increased $15.8 million, or 39.4%, to $55.9 million for the nine months ended March 29, 1998 from $40.1 million for the nine months ended March 30, 1997. The increase was primarily due to recent acquisitions, with the remaining increase largely associated with the overall grwoth of the Company, depreciation and sales commissions. As a percentage of consolidated net sales, SG&A expenses increased to 14.7% from 14.0%.

LOSS ON THE SALE OF ASSETS OF KNITTING ELEMENTS DIVISION

     On May 1, 1998, the Company sold substantially all of the assets of its non-core Knitting Elements division for $9.4 million. DTI incurred a non-recurring, non-cash operating charge of $1.4 million related to the sale. The loss, net of the estimated tax benefit, lowered diluted earnings per share by $0.06.

OPERATING INCOME

     Operating income increased $6.1 million, or 15.2%, to $46.1 million for the nine months ended March 29, 1998 from $40.0 million for the nine months ended March 30, 1997, as a result of the factors noted above. Excluding the Knitting Elements divestiture, the operating margin decreased to 12.5% from 14.0% in the prior year as a result of the lower operating margins of recently acquired businesses and factors discussed above.

INTEREST EXPENSE

     Interest expense decreased to $5.1 million for the nine months ended March 29, 1998 from $8.8 million for the nine months ended March 30, 1997. The decrease in interest expense is primarily the result of the common stock offering in November 1996 and the Convertible Preferred Securities offering in June 1997 which allowed the Company to retire debt.

DIVIDENDS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST

     Dividends on Convertible Preferred Securities were $3.8 million for the nine months ended March 29, 1998.

INCOME TAXES

     Provision for income taxes increased to $14.8 million for the nine months ended March 29, 1998 from $13.1 million for the nine months ended March 30, 1997, reflecting an effective tax rate of approximately 39.7% and 41.9% for each period, respectively. This rate differs from statutory rates due to permanent differences primarily related to non-deductible goodwill amortization on certain acquisitions.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

NET INCOME, EXTRAORDINARY LOSS AND EARNINGS PER SHARE

     Income before extraordinary loss increased to $22.5 million for the nine months ended March 29, 1998 from $18.1 million for the nine months ended March 30, 1997 as a result of the factors noted above. An extraordinary loss was recognized for costs incurred of $2.0 million, less applicable income tax benefits of $0.8 million in July 1997 and costs incurred of $0.5 million, less applicable income tax benefits of $0.2 million in July 1996, related to the extinguishment and refinancing of debt by the Company. As a result, net income was $21.3 million for the nine months ended March 29, 1998 versus $17.8 million for the nine months ended March 30, 1997. Diluted earnings per share before the extraordinary loss were $1.81 for the nine months ended March 29, 1998 versus $1.70 for the nine months ended March 30, 1997. After the extraordinary loss, diluted earnings per share were $1.72 and $1.67 for the nine months ended March 29, 1998 and March 30, 1997, respectively. On a diluted basis, weighted average shares outstanding for the nine months ended March 29, 1998 were 13,671,794 versus 10,633,899 for the nine months ended March 30, 1997. The increase in weighted average common and dilutive potential common shares outstanding reflects the 2,250,000 shares of common stock issued in a public offering in November 1996 and the assumed conversion of the Convertible Preferred Securities. Basic earnings per share before the extraordinary loss were $1.99 for the nine months ended March 29, 1998 versus $1.81 for the nine months ended March 30, 1997. After the extraordinary loss, basic earnings per share were $1.88 and $1.78 for the nine months ended March 29, 1998 and March 30, 1997, respectively. The basic weighted average common shares outstanding for the nine months ended March 29, 1998 were 11,321,735 versus 10,033,769 for the nine months ended March 30, 1997. The increase is primarily the result of the 2,250,000 shares of common stock issued in a public offering in November 1996. Prior year earnings per share and weighted average common and dilutive potential common shares outstanding have been restated to reflect SFAS 128.

LIQUIDITY AND CAPITAL RESOURCES

     Net income plus non-cash operating charges provided $31.1 million of operating cash flow for the nine months ended March 29, 1998. Net decreases in working capital balances provided operating cash of $11.6 million, resulting in net cash provided by operating activities of $42.7 million for the nine months ended March 29, 1998. The reduction in working capital from June 29, 1997 reflects the manufacturing activity within the assembly systems and packaging businesses. Several large dollar value, longer lead time assembly systems have shipped. Also, the Company has experienced a move towards smaller assembly systems projects requiring a smaller average working capital investment. These situations resulted in the lower accounts receivable and costs and earnings in excess of amounts billed balances. On the other hand, the growth in the packaging businesses has required the increased investment in inventory levels. This increased working capital investment was partially offset by increased customer advances, a result of the increased order activity.

     During the nine months ended March 29, 1998, financing activities generated $18.4 million, including an increase in net borrowings and $1.0 million received from the exercise of stock options and payments on stock subscriptions. Operating activities as discussed above generated $42.7 million. These funds were used primarily to finance the acquisition of ATT for $46.7 million, net of cash acquired, pay dividends of $0.7 million and finance capital expenditures of $12.3 million. The Company incurred $0.9 million of financing costs in renegotiating its credit facility in July 1997 as discussed below.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 19
--------------------------------------------------------------------------------
     During the nine months ended March 30, 1997, net cash used by operating activities was $20.6 million. Net income plus non-cash operating charges provided $25.9 million of operating cash flow. A net unfavorable change in working capital balances resulted in cash used of $46.5 million primarily due to an increase in costs and earnings in excess of amounts billed of $23.7 million and a $9.7 million increase in inventories. The increase resulted from the increased manufacturing activity occurring in the Special Machines segment including several large dollar value longer lead-time projects which did not provide for advance or progress billings.

     During the nine months ended March 30, 1997, net cash of $121.1 million was provided by financing activities and used primarily to fund the acquisitions of Mid-West and Hansford for $92.8 million, net of cash acquired. The net cash provided by financing activities was also used to finance capital expenditures of $8.2 million, pay dividends of $0.6 million and fund working capital requirements. Financing activities consisted of the renegotiation of the Company's credit facility and the issuance of 2,250,000 shares of common stock in a public offering in November 1996. The Company incurred $2.5 million of financing costs in conjunction with the renegotiation of the credit facility.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts.

     On July 21, 1997, the Company replaced the Second Amended and Restated Credit Facilities Agreement and the foreign currency denominated term facility which were outstanding at that time with a $175 million multi-currency revolving and term credit facility. The multi-currency facility provides a $10 million Canadian term loan and a $165 million revolving credit facility, which includes an approximate $80 million sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of the Company) plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of the Company's corporate debt. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of the Company. The agreement contains certain financial and other covenants and restrictions and matures in July 2002. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1.2 million attributable to the write-off of $2.0 million of unamortized deferred financing fees, net of related $0.8 million tax benefit. The acquisition of certain of the net assets of LATS, a division of LucasVarity plc of England, on July 29, 1997 was financed by borrowings under the new multi-currency revolving credit facility.

     The Company also maintains revolving credit facility of approximately Canadian $3.0 million through its Canadian subsidiary. At March 29, 1998, total borrowings under such facility were approximately Canadian $2.9 million.

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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 20
--------------------------------------------------------------------------------

     On May 1, 1998, the Company sold substantially all of the assets of its non-core Knitting Elements division for $9.4 million. Proceeds of the sale were used to reduce outstanding indebtedness.

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

     The Company paid quarterly cash dividends of $0.02 per share on September 15, 1997, December 5, 1997 and March 14, 1998 to stockholders of record on September 2, 1997, November 28, 1997 and February 27, 1998, respectively.

     Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.

BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of March 29, 1998, the Company had $239.4 million of orders in backlog, which compares to a backlog of approximately $180.2 million as of March 30, 1997. The acquisition of ATT increased the backlog $68.3 million at March 29, 1998 in comparison to March 30, 1997.

     The backlog for the Special Machines segment at March 29, 1998 was $230.7 million, an increase of $60.4 million from a year ago. Excluding the acquisition effect of ATT, the Special Machines segment backlog decreased $8.0 million, or 4.7%, primarily as a result of the drop in orders with certain electronics customers.

     Backlog for the Components segment decreased $1.1 million, or 11.0%, to $8.7 million from the $9.8 million backlog a year ago. The lower Components segment backlog is a result of the Company's efforts to discontinue production of certain low margin parts, including certain customers who had placed orders equal to twelve months production.

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


YEAR 2000 COMPLIANCE

     The Company utilizes software and related computer technologies essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established a plan, utilizing internal and external resources, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company is presently in the assessment phase of its year 2000 plan which includes surveying the Company's suppliers, vendors and service providers for year 2000 compliance. The
     Company's plan for remediation includes a combination of repair and replacement of affected systems. For substantially all of the Company's internal systems, this remediation is an incidental consequence of the ongoing implementation of a new integrated core business system. The
     Company expects that all critical systems will be year 2000 compliant by December 31, 1999. As the Company is presently in the assessment phase of its year 2000 plan, the costs of remediation cannot be quantified at this time. The cost of implementation of an integrated core business system which is year 2000 compliant has been included in the Company's capital expenditures plan. The Company is diligently quantifying issues and developing contingency sources to mitigate the risks associated with interruptions in its supply chain due to Year 2000 problems. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, its supply chain or from customer product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operation.

DT INDUSTRIES, INC.

PART II.  Other Information
Page 22
--------------------------------------------------------------------------------

ITEM 6.           Exhibits and Reports on Form 8-K

                  Exhibit 10 - First  Amendment to Fourth  Amended and
                               Restated Credit Facilities Agreement,  dated
                               as of December 31, 1997, among  NationsBank,
                               N.A.,   as    Administrative    Agent,   and
                               NationsBank, N.A. and the other Lenders listed therein, and DT Industries, Inc. and the other Borrowers listed therein.

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


                                          DT INDUSTRIES, INC.




Date:      May 12, 1998                    /s/ Bruce P. Erdel
         -------------------------        -----------------------------------
                                                  (Signature)
                                          Bruce P. Erdel
                                          Vice President - Finance and Secretary
                                          (Principal Financing and Accounting
                                          Officer)