Form 10-K
period 1998-06-28
DT INDUSTRIES INC
filed 1998-09-25
CIK 918999

================================================================================
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 28, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                         Commission File Number 0-23400

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

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
       Title of each class                                  on which registered
       -------------------                                  -------------------
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
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X  .
          -----

     As of September 14, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $203,114,078 (based on the closing sales price, on such date, of $20.125 per share).

     As of September 14, 1998, there were 10,243,474 shares of common stock, $0.01 par value outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
          Proxy Statement Dated September 28, 1998 (portion)(Part III).
      Annual Report to Shareholders for the Fiscal Year Ended June 28, 1998
                        (portion) (Parts I, II and IV).
================================================================================

                               DT INDUSTRIES, INC.
                               INDEX TO FORM 10-K


                                                                            Page

                                     Part I

Item 1.        Business...................................................     1

Item 2.        Properties.................................................    11

Item 3.        Legal Proceedings..........................................    12

Item 4.        Submission of Matters to a Vote of Security Holders........    12

               Information Regarding Forward Looking Statements...........    12


                                     Part II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters........................................    13

Item 6.        Selected Financial Data....................................    13

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    13

Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risk ...............................................    13

Item 8.        Financial Statements and Supplementary Data................    13

Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................    13

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant.........    14

Item 11.       Executive Compensation.....................................    14

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.................................................    14

Item 13.       Certain Relationships and Related Transactions.............    14

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K...................................................    15

                                     PART I


ITEM 1.   BUSINESS

GENERAL

     DT Industries, Inc. (together with its subsidiaries, the "Company" or "DTI") is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. The Company is the largest manufacturer of integrated assembly and test systems for discrete parts, as well as integrated tablet packaging and processing systems, in North America. Substantial growth opportunities are believed to be provided by certain trends among its customers, including increased emphasis on manufacturing productivity and flexibility, concurrent engineering of products and assembly systems, globalization of manufacturing and markets, vendor rationalization and outsourcing. To capitalize on these trends, DTI has implemented a business strategy to provide, develop and acquire complementary technologies and capabilities to supply customers with integrated processing, assembly, testing and packaging systems for their products. As part of this strategy, the Company seeks to cross-sell the products produced by acquired companies through its larger company-wide sales force providing for greater geographic and customer coverage. The Company operates in two business segments: Special Machines and Components. Through acquisitions, internal growth and product development, the Company's Special Machines business has grown from consolidated net sales of $28.5 million in the fiscal year ended June 30, 1993 to fiscal 1998 consolidated net sales of $471.8 million. In addition, the Company's Components business, which produces precision metal components for a broad range of industrial applications, has grown from consolidated net sales of $22.1 million in fiscal 1993 to consolidated net sales of $47.5 million in fiscal 1998.

     Due to the significant acquisitions in recent years by the Special Machines segment and the sale of the Knitting Elements division in fiscal 1998, as of and for the fiscal year ended June 28, 1998, the Components segment has become less significant to the Company as a whole and no longer qualifies for separate disclosure as specified by Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company has included certain separate disclosures for the Components segment in the fiscal 1998 consolidated financial statements to enhance comparability with prior periods.

     SPECIAL MACHINES SEGMENT. The Special Machines segment's products are used in the electronics, automotive, pharmaceutical, nutritional, consumer products, tire, electrical components, appliance, plastics, medical devices, hardware, cosmetics and many other industries. Sales of these products also produce a stream of recurring revenues from replacement parts and service as the Company's substantial installed base of equipment is maintained and upgraded over time. The Special Machines segment, which accounted for approximately 91% of the Company's consolidated fiscal 1998 net sales, consists of two groups: DT Automation and DT Packaging. Each group offers a class of products and services that complement one another in terms of markets, engineering requirements, product needs and systems capabilities.

     DT Automation. DT Automation designs and builds a complete line of integrated automated assembly and testing systems. Integrated systems combine a variety of manufacturing technologies into a complete automated manufacturing system. Core capabilities of DT Automation include systems integration, medium/high speed indexing, synchronous/non-synchronous assembly, flexible/reconfigurable assembly, high speed precision assembly, build-to-print, material handling, cell control/data collection, lean manufacturing, precision tools and dies, micron assembly, automated welding systems and large thermoforming systems. The Company is the largest manufacturer of integrated assembly and test systems for discrete parts in North America.

     DT  Packaging.  DT Packaging  designs and builds  proprietary  machines and integrated systems used to perform processing and packaging tasks. Core capabilities of DT Packaging include the design and manufacture of thermoforming, blister packaging and foam extrusion systems, liquid filling systems and a complete line of tablet processing and packaging systems. The Company is the largest manufacturer of integrated tablet processing and packaging systems in North America.

     COMPONENTS SEGMENT. The Components segment, which accounted for approximately 9% of consolidated fiscal 1998 net sales, stamps and fabricates a range of standard and custom metal components for the broad range of industries including heavy trucking, agricultural equipment, appliance, recreational products, and other consumer products.

     The following table summarizes the acquisitions made by the Company, segregated by business segment and core business group:

ACQUISITION                              DATE               BUSINESS
-----------                              ----               --------
Special Machines Segment

  DT Automation:

    Peer Division of Teledyne,           July 1992          Designer and manufacturer of resistance and arc
      Inc. ("Peer")                                         welding systems and related parts

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

    Advanced Assembly                    August 1994        Designer, manufacturer and integrator of
      Automation, Inc. ("AAA")                              automated production and testing systems

    Assembly Machines, Inc.              January 1996       Manufacturer of high-speed assembly systems
      ("AMI")

    Mid-West Automation Enterprises,     July 1996          Designer and manufacturer of integrated precision
      Inc. ("Mid-West")                                     assembly systems

    Hansford Manufacturing               September 1996     Designer and manufacturer of integrated precision
      Corporation ("Hansford")                              assembly systems

    Assembly Technology & Test, Inc.     July 1997          Designer, manufacturer and integrator of
      ("ATT"), previously Lucas                             automated production and testing systems
      Assembly & Test Systems

  DT Packaging:

    Sencorp Systems, Inc. ("Sencorp")    August 1993        Designer and manufacturer of plastics processing
                                                            and packaging equipment, systems and related parts

    Stokes-Merrill, Inc.                 December 1993      Designer and manufacturer of rotary presses,
      ("Stokes-Merrill")                                    tablet counting equipment and related parts

    Lakso Division of Package            February 1995      Designer and manufacturer of automated packaging
      Machinery Company ("Lakso")                           machinery, systems and related parts

    Armac Industries, Co. ("Armac")      February 1995      Designer and manufacturer of plastics processing
                                                            and packaging equipment

    H.G. Kalish Inc. ("Kalish")          August 1995        Designer, manufacturer and integrator of liquid
                                                            filling and tablet packaging systems

    Swiftpack Automation Limited         November 1995      Designer and manufacturer of packaging equipment,
      ("Swiftpack")                                         primarily electronic counters

    Scheu & Kniss, Inc. ("S&K")          August 1998        Manufacturer of tablet press replacement parts
                                                            and rebuild services

Components Segment

  Detroit Tool Metal Products Co.        August 1992        Manufacturer of custom stamped metal components
    ("DTMP")

     On May 1, 1998, the Company completed the sale of substantially all of the assets of its non-core Knitting Elements division for $9.4 million. The division was comprised of assets acquired from F. J. Potter Co., Inc. in August 1992, and from Arrow Precision Elements, Inc. in September 1995.

     In August 1998, the Company completed the acquisition of certain of the net assets of Scheu & Kniss, Inc., a Louisville, Kentucky based manufacturer of tablet press replacement parts and rebuild services serving primarily the pharmaceutical, nutritional, battery and confectionery industries. The purchase price of approximately $10.2 million was primarily financed by borrowings under the Company's revolving credit facility. Annualized sales of Scheu & Kniss approximate $7.5 million.

     The Company is a Delaware corporation organized in January 1993 and the successor to Peer Corporation, Detroit Tool Group, Inc. ("DTG") and Detroit Tool and Engineering Company. Peer Corporation was organized in June 1992 to acquire the Peer Division of Teledyne, Inc. and the stock of DTG, the sole stockholder of DTE and DTMP. Through the acquisitions described above, internal growth and product development, the Company has grown from consolidated net sales of $50.6 million in fiscal 1993 to $519.3 million in fiscal 1998.

     The Company's  principal executive offices are located at 1949 E. Sunshine,
Suite  2-300,   Springfield,   Missouri   65804  and  its  telephone  number  is
(417) 890-0102.


BUSINESS STRATEGY

     The business strategy of DTI is to provide, develop and acquire complementary technologies and capabilities to supply customers with integrated assembly, testing and packaging systems for their products. DTI's goal is to become the premier provider of engineered solutions. The Company expects to achieve this goal by designing and delivering on-time, innovative solutions which meet or exceed our customers' expectations while continuously improving quality, service and cost. Key elements of the Company's strategy include the following:

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

     Product Line Expansion. Through acquisitions, product license arrangements and strategic alliances, the Company has increased, and plans to continue to increase, its engineering capabilities and product offerings. DT Packaging has the capability to provide customers with fully integrated tablet processing and packaging systems. DT Automation has increased its assembly systems capabilities as more fully described in "Markets and Products" below. The Company's objective is to provide customers with integrated automation solutions and systems integration expertise, rather than single use equipment. The Company also uses its engineering expertise and manufacturing capability to develop new products and technology for markets the Company currently serves and to provide entree into new markets.

     Cross-Selling. Substantial cross-selling opportunities exist across the product lines of the Special Machines segment. As the Company implements its acquisition strategy and integrates acquired operations, it is able to expand its product offerings and customer base. Since the inception of the Company's cross-selling program four years ago, over $110 million in projects have been developed through cross-selling. The Company expects this growth to continue as a result of new opportunities created through the awareness and expansion of its customer base.

     Leverage Engineering and Manufacturing Capabilities. The Company's engineering strategy is to satisfy the growing demand for small, medium and large complex, integrated automation solutions by utilizing the versatile engineering expertise of its Special Machines businesses. The Company expects to continue to acquire engineering and design expertise through acquisitions and licensing arrangements. The Company intends to utilize its manufacturing capacity and engineering capabilities fully by directing work to facilities with specific capabilities and manufacturing strengths to best meet the customer's needs.

     International Expansion. The Company seeks to increase its international sales through strategic alliances, international agents, foreign offices and acquisitions. The Company acquired Canada-based Kalish, and the United Kingdom-based Swiftpack during fiscal 1996, significantly enhancing its international packaging presence. Also, continued international sales growth by DT Packaging has resulted from the strategic alliance with Davis Standard Corporation for the sales of foam extrusion systems. In fiscal 1997, DT Automation continued to expand its international presence by forming an alliance with a subsidiary of Claas KGaA opening a sales and service office in Beelen, Germany. This alliance also allows the Company to market Claas KGaA's highly regarded automation systems to the Company's existing customer base. The July 1997 acquisition of ATT provided DT Automation a stronger international presence with manufacturing facilities in the United Kingdom and Germany, as well as the United States. International sales accounted for approximately 35% of consolidated net sales in fiscal 1998.

     Continuous Improvement. In 1998 the Company launched a comprehensive Continuous Improvement program based upon organizational values, core competencies, vision, mission, and key performance indicators throughout the organization. At the center of this continuous improvement program are key DTI values of customer satisfaction, employee growth and respect, individual and corporate integrity, innovative technology, global teamwork, environmental and community responsibility and growth of shareholder value. The Company has identified key performance indicators at all of its operating units which directly relate to these values. The Company will measure the success of the Continuous Improvement Program by monitoring these indicators. These performance indicators include: improved quality, shorter lead times, improved on-time delivery, continuous cost reduction and better communications.


MARKETS AND PRODUCTS

     SPECIAL MACHINES. The Special Machines segment designs and builds a complete line of automated production systems used to manufacture, test or package products for a range of industries, including electronics, automotive, pharmaceutical, nutritional, consumer products, tire, electrical components, appliance, plastics, medical devices, hardware, cosmetics and many others. The Company also manufactures custom production equipment for specific customer applications, proprietary machines for specific industrial applications and integrated systems which may combine features of custom and proprietary equipment. The Special Machines segment consists of two core business groups: DT Automation and DT Packaging.

     DT AUTOMATION. DT Automation designs and builds a complete line of automated assembly and test systems, special machines and large complex dies. Sales from DT Automation accounted for approximately 68%, 63% and 45% of consolidated net sales for fiscal 1998, 1997, and 1996, respectively.

     Integrated Systems. Integrated systems combine a wide variety of manufacturing technologies into a complete automated manufacturing system. Utilizing advanced computers, robotics, vision systems and other technologies, the Company provides a variety of capabilities including systems integration, medium/high speed indexing, synchronous/non-synchronous assembly, flexible/reconfigurable assembly, high speed precision assembly, build-to-print, material handling, cell control/data collection, lean manufacturing, precision tools and dies, micron assembly, automated welding systems and large thermoforming systems for the electronics, automotive, appliance, electrical components, and hardware industries. The Company offers this variety of integrated systems for small or large, custom or standard automation applications. The standardized automation applications utilize various machine platforms and proprietary modular building blocks in carousel, in-line and rotary assembly systems, all of which facilitate time-sensitive, concurrent engineering projects where changes in tooling and processes can occur in an advanced stage of system design.

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

     Material Handling. The Company builds an automated electrified monorail product offered in various capacity ranges from light weight systems to systems transporting products weighing up to 8,800 pounds. This product can be applied to a variety of material handling applications ranging from delivery systems for the food industry to manufacturing processes involving manual and automation interfaces for engine assembly and testing. The benefits of this product include providing a clean, quiet, controlled transport with the flexibility to operate in a variety of processes and production rates.

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

     DT PACKAGING. The DT Packaging group designs and builds proprietary machines and integrated systems which are marketed under individual brand names and manufactured for specific industrial applications using designs owned or licensed by the Company. Although these machines are generally cataloged as specific models, they are usually modified for specific customer requirements and often combined with other machines into integrated systems. Many customers also request additional accessories and features which typically generate higher revenues and enhanced profit opportunities. DT Packaging products include thermoformers, blister packaging systems, extrusion systems, rotary presses and complete integrated packaging systems. Packaging systems include: bottle unscrambling, electronic and slat tablet counting/filling, cottoning, sealing and capping, labeling, collating, cartoning, and liquid and tube filling. The Company believes this equipment maintains a strong reputation among its customers for quality, reliability and ease of operation and maintenance. The Company also sells replacement parts and accessories for its substantial installed base of machines. Sales from DT Packaging accounted for approximately 23%, 25% and 37% of consolidated net sales for fiscal 1998, 1997 and 1996, respectively.

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

     Packaging Systems. The Company designs, manufactures and distributes a complete line of products utilized for packaging, liquid filling or tube filling applications. The equipment manufactured by the Company, which includes bottle unscramblers, slat counters, electronic counters, liquid fillers, cottoners, cappers and labelers, collators and cartoners, can be sold as an integrated system or individual units. These machines are marketed under the brand names of Kalish(TM), Lakso(R), Merrill(R) and Swiftpack(TM) and are primarily delivered to customers in the pharmaceutical, nutritional, food, cosmetic, toy and chemical industries.

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

     COMPONENTS. The Company's Components segment produces custom and precision components for the heavy trucking, agricultural equipment, appliance, and electrical industries. Sales from Components accounted for approximately 9%, 12% and 18% of consolidated net sales for fiscal 1998, 1997 and 1996, respectively. The Company completed the sale of substantially all of the assets of its Knitting Elements division in May 1998 for $9.4 million.

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


MARKETING AND DISTRIBUTION

     SPECIAL MACHINES. The Company's special machines and systems are sold primarily through the Company's approximately 75 person direct sales force and to a lesser extent through manufacturers' representatives and agents. Sales of special machines and integrated systems require the Company's sales personnel to have a high degree of technical expertise and extensive knowledge of the industry served. The Company's sales force consists of specialists in each primary market in which the Company's special machines are sold. Each operating unit has a sales force experienced in the marketing of the equipment historically produced by each respective business. The Company believes that cross-selling among the members of the Special Machines segment and integration of proprietary technology and custom equipment into total production automation systems for selected industries provide the Company with expanded sales opportunities.

     The Company's special machines are sold throughout the world by more than 80 manufacturers' representatives and sales agents in nearly 50 countries. The Company has sales and service offices in China, Canada, England and Germany. International sales continue to grow as the business grows and more resources are focused in the international arena. International sales were approximately 35% of consolidated net sales for fiscal 1998 compared to 30% and 22% of consolidated net sales in fiscal 1997 and fiscal 1996, respectively.

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

     DT AUTOMATION. Integrated systems to assemble and test various products are designed and manufactured at the Company's facilities in Illinois, Michigan, New York, Ohio, Pennsylvania, the United Kingdom and Germany where manufacturing activity primarily consists of fabrication and assembly and, to a lesser extent, machining. The facilities in Missouri house the machining, assembly and test operations primarily used in the manufacture of tools and dies, custom special machines, thermoforming and certain other integrated systems. Facilities in Michigan and the United Kingdom manufacture the material handling systems. Another facility in Michigan houses the machining, assembly and test operations used in the manufacture of resistance welding equipment and systems. A number of manufacturing technologies are employed at these facilities including: fabrication of stainless steel, direct numerically controlled machinery, computer generated surface modeling of contoured components and fully networked CAD/CAM capabilities.

     DT PACKAGING. Special machines, integrated systems and related parts for the Company's tablet packaging and liquid-filling equipment are designed and assembled at the Company's facilities in Massachusetts, Illinois, Canada and the United Kingdom from components made to the Company's specifications by unaffiliated vendors. Rotary presses and related replacement parts are manufactured and are assembled at the Company's facilities in Pennsylvania and Kentucky. Special machines and integrated systems for the plastics packaging industry are primarily manufactured at the two Company manufacturing facilities in Massachusetts which include machining, fabrication and assembly.

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


FINANCIAL INFORMATOIN RELATING TO BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company operates predominantly in the business segments classified as Special Machines and Components. During fiscal 1998, the Components segment became less significant to the Company as a whole. The Company's principal foreign operations consist of manufacturing, sales and service operations in Canada, the United Kingdom and Germany. For certain financial information concerning the Company's business segments, foreign and domestic operations and export sales, see Note 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders, which is incorporated herein by reference.


CUSTOMERS

     The majority of the Company's sales is attributable to repeat customers, some of which have been customers of the Company or its acquired businesses for over twenty years. The Company believes such repeat business is indicative of the Company's engineering capabilities, the quality of its products and overall customer satisfaction.

     Hewlett-Packard Company, a customer of the Company's Special Machines segment, accounted for over 10% of the Company's consolidated net sales in fiscal 1998. Hewlett-Packard Company and Ford Motor Company, customers of the Company's Special Machines segment, each accounted for over 10% of the Company's consolidated net sales in fiscal 1997. The Goodyear Tire & Rubber Company, a customer of the Company's Special Machines segment, accounted for over 10% of the Company's consolidated net sales in fiscal 1996. The Company's five largest customers during fiscal 1998 accounted for approximately 35% of the Company's consolidated net sales.

     Certain purchasers of the Company's special machines make advance and progress payments to the Company in connection with the manufacture of machinery and systems. Sales of the Company's components are typically made without advance or progress payments.

BACKLOG

     The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 28, 1998, the Company had $224.8 million of orders in backlog, which compares to a backlog of approximately $175.5 million as of June 29, 1997. The acquisition of ATT increased the backlog $69.3 million at June 28, 1998 in comparison to June 29, 1997. Excluding the effect of these acquisitions, backlog would have been $155.5 million at June 28, 1998, a decrease of $20.0 million, or 11.4%, from a year ago.

     The backlog for the Special Machines segment at June 28, 1998 was $219.2 million, an increase of $51.2 million from a year ago. Excluding the effect of acquisitions, the Special Machines backlog decreased $18.7 million. The Special Machines backlog reflects the drop in orders with certain electronics customers. Backlog for the Components segment was $5.6 million at June 28, 1998, a decrease of $1.9 million, or 25.3%, from the $7.5 million backlog a year ago. The lower Components segment backlog is a result of the Company's efforts to discontinue production of various low margin parts coupled with the sale of the Knitting Elements Division.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 1999.


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


ENGINEERING; RESEARCH AND DEVELOPMENT

     The Company maintains engineering departments at all of its manufacturing locations. The Company employs more than 550 people with experience in the design of production equipment. In addition to design work relating to specific customer projects, the Company's engineers develop new products and product improvements designed to address the needs of the Company's target market niches and to enhance the reliability, efficiency, ease of operation and safety of its proprietary machines.


TRADEMARKS AND PATENTS

     The Company owns and maintains the registered U.S. trademarks AssemblyFlex(R), Lakso(R), Merrill(R), Mid-West(R) and Sencorp(R). Registrations for Company trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

     The  Company  also  has  the  rights  to use  the  unregistered  trademarks
Armac(TM), F.A.S.T.(TM), Hartridge(TM), Kalish(TM), Peer(TM), Stokes(TM) and Swiftpack(TM). All of the trademarks listed above are used in connection with the machines and systems marketed by the Special Machines Segment.

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


EMPLOYEES

     At the end of August 1998, the Company had approximately 3,100 employees, including those employed by Scheu & Kniss. None of the Company's employees are covered under collective bargaining agreements. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be good.

ITEM 2.   PROPERTIES

     The Company's administrative headquarters are located in Springfield, Missouri. Set forth below is certain information with respect to the Company's manufacturing facilities.

                                     Square
                                    Footage         Owned/
           Location              (approximate)      Leased      Lease Expiration                 Products
           --------              -------------      ------      ----------------                 --------
Special Machines Segment

DT Automation:

   Lebanon, Missouri                300,000         Owned                                 Special machines, integrated
                                                                                          systems, tools and dies

   Buffalo Grove, Illinois          205,000         Leased      July 31, 2003(1)          Integrated precision assembly
                                     63,000         Leased      July 31, 2003(1)          systems
                                     20,000         Leased      February 28, 2000(2)

   Buckingham, England and          150,000         Owned                                 Integrated assembly and testing
      Gawcott, England               40,000         Owned                                 systems

   Dayton, Ohio                     160,000         Leased      July 1, 2016(3)           Integrated assembly and testing
                                                                                          systems

   Rochester, New York               87,000         Leased      Sept. 30, 2006(3)         Integrated precision assembly
                                     26,000         Leased      July 31, 2002(3)          systems

   Livonia, Michigan                 86,000         Leased      July 1, 2000(4)           Integrated assembly and testing
                                     20,000         Leased      June 30, 2000(4)          systems

   Saginaw, Michigan                 83,000         Owned                                 Integrated assembly and testing
                                                                                          systems

   Benton Harbor, Michigan           70,500         Owned                                 Resistance and arc welding
                                                                                          equipment and systems

   Erie, Pennsylvania                56,000         Owned                                 High-speed assembly systems

   Koblenz, Germany                   9,000         Leased      Dec. 31, 1998(5)          Integrated assembly and testing
                                                                                          systems

DT Packaging:

   Hyannis, Massachusetts &          98,000         Owned(6)                              Plastics processing and packaging
      Fall River, Massachusetts      37,000         Leased      Jan. 31, 2000(1)          equipment

   Montreal, Quebec                  81,000         Leased      Aug. 14, 2017             Tablet packaging, liquid filling
                                                                                          and tube filling equipment and
                                                                                          systems

   Leominster, Massachusetts         60,000         Owned                                 Tablet packaging equipment and
                                                                                          systems

   Louisville, Kentucky              55,000         Owned(7)                              Tablet press parts and rebuild
                                                                                          services

   Bristol, Pennsylvania             43,000         Leased      May 31, 2000(1)           Rotary presses

   Niles, Illinois                   30,000         Leased      July 16, 2000(9)          Tablet counters

   Alcester, England                 22,000         Owned                                 Electronic counters

Components Segment

   Lebanon, Missouri                200,000(8)      Owned                                 Metal products

(1) The Company has an option to renew such lease for one additional five-year term.
(2) The Company has an option to renew such lease for one additional term of three years.
(3) The Company has an option to renew such lease for two additional terms of five years.
(4) The Company has an option to renew such lease for one additional two-year term.
(5) The Company has negotiated a new lease for a 33,000 square foot facility currently under construction scheduled to be complete in October of 1998.
(6)  This facility was purchased in July 1998.
(7) This facility was acquired in August 1998 through the acquisition of Scheu & Kniss.
(8) Facility consists of two adjacent buildings of approximately 171,000 square feet and 29,000 square feet, respectively. (9) The Company has an option to renew such lease for an additional two-year term and a second additional five-year term.

     The Company also leases other office, warehouse and service facilities in Missouri, New Jersey, Canada, the United Kingdom, Germany and China. The Company anticipates no significant difficulty in leasing alternate space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of the Company's leased properties.

     To accommodate growth occurring at two of the Special Machines facilities, the Company is in the process of expanding its plastics processing and packaging systems facility in Hyannis, Massachusetts and its assembly and testing systems facilities in Dayton, Ohio and Germany. Upon adding additional capacity at these facilities, the Company believes that its principal owned and leased manufacturing facilities will have sufficient capacity to accommodate future internal growth without major additional capital improvements.


ITEM 3.   LEGAL PROCEEDINGS

     Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. At June 28, 1998, there were 21 such claims pending. The Company does not believe that the resolution of such suits, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None


                          ---------------------------


                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this report, particularly the information appearing in Items 1, 3 and 7, includes forward-looking statements. These statements comprising all statements herein which are not historical are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including in the text of Items 1, 3 and 7, and in particular under the headings "Market Risk," "Seasonality and Fluctuations in Quarterly Results," Year 2000 Compliance" and "Cautionary Statements Regarding Forward-Looking Statements" under Item 7.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth under the caption "Common Stock Information" appearing on page 40 of the Company's Annual Report to Shareholders for the year ended June 28, 1998 ("the Annual Report"), which information is incorporated herein by reference thereto.

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DTII". As of September 14, 1998, the number of record holders of common stock was 66. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock issued and outstanding at such date was approximately 2,700.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is set forth under the captions "Statement of Operations Data" and "Balance Sheet Data" on page 8 of the Company's Annual Report, which information is incorporated herein by reference thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 8 through 19 of the Company's Annual Report, which information is incorporated herein by reference thereto.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth on page 18 of the Company's Annual Report, which information is incorporated herein by reference thereto.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is being filed with the Securities and Exchange Commission on or about September 28, 1998. The information required by this item is set forth under the caption "Election of Directors" on pages 2 through 5, under the caption "Executive Officers" on page 8 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" on pages 9 through 14 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 6 through 7 of the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Certain Transactions" on page 15 of the definitive proxy statement, which information is incorporated herein by reference thereto.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.        Financial Statements

          The following consolidated financial statements of the Company and its subsidiaries, included on pages 21 to 39 in the Annual Report, and the report of independent accountants on page 20 of the Annual Report are incorporated herein by reference thereto:

               Consolidated Balance Sheets as of June 28, 1998 and June 29, 1997

               Consolidated Statement of Operations for the Fiscal Years Ended June 28, 1998, June 29, 1997 and June 30, 1996

               Consolidated Statement of Changes in Stockholders' Equity for the Fiscal Years Ended June 28, 1998, June 29, 1997 and June 30, 1996

               Consolidated Statement of Cash Flows for the Fiscal Years Ended June 28, 1998, June 29, 1997 and June 30, 1996

               Notes to Consolidated Financial Statements


2.        Financial Statement Schedule

               Report of Independent Accountants on Financial
               Statement Schedule                                            S-1

               Schedule VIII Valuation and Qualifying  Accounts
               and Reserves for the Fiscal Years Ended June 28,
               1998, June 29, 1997 and June 30, 1996                         S-2

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.        Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.


4.        Reports on Form 8-K

          On May 8, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the completion of the sale of the Knitting Elements division for approximately $9.4 million. The Company also reported, pursuant to item 5 thereof, the release of its earnings for the three and nine month periods ended March 29, 1998.

          On May 21, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the authorization by the Board of Directors to repurchase an amount of common stock up to a total of 1 million shares.

          On July 20, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the completion of the previously announced repurchase of 1 million shares of common stock.

          On August 6, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the release of the Company's earnings for the quarter and fiscal year ended June 28, 1998.

          On August 25, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the acquisition of substantially all of the net assets of Scheu & Kniss, Inc.

          On September 1, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the authorization by the Board of Directors to repurchase up to an additional 1 million shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DT INDUSTRIES, INC.

                                        By: /s/ Bruce P. Erdel
                                            ------------------------------------
                                            Bruce P. Erdel
                                            Senior Vice President - Finance
                                            and Administration
Dated:  September 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 1998.

          Signatures                          Title
          ----------                          -----

               *                   Chairman of the Board
-------------------------------
        James J. Kerley

               *                   President, Chief Executive Officer and
-------------------------------    Director
        Stephen J. Gore            (Principal Executive Officer)

       /s/ Bruce P. Erdel          Senior Vice President - Finance and
-------------------------------    Administration
         Bruce P. Erdel            (Principal Financial and Accounting Officer)

               *                   Director
-------------------------------
       William H.T. Bush

               *                   Director
-------------------------------
        Charles A. Dill

               *                   Director
-------------------------------
         Frank W. Jones

               *                   President - Packaging Group and Director
-------------------------------
        Graham L. Lewis

               *                   Director
-------------------------------
        Lee M. Liberman

               *                   President - Automation Group and Director
-------------------------------
         John F. Logan

               *                   Director
-------------------------------
        Charles Pollnow


*By:   /s/ Bruce P. Erdel
     --------------------------
           Bruce P. Erdel
           Attorney-In-Fact

--------------------------
*   Such signature has been affixed pursuant to the following Power of Attorney.

                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen J. Gore and Bruce P. Erdel as his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1998 Annual Report on Form 10-K of DT Industries, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of DT Industries, Inc.


     Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries, referred to in our report dated August 5, 1998, appearing on page 20 of the fiscal 1998 Annual Report to Shareholders of DT Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the
Financial Statement Schedule of DT Industries, Inc. listed at item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
August 5, 1998

                               DT INDUSTRIES, INC.

                                  SCHEDULE VIII
            Rule 12-09 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

           Column A                 Column B         Column C         Column D         Column E        Column F        Column G

                                   Balance at       Charged to       Charged to                        Purchase       Balance at
         Valuation and             Beginning        Costs and          Other                            of Net          End of
       Reserve Accounts            of Period         Expenses         Accounts        Deductions        Assets          Period

                     FOR THE FISCAL YEAR ENDED JUNE 28, 1998

Deferred Tax Assets Valuation
   Allowance                        $ 1,029                                           ($    31)                        $   998

Accounts Receivable Reserve         $ 1,849          $   624           $     0        ($   461)         $   130(1)     $ 2,142

(1) Reflects net increase to Accounts Receivable Reserves due to acquisition of ATT and decrease due to Knitting Elements sale.


                     FOR THE FISCAL YEAR ENDED JUNE 29, 1997

Deferred Tax Assets Valuation
   Allowance                        $ 1,029                                                                            $ 1,029

Accounts Receivable Reserve         $ 1,294          $   356           $     0        ($   373)         $   572(1)     $ 1,849

(1) Reflects net increase to Accounts Receivable Reserves due to acquisition of Mid-West and Hansford.


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

Deferred Tax Assets Valuation
   Allowance                        $ 1,029                                                                            $ 1,029

Accounts Receivable Reserve         $   751          $   167           $     0        ($   189)         $   565(1)     $ 1,294

(1) Reflects net increase to Accounts Receivable Reserves due to acquisition of Kalish, Arrow and AMI.

                                INDEX TO EXHIBITS


Exhibit No.    Description
-----------    -----------

    3.1 Restated Certificate of Incorporation of the Registrant (filed with the Commission as Exhibit 3.1 to the Company's 1994 Registration Statement on Form S-1 Registration No. 33-75174, filed with the Commission on February 11, 1994, as amended on March 22, 1994 (the "1994 Registration Statement") and incorporated herein by reference thereto)

    3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company dated November 11, 1996 (filed as Exhibit 99 to the Company's Report on Form 8-K dated November 11, 1996 filed with the Commission on November 21, 1996 and incorporated herein by reference thereto)

    3.3 Amended By-Laws of the Registrant (filed as Exhibit 3.2 to the 1994 Registration Statement and incorporated herein by reference thereto)

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

   10.8* DT Industries, Inc. 1994 Directors Non-Qualified Stock Option Plan (filed as Exhibit 10.22 to the 1994 Registration Statement and incorporated herein by reference thereto)

--------------------
*  Management contract or compensatory plan or arrangement.

   10.9 Asset Purchase Agreement, dated as of August 28, 1995, by and among H.G. Kalish, Inc., Kalish Machinery Ltd., Graham Lewis and Kalish Canada Inc. (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated August 28, 1995 filed with the Commission on September 11, 1995 and incorporated herein by reference thereto)

   10.10 Agreement of Lease, dated April 30, 1997, between Teecan Properties Inc. and Kalish Canada Inc. (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997 filed with the Commission on September 29, 1997 (the "1997 10-K") and incorporated herein by reference thereto)

   10.11 Lease Agreement, dated February 7, 1995, between Lanard & Axibund, Inc., as agent, I-95 Business Center at Keystone Park-1, as lessor, and Stokes-Merrill Corporation as lessee (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1995 filed with the Commission on September 22, 1995 (the "1995 10-K") and incorporated herein by reference thereto)

   10.12* Purchase and Stockholder Agreement, dated November 30, 1993, by and between Detroit Tool and Engineering Company and Bruce P. Erdel (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 filed with the Commission on September 23, 1994 (the "1994 10-K") and incorporated herein by reference thereto)

   10.13* Stock Pledge Agreement, dated November 30, 1993, by and between Bruce P. Erdel and Detroit Tool and Engineering Company (filed as Exhibit No. 10.56 to the 1994 10-K and incorporated herein by reference thereto)

   10.14* $33,300 Promissory Note, dated November 30, 1993, by Bruce P. Erdel to Detroit Tool and Engineering Company (filed as Exhibit No. 10.57 to the 1994 10-K and incorporated herein by reference thereto)

   10.15*      Letter  Agreement,  dated November 30, 1993, by and between Bruce
               P. Erdel and Detroit Tool and Engineering Company (filed as Exhibit No. 10.58 to the 1994 10-K and incorporated herein by reference thereto)

   10.16* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and Bruce P. Erdel (filed as Exhibit No. 10.59 to the 1994 10-K and incorporated herein by reference thereto)

   10.17 Agreement relating to the sale and purchase of 76,000 Ordinary Shares of (pound)1 each in the capital of Swiftpack, dated as of November 23, 1995 by and among Peter Harris and Others and DTUK and the Company (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated November 23, 1995 filed with the Commission on December 7, 1995 and incorporated herein by reference thereto)

   10.18 Agreement and Plan of Merger, dated July 19, 1996, by and among Automation Acquisition Corporation, DT Industries, Inc., Mid-West Automation Enterprises, Inc. and the Stockholders listed therein (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated July 19, 1996 filed with the Commission on August 5, 1996 and incorporated herein by reference thereto)

   10.19 Indemnification and Escrow Agreement, dated as of July 19, 1996, by and among Mid-West Automation Enterprises, Inc., the stockholders listed therein, and LaSalle National Trust, N.A., as Escrow Agent (filed as Exhibit 2.2 to the Company's Report on Form 8-K dated July 19, 1996 filed with the Commission on August 5, 1996 and incorporated herein by reference thereto)

--------------------
*  Management contract or compensatory plan or arrangement.

   10.20 Fourth Amended and Restated Credit Facilities Agreement, dated July 21, 1997, among NationsBank, N.A. (successor by merger to The Boatmen's National Bank of St. Louis) and any other persons who become lenders as provided therein and DT Industries, Inc. and the other borrowers listed on the signature pages thereof (filed as Exhibit 10.31 to the 1997 10-K and incorporated herein by reference thereto)

   10.21 First Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of December 31, 1997, among Nations Bank, N.A., as Administrative Agent, and Nations Bank, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 filed with the Commission on May 12, 1998 and incorporated herein by reference thereto)

   10.22 Second Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of April 30, 1998, among Nations Bank, N.A., as Administrative Agent, and Nations Bank, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein.

   10.23 Third Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of August 26, 1998, among Nations Bank, N.A., as Administrative Agent, and Nations Bank, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein.

   10.24 Lease dated as of February 20, 1996 by and between CityWide Development Corporation and Advanced Assembly Automation, Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996 filed with the Commission on May 3, 1996 and incorporated herein by reference thereto)

   10.25 Single-Tenant Industrial Business Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West Automation Enterprises, Inc., an Illinois corporation and Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant (filed as Exhibit No. 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 30, 1996 (the "1996 10-K") and incorporated herein by reference thereto)

   10.26* DT Industries, Inc. Amendment to 1994 Employee Stock Option Plan, adopted May 16, 1996 (filed as Exhibit 10.59 to the 1996 10-K and incorporated herein by reference thereto)

   10.27* DT Industries, Inc. Second Amendment to 1994 Employee Stock Option, adopted September 18, 1996 (filed as Exhibit 10.60 to the 1996 10-K and incorporated herein by reference thereto)

   10.28* DT Industries, Inc. 1996 Long-Term Incentive Plan (filed as Exhibit No. 10.61 to the 1996 10-K and incorporated herein by reference thereto)

   10.29* Employment and Noncompetition Agreement, dated August 28, 1995, between Kalish Canada Inc. and Graham Lewis (filed as Exhibit No.
               10.37 to the 1997 10-K and incorporated herein by reference thereto)

   10.30* Employment and Noncompetition Agreement, dated February 26, 1997, between DT Industries, Inc. and Eugene R. Haffely (filed as
               Exhibit No. 10.38 to the 1997 10-K and incorporated herein by reference thereto)

   10.31 Agreement and Plan of Merger dated September 23, 1996, by and among H022 Corporation, a New York Corporation (the Buyer), DT Industries, Inc., Hansford Manufacturing Corporation, a New York Corporation and the Stockholder listed therein (filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 filed with the Commission on November 8, 1996 and incorporated herein by reference thereto)

--------------------
*  Management contract or compensatory plan or arrangement.

   10.32 Indemnification and Escrow Agreement by and among Hansford Manufacturing Corporation, DT Industries, Inc., the Stockholder and Manufacturers and Traders Trust Company, a New York Bank, as escrow agent (filed as Exhibit 10.2 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 29, 1996 filed with the Commission on November 8, 1996 and incorporated herein by reference thereto)

   10.33 Lease Agreement by and between Van Buren N. Hansford, Jr., the Stockholder and Landlord, and Hansford Manufacturing Corporation, the Tenant, dated as of September 30, 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 filed with the Commission on November 8, 1996 and incorporated herein by reference thereto)

   10.34 Lease Agreement dated February 11, 1997 between Kersten Randolph Street Property and Mid-West Automation Enterprises, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed with the Commission on May 12, 1997 and incorporated herein by reference thereto)

   10.35 Amended and Restated Declaration of Trust of DT Capital Trust dated as of June 1, 1997 among DT Industries, Inc., as Sponsor, the Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Stephen J. Gore, Bruce P. Erdel and Gregory D. Wilson, as Trustees (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, Registration No. 333-30909, filed with the Commission on July 8, 1997 (the "1997 Registration Statement") and incorporated herein by reference thereto)

   10.36 Indenture for the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 dated as of June 1, 1997 among DT Industries, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the 1997 Registration Statement and incorporated herein by reference thereto)

   10.37 Preferred Securities Guarantee Agreement dated June 12, 1997 between DT Industries, Inc., as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee (filed as Exhibit 4.6 to the 1997 Registration Statement and incorporated herein by reference thereto)

   10.38 Umbrella Agreement relating to the Sale and Purchase of Assets of Lucas Assembly & Test Systems in the United Kingdom, Germany and the United States of America, dated July 29, 1997 (filed as Exhibit No. 10.52 to the 1997 10-K and incorporated herein by reference thereto)

   10.39 Agreement relating to the Sale and Purchase of the United States Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Automation & Control Engineering, Inc., Lucas Industries plc and Assembly Technology & Test, Inc. (filed as Exhibit No. 10.53 to the 1997 10-K and incorporated herein by reference thereto)

   10.40 Agreement relating to the Sale and Purchase of the English Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Limited, Assembly Technology & Test Limited, Lucas Industries plc and Lucas Automation & Control Engineering Limited (filed as Exhibit No. 10.54 to the 1997 10-K and incorporated herein by reference thereto)

   10.41 Agreement relating to the Sale and Purchase of the German Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Automation & Control Engineering GmbH, Lucas Industries plc and Assembly Technologie & Automation GmbH (filed as Exhibit No. 10.55 to the 1997 10-K and incorporated herein by reference thereto)

   10.42 Industrial Building Lease, dated July 1991, by and between The Allen Group Inc. and Lucas Hartridge, Inc. (filed as Exhibit No.
               10.56 to the 1997 10-K and incorporated herein by reference thereto)

   11.0        Computation of Earnings Per Share

   13.0        Annual Report to Shareholders (portion)

   21.0        Subsidiaries of the Registrant

   23.0        Consent of PricewaterhouseCoopers LLP

   24.0        Powers of Attorney