Form 10-Q
period 1998-09-27
DT INDUSTRIES INC
filed 1998-11-10
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 27, 1998
Commission File Number: 0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                              44-0537828
-------------------------------                              -------------------
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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of October 30, 1998 was 9,996,437.

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number

Part I    Financial Information

          Item 1.   Financial Statements (Unaudited, except as noted)

                    Consolidated Balance Sheets at September 27, 1998
                      and June 28, 1998 (Audited)                            2

                    Consolidated Statement of Operations for the three
                      months ended September 27, 1998 and September 28,
                      1997                                                   3

                    Consolidated Statement of Changes in Stockholders'
                      Equity for the three months ended September 27,
                      1998                                                   4

                    Consolidated Statement of Cash Flows for the three
                      months ended September 27, 1998 and September 28,
                      1997                                                  5-6

                    Notes to Consolidated Financial Statements              7-11

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  12-18

Part II   Other Information

          Item 6.   Exhibits and Reports on Form 8-K                        19

Signature

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)
Page 2
--------------------------------------------------------------------------------

                                                           September 27,       June 28,
                                                               1998              1998
                                                            (Unaudited)
                                                           -------------     -------------
Assets

Current assets:

   Cash and cash equivalents                                 $   4,611         $   6,915
   Accounts receivable, net                                     80,834            75,634
   Costs and estimated earnings in excess of
      amounts billed on uncompleted contracts                   73,239            66,910
   Inventories, net                                             53,998            48,755
   Prepaid expenses and other                                    8,645             8,931
                                                           -------------     -------------
      Total current assets                                     221,327           207,145
Property, plant and equipment, net                              74,800            69,183
Goodwill, net                                                  181,935           177,578
Other assets, net                                                9,431             6,096
                                                           -------------     -------------
                                                             $ 487,493         $ 460,002
                                                           =============     =============

Liabilities and Stockholders' Equity

Current liabilities:

   Current portion of long-term debt                         $     321         $      55
   Accounts payable                                             33,398            33,627
   Customer advances                                            28,290            21,791
   Accrued liabilities                                          41,676            43,232
                                                           -------------     -------------
      Total current liabilities                                103,685            98,705
                                                           -------------     -------------
Long-term debt                                                 119,433            89,956
Deferred income taxes                                            7,807             7,827
Other long-term liabilities                                      3,581             3,455
                                                           -------------     -------------
      Total long-term obligations                              130,821           101,238
                                                           -------------     -------------

Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable
   convertible preferred securities of
   subsidiary DT Capital Trust holding solely
   convertible junior subordinated debentures
   of the Company                                               70,000            70,000
                                                           -------------     -------------

Stockholders' equity:

   Preferred stock, $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding
   Common stock, $0.01 par value; 100,000,000 shares
      authorized; 9,996,437 and 10,502,762 shares
      outstanding at September 27, 1998 and June 28,
      1998, respectively                                           113               113

   Additional paid-in capital                                  134,652           134,608

   Retained earnings                                            84,138            80,561

   Cumulative translation adjustment                            (1,781)             (778)

   Less -

      Treasury stock (1,382,700 and 873,000 shares
         at September 27, 1998 and June 28, 1998,
         respectively), at cost                                (34,135)          (24,445)
                                                           -------------     -------------
      Total stockholders' equity                               182,987           190,059
                                                           -------------     -------------
                                                             $ 487,493         $ 460,002
                                                           =============     =============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                           September 27,     September 28,
                                                               1998              1997
                                                           -------------     -------------
Net sales                                                    $ 112,907         $ 115,764
Cost of sales                                                   84,682            84,856
                                                           -------------     -------------
Gross profit                                                    28,225            30,908
Selling, general and administrative expenses                    18,781            17,089
                                                           -------------     -------------
Operating income                                                 9,444            13,819
Interest expense                                                 2,036             1,674

Dividends on Company-obligated, mandatorily
   redeemable convertible preferred securities
   of subsidiary DT Capital Trust holding solely
   convertible junior subordinated debentures of
   the Company, at 7.16% per annum                               1,253             1,253
                                                           -------------     -------------
Income before provision for income taxes and
   extraordinary loss                                            6,155            10,892
Provision for income taxes                                       2,370             4,357
                                                           -------------     -------------
Income before extraordinary loss                                 3,785             6,535

Extraordinary loss on debt refinancing less
   applicable income tax benefit of $800                           ---             1,200
                                                           -------------     -------------
Net income                                                   $   3,785         $   5,335
                                                           =============     =============
Basic earnings per common share:

     Income before extraordinary loss                        $    0.37         $    0.58
     Extraordinary loss                                            ---              0.11
                                                           -------------     -------------
     Net income                                              $    0.37         $    0.47
                                                           =============     =============
Diluted earnings per common share:

     Income before extraordinary loss                        $    0.37         $    0.53
     Extraordinary loss                                            ---              0.09
                                                           -------------     -------------
     Net income                                              $    0.37         $    0.44
                                                           =============     =============
Weighted average common shares outstanding:
   Basic                                                    10,318,053        11,301,875
   Diluted                                                  12,413,389        13,672,486
                                                           =============     =============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended September 27, 1998
(Dollars in Thousands Except Per Share Data)
Page 4
--------------------------------------------------------------------------------

                                     Compre-                     Cumulative                   Additional
                                     hensive       Retained      translation      Common       paid-in       Treasury
                                     Income        earnings      adjustment       stock        capital         stock        Total
                                    ---------     ----------     -----------     --------     ----------     ---------    ----------
Balance, June 28, 1998                             $ 80,561        $  (778)       $  113       $ 134,608     $(24,445)    $ 190,059

Net income (unaudited)               $ 3,785          3,785                                                                   3,785

Other comprehensive
   income:

   Foreign currency
   translation
   adjustments (unaudited)            (1,003)                       (1,003)                                                  (1,003)
                                    ---------
Comprehensive income                 $ 2,782
                                    =========
Exercise of stock options
   (unaudited)                                                                                        44                         44

Cash dividend at $0.02
   per common share (unaudited)                        (208)                                                                   (208)

Stock repurchase (unaudited)                                                                                   (9,690)       (9,690)

                                                  ----------     -----------     --------     ----------     ---------    ----------
Balance, September 27,
   1998 (unaudited)                                $ 84,138        $(1,781)       $  113       $ 134,652     $(34,135)    $ 182,987
                                                  ==========     ===========     ========     ==========     =========    ==========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                           September 27,     September 28,
                                                               1998              1997
                                                           -------------     -------------
Cash flows from operating activities:

   Net income                                                $   3,785         $   5,335

Adjustments to reconcile net income to net cash used by operating activities:

   Depreciation                                                  2,456             2,041

   Amortization                                                  1,325             1,372

   Deferred income tax provision                                    20            (2,543)

   Loss on debt refinancing                                                        2,000

(Increase) decrease in current assets,
   excluding the effect of acquisitions:

     Accounts receivable                                        (4,335)            2,472

     Costs and earnings in excess of amounts billed             (6,329)           (5,673)

     Inventories                                                (3,236)              600

     Prepaid expenses and other                                    980              (536)

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

   Accounts payable                                               (895)          (12,787)

   Customer advances                                             6,365             3,539

   Accrued liabilities                                          (2,133)               19

   Other                                                           125                70
                                                           -------------     -------------
   Net cash used by operating activities                        (1,872)           (4,091)
                                                           -------------     -------------

Cash flows from investing activities:

   Capital expenditures                                         (5,047)           (3,955)

   Acquisition of Scheu & Kniss net assets                     (10,352)

   Acquisition of Lucas Assembly and Test Systems net
      assets, net of cash acquired of $91                                         (46,721)
                                                           -------------     -------------
   Net cash used by investing activities                       (15,399)           (50,676)
                                                           -------------     -------------

                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                           September 27,     September 28,
                                                               1998              1997
                                                           -------------     -------------
Cash flows from financing activities:

     Net borrowings on revolving loans                       $  20,356         $ 112,190

     Proceeds from issuance of debt                              4,075

     Payments on borrowings                                        (12)          (49,441)

     Financing costs                                                                (715)

     Exercise of stock options                                      44                30

     Payments for repurchase of stock                           (9,690)

     Dividends                                                    (208)             (226)
                                                           -------------     -------------
     Net cash provided by financing activities                  14,565            61,838
                                                           -------------     -------------
     Effect of exchange rate changes                               402               ---
                                                           -------------     -------------
Net (decrease) increase in cash                                 (2,304)            7,071

Cash and cash equivalents at beginning of period                 6,915             2,821
                                                           -------------     -------------
Cash and cash equivalents at end of period                   $   4,611         $   9,892
                                                           =============     =============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 7
--------------------------------------------------------------------------------

1.   Unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 28, 1998.


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


3.   Acquisitions and Disposition

     In August 1998, the Company completed the acquisition of certain of the net assets of Scheu & Kniss, Inc. (S&K), a Louisville, Kentucky based manufacturer of tablet press replacement parts and rebuild services serving primarily the pharmaceutical, nutritional, battery and confectionery industries. The purchase price of approximately $10.4 million was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of Scheu & Kniss from the date of acquisition.

     In July 1997, the Company acquired certain of the net assets of Lucas Assembly and Test Systems, which has been renamed Assembly Technology and Test (ATT). In May 1998, the Company sold substantially all of the assets of its non-core Knitting Elements division. See the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 28, 1998 for additional information relating to this acquisition and disposition.

     The pro forma effects of the above acquisitions and the sale of the Knitting Elements business in May 1998 are not material to the Company's financial results for the three months ended September 27, 1998 and September 28, 1997.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 8
--------------------------------------------------------------------------------

4.   Financing

     As of September 27, 1998 and June 28, 1998, long-term debt consisted of the following:

                                               September 27,       June 28,
                                                   1998              1998
                                                (Unaudited)
                                               -------------     ------------
     Term loan to banks                         $    10,000       $   10,000
     Revolving loans to banks                       101,400           79,820
     Other long-term debt and capital
        lease obligations                             8,354              191
                                               -------------     ------------
                                                    119,754           90,011
     Less-current portion of long-term debt             321               55
                                               -------------     ------------
                                                $   119,433       $   89,956
                                               =============     ============

     The Company maintains a $175,000 multi-currency revolving and term credit facility. The facility provides a $10,000 Canadian term loan and a $165,000 revolving credit facility, which includes an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions, which the Company was in compliance with at September 27, 1998, and matures in July 2002. In conjunction with entering into the facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7,100 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 4.10% as of September 27, 1998. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $3,000 has been received from the Bonds as of September 27, 1998.

     The Company's Board of Directors has authorized purchases of up to 2 million shares of the Company's common stock. Through September 27, 1998, the Company has repurchased 1,382,700 shares of its common stock at a total cost of $34,135, as reflected in the stockholders' equity section of the consolidated balance sheet. The repurchased shares will be used primarily for employee stock option programs.

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


6.   Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which changed the method of computation of earnings per share (EPS). SFAS 128 requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of conversion of the Company's Convertible Preferred Securities and elimination of the related dividends, net of applicable income taxes, plus dilutive potential common shares consisting of certain shares subject to stock options and contingent purchase price payable in common stock related to an acquired business. The dilutive potential common shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. Earnings per share for the three months ended September 28, 1997 have been restated in accordance with SFAS 128.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

     In accordance with SFAS 128, the following represents reconciliations of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the three months ended September 27, 1998 and September 28, 1997.

                                                                     Three Months Ended

                                                 September 27, 1998                     September 28, 1997
                                           -------------------------------        -------------------------------
                                            Income before                          Income before
                                            extraordinary        Shares            extraordinary        Shares
                                                loss            (in 000s)              loss            (in 000s)
                                           ---------------     -----------        ---------------     -----------
     Basic                                    $   3,785          10,318              $   6,535          11,302

     Effect of dilutive securities:

     Mandatorily redeemable
     convertible preferred securities               771           1,806                    752           1,806

     Stock options                                                  166                                    441

     Contingent issuable shares                                     123                                    123
                                           ---------------     -----------        ---------------     -----------
     Diluted                                  $   4,556          12,413              $   7,287          13,672
                                           ===============     ===========        ===============     ===========


7.   Stock option plans

     A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                   AVERAGE         SHARE SUBJECT
                                                    PRICE            TO OPTION
                                                  ---------        -------------

     Options outstanding at June 28, 1998          $ 20.47           1,013,963

     Options granted                               $ 15.88             238,000

     Options exercised                             $ 13.06              (3,375)

     Options forfeited                             $ 29.68            (158,250)
                                                                   -------------
     Options outstanding at September 27, 1998     $ 17.95           1,090,338
                                                                   =============
     Exercisable at September 27, 1998             $ 14.74             263,176
                                                                   =============

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 11
--------------------------------------------------------------------------------

8.   Supplemental balance sheet information

                                                    September 27,     June 28,
                                                        1998            1998
                                                    (Unaudited)
                                                    -------------   ------------

     Inventories, net:

        Raw materials                                $   22,889      $   18,285

        Work in process                                  24,019          22,749

        Finished goods                                    7,090           7,721
                                                    -------------   ------------
                                                     $   53,998      $   48,755
                                                    =============   ============

     Accrued liabilities:

        Accrued employee compensation and benefits   $   13,327      $   13,645

        Taxes payable and related reserves                2,296           2,703

        Product liability                                 1,467           1,284

        Other                                            24,586          25,600
                                                    -------------   ------------
                                                     $   41,676      $   43,232
                                                    =============   ============


9.   Comprehensive income

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents net income plus certain items that are charged directly to stockholders' equity. The only component of other comprehensive income for the Company relates to foreign currency translation adjustments. The Company has adopted SFAS 130 for the quarter ended September 27, 1998.


10.  Commitments and contingencies

     The Company is a party to certain lawsuits involving employee matters, product liability and other matters. Management and legal counsel do not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     As part of the H. G. Kalish Inc. (Kalish) and Swiftpack Automation Limited (Swiftpack) acquisitions, DTI has agreed to make additional payments to the sellers determined by formulae based on the earnings of the acquired businesses. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3,000 payable in stock or cash and was recorded in accrued liabilities as of June 28, 1998. Such amount was paid subsequent to the end of the quarter through a combination of stock and cash. The additional purchase price accrued resulted in additional goodwill related to this acquisition. One of the directors of the Company is a controlling shareholder of Kalish. The Company does not expect to make any payments related to the Swiftpack agreement.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------

GENERAL OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 27, 1998 compared to the three months ended September 28, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Form 10-K for the fiscal year ended June 28, 1998.

     In fiscal year 1998, the Company acquired the assets of Lucas Assembly and Test Systems (LATS) which was renamed Assembly Technology & Test (ATT). During the three months ended September 27, 1998, the Company acquired the assets of Scheu & Kniss, Inc. (S&K). These acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to further the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

     The Company primarily operates in two business segments, Special Machines and Components. The Special Machines segment is comprised of the Automation and Packaging Groups. The Automation Group designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging Group manufactures tablet processing, counting and liquid filling systems and plastics processing equipment including thermoforming, blister packaging, heat sealing and foam extrusion. The Components segment has become less significant to the Company as a whole and no longer qualifies for separate disclosure as specified by Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise."

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

     Gross margins may vary in a given period as a result of the variations in profitability of contracts for large orders of automated production systems or special machines. In addition, changes in the product mix in a given period affect gross margins.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------

     Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and
     Capital Resources", "Backlog", "Outlook", "Market Risk" and "Year 2000 Compliance" includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and Fluctuations in Quarterly Results".


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                        Three Months Ended
                                                  September 27,    September 28,
                                                      1998             1997
                                                  -------------    -------------
     Net sales                                        100.0%           100.0%

     Cost of sales                                     75.0             73.3
                                                  -------------    -------------
     Gross profit                                      25.0             26.7

     Selling, general and administrative
        expenses                                       16.6             14.8
                                                  -------------    -------------
     Operating income                                  8.4             11.9

     Interest expense                                  1.8              1.4

     Dividends on Company-obligated,
        mandatorily redeemable
        convertible preferred securities
        of subsidiary DT Capital Trust                 1.1              1.1
                                                  -------------    -------------
     Income before provision for income taxes
        and extraordinary loss                         5.5              9.4

     Provision for income taxes                        2.1              3.8
                                                  -------------    -------------
     Income before extraordinary loss                  3.4              5.6

     Extraordinary loss on debt refinancing            ---              1.0
                                                  -------------    -------------
     Net income                                        3.4%             4.6%
                                                  -------------    -------------

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 27, 1998
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1997

     Consolidated net sales for the three months ended September 27, 1998 were $112.9 million, a decrease of $2.9 million, or 2.5%, from $115.8 million for the three months ended September 28, 1997. Net sales by group were as follows (in millions):

                    Three Months Ended     Three Months Ended      Increase
                    September 27, 1998     September 28, 1997     (Decrease)
                    ------------------     ------------------     ----------

     Automation          $   82.9               $   80.2            $  2.7

     Packaging               21.1                   23.6              (2.5)

     Other                    8.9                   12.0              (3.1)
                    ------------------     ------------------     ----------
                         $  112.9               $  115.8            $ (2.9)
                    ==================     ==================     ==========

     The increase in sales by the Automation Group resulted primarily from the incremental sales of the ATT acquisition in July 1997. Excluding the effect of the ATT acquisition, sales from existing businesses were down $6.8 million, or 8.4%, over the first quarter of fiscal 1998. The decrease in revenues reflects the decline in revenues to a significant customer in the electronics industry. The Company has partially replaced this business over the past twelve months with new customers serving the electronics, medical products and food packaging industries. Sales to automotive customers were lower in the first quarter reflecting some delays in the placement of orders by these customers. The lower automotive and electronics business was partially offset by increased build-to-print sales, primarily to the tire industry.

     The decrease in sales by the Packaging Group reflects the lower sales of plastics processing equipment in the first quarter of fiscal 1999. Sales of other packaging machinery, parts and service were higher for the three months ended September 27, 1998 reflecting the acquisition of S&K in August 1998 and strong activity in the pharmaceutical and nutritional markets.

     Sales from the Company's other businesses decreased $3.1 million for the three months ended September 27, 1998 primarily as a result of the sale of the Knitting Elements business. Lower revenues for stamping and fabrication were caused by the decreased sales to agricultural equipment customers, the loss of certain customers through planned attrition and product changes by customers.

     Gross profit decreased $2.7 million, or 8.7%, to $28.2 million for the three months ended September 27, 1998 from $30.9 million for the three months ended September 28, 1997. The gross margin decreased to 25.0% from 26.7%, the result of significantly lower gross margins on plastics processing equipment, cost overruns on certain contracts for assembly and welding equipment, the sale of the higher-margin Knitting Elements business and lower margins on stamping and fabrication work. These factors were partially offset by stronger gross margins on automotive projects.

     SG&A expenses increased $1.7 million, or 9.9%, to $18.8 million for the three months ended September 27, 1998. The increase was primarily due to recently acquired businesses, with the remaining increase the result of an increased investment in the sales function, including personnel additions, increased travel costs and higher commissions. SG&A expenses as a percentage of consolidated net sales increased to 16.6% from 14.8% in the comparable period in fiscal 1998.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------

     Operating income decreased $4.4 million, or 31.7%, to $9.4 million for the three months ended September 27, 1998 from $13.8 million for the three months ended September 28, 1997, as a result of the factors noted above. The operating margin decreased to 8.4% from 11.9% in the prior year.

     Interest expense increased $0.4 million to $2.0 million for the three months ended September 27, 1998 as a result of the increased debt attributed to the stock buyback program and the acquisitions of ATT and S&K partially offset by the cash flow from operations in fiscal 1998.

     Income before extraordinary loss decreased $2.7 million, or 42.1%, to $3.8 million for the three months ended September 27, 1998, from $6.5 million for the three months ended September 28, 1997. In connection with the refinancing of debt, the Company recognized an extraordinary loss in July 1997 of $1.2 million attributable to the write-off of $2.0 million of unamortized deferred financing fees, net of related $0.8 tax benefit. Basic and diluted earnings per share before the extraordinary loss were each $0.37 for the three months ended September 27, 1998 compared to $0.58 and $0.53, respectively, for the three months ended September 28, 1997. Basic and diluted shares outstanding were lower in the current period primarily as a result of the stock repurchase program. The Company had repurchased approximately 1.4 million shares as of September 27, 1998.


     LIQUIDITY AND CAPITAL RESOURCES

     Net income plus non-cash operating charges provided $7.6 million of operating cash flow for the quarter ended September 27, 1998. Net increases in working capital balances used operating cash of $9.5 million, resulting in net cash used by operating activities of $1.9 million for the quarter ended September 27, 1998. The increase in working capital resulted from the unfavorable changes in trade receivables, inventories, costs and earnings in excess of amounts billed and accrued liabilities. The increase in trade receivables was primarily caused by the special terms negotiated on a large automotive project. Inventories increased from the June 1998 level as a result of the reduced shipments of plastics processing equipment and the substantial advance purchases of parts for multiple tablet presses. The increase in costs and earnings in excess of amounts billed reflects the buildup of costs as projects were delayed in the Automation Group. The decrease in accrued liabilities was caused primarily by the payment of year-end bonuses. These working capital increases were partially offset by an increase in customer advances, primarily a few large special machines projects for which advance payments were received.

     During the three months ended September 27, 1998, the Company borrowed $20.4 million on its revolving credit facility and raised another $4.1 million primarily through the issuance of the Bonds, as defined below. The funds were used for the acquisition of Scheu & Kniss for $10.4 million, purchases of the Company's stock of $9.7 million, capital expenditures of $5.0 million and working capital requirements. Since inception of the Company's share repurchase programs, the Company has purchased 1.4 million shares of stock at a total cost of $34.1 million.

     During the three months ended September 28, 1997, net cash used by operating activities was $4.1 million. Net income plus non-cash operating charges provided $8.1 million of operating cash flow. A net unfavorable change in working capital balances resulted in cash used of $12.2 million primarily due to a $12.8 million decrease in accounts payable. This decrease resulted from payments for materials received generally at the start of the assembly phase of projects.

     Cash provided by financing activities of $61.8 million during the three months ended September 28, 1997 was used to fund the acquisition of ATT for $46.7 million, finance capital expenditures of $4.0 million and fund working capital requirements.

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

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7.1 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis,
     Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 4.10% as of September 27, 1998. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $3.0 million has been received from the Bonds as of September 27, 1998.

     In July 1997, the Company negotiated a $175 million multi-currency revolving and term credit facility. The facility provides a $10 million Canadian term loan and a $165 million revolving credit facility, which includes an approximate $80 million sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions and matures in July 2002.

     Management anticipates that capital expenditures in the current fiscal year will be approximately $20 million to $22 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Incremental capital expenditures in the current fiscal year include the purchase and expansion of a previously leased packaging facility for approximately $7 million and second year costs, estimated to be approximately $4 million, of an approximate four-year implementation of an integrated core business system. Funding for capital expenditures is expected to be provided by cash from operating activities, through the Company's credit facilities and the proceeds of issuance of the Bonds.

     The Company paid quarterly cash dividends of $0.02 share on September 15, 1998 to stockholders of record on August 31, 1998.

     Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.


     BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of September 27, 1998, the Company had $206.2 million of orders in backlog, which compares to a backlog of approximately $241.1 million as of September 28, 1997.

     The backlog for the Automation Group at September 27, 1998 was $161.5 million, which decreased $35.3 million from a year ago. The lower backlog can be attributed to the reduction in orders from a significant customer in the electronics industry and the decrease in assembly system orders from customers in the automotive industry. Backlog for the Packaging Group was $39.4 million, an increase of $1.7 million over the comparable period in fiscal 1998.

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


     OUTLOOK

     First quarter orders were $93.7 million resulting in the backlog of $206.2 million at September 27, 1998. First quarter orders were significantly below expected levels needed to achieve Company forecasted growth levels for fiscal 1999. October orders continued to be below expected order levels. The Company believes that significant order opportunities remain, but the Company continues to see substantial delays in the placement of purchase orders. The Company's business with its significant electronics customer remains soft. While the automotive backlog is currently below planned levels, the Company anticipates continued receipt of orders from automotive customers for the remainder of fiscal 1999. The Packaging Group's orders were stronger than the prior year with the pharmaceutical and nutritional markets offsetting lower orders of plastics processing equipment. Orders for extrusion equipment are being affected by general soft economic conditions in certain international markets. The stamping and fabrication business has experienced a softness in sales to customers serving the agricultural equipment industry, which is expected to continue at least through the end of the fiscal year.


     SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

     In general, the Company's business is not subject to seasonal variations in demand for its products. However, because orders for certain of the Company's products can be several million dollars, a relatively limited number of orders can constitute a meaningful percentage of the Company's revenue in any one quarterly period. As a result, a relatively small reduction or delay in the number of orders can have a material impact on the timing of recognition of the Company's revenues. Certain of the Company's revenues are derived from fixed price contracts. To the extent that original cost estimates prove to be inaccurate, profitability from a particular contract may be adversely affected. Gross margins may vary between comparable periods as a result of the variations in profitability of contracts for large orders of special machines as well as product mix between the various types of custom and proprietary equipment manufactured by the Company. Accordingly, results of operations of the Company for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.


     RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the disclosure of information relating to operating segments. The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. SFAS 131 is effective for years beginning after December 15, 1997. The Company is reviewing the applicability of SFAS 131 on its future reporting requirements.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

     YEAR 2000 COMPLIANCE

     The Company utilizes software and related computer technologies essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established a plan, utilizing internal resources, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company has substantially completed the assessment phase of its year 2000 plan which included surveying the Company's suppliers, vendors and service providers for year 2000 compliance. The Company is presently in the remediation phase of its year 2000 plan which includes a combination of repair and replacement of affected systems. For substantially all of the Company's internal systems, this remediation is an incidental consequence of the ongoing implementation of a new integrated core business system. The Company expects the remediation phase to be completed by June 1999 and for testing to be conducted in July 1999. The Company expects that all critical systems will be year 2000 compliant by July 31, 1999. As the Company is in the early stages of the remediation of its year 2000 plan, the costs of remediation cannot be quantified at this time. The Company's ongoing implementation of an integrated core business system includes, among other things, year 2000 remediation. The overall incremental cost of such implementation in fiscal year 1999 is expected to be approximately $4.0 million and has been included in the Company's capital expenditures plan. The Company is dependent upon various third parties, including certain product suppliers, to conduct its business operations. The failure of mission-critical third parties to achieve year 2000 compliance could have a material effect on the Company's operations. The Company is diligently quantifying issues and developing contingency sources to mitigate the risks associated with interruptions in its supply chain due to year 2000 problems. The Company plans to develop a contingency plan by March 1999 in the event its systems or its mission-critical vendors do not achieve year 2000 compliance. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, its supply chain or from customer product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operation.


     MARKET RISK

     In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company hedges certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively (see Liquidity and Capital Resources). The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company holds no material derivative financial instruments at September 27, 1998. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.

DT INDUSTRIES, INC.

PART II.  Other Information
Page 19
--------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               Exhibit 11 - Statement  Regarding  Computation  of  Earnings  Per
               Share

        (b)    Reports on Form 8-K:

               On July 20, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, that the Company had completed the previously announced repurchase of 1 million shares of its common stock.

               On August 6, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the release of the Company's earnings for the three months and fiscal year ended June 28, 1998.

               On August 25, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, that the Company had purchased substantially all of the assets and assumed certain liabilities of Scheu & Kniss, Inc. on August 14, 1998.

               On September 1, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, that the Board of Directors of the Company authorized the repurchase of up to an additional 1 million shares of its common stock.

                               DT INDUSTRIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DT INDUSTRIES, INC.



Date:  November 10, 1998                     /s/  Bruce P. Erdel
                                             -----------------------------------
                                                         (Signature)
                                             Bruce P. Erdel
                                             Senior Vice President - Finance
                                             and Administration
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

                                                          Page No. in Sequential
Exhibit No.    Description                                   Numbering System
-----------    -----------                                ----------------------

    11         Statement Regarding Computation
               of Earnings Per-Share