Form 10-Q
period 1998-12-27
DT INDUSTRIES INC
filed 1999-02-10
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 1998
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
                             Yes   X        No
                                 -----         -----


    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 5, 1999 was 10,108,137.
                                 ----------------     ----------

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number

Part I    Financial Information

          Item 1.   Financial Statements (Unaudited, except as noted)

                    Consolidated Balance Sheets at December 27, 1998
                      and June 28, 1998 (Audited)                           2

                    Consolidated Statement of Operations for the
                      three and six months ended December 27, 1998
                      and December 28, 1997                                 3

                    Consolidated Statement of Changes in
                      Stockholders' Equity for the six months
                      ended December 27, 1998                               4

                    Consolidated Statement of Cash Flows for the
                      six months ended December 27, 1998 and
                      December 28, 1997                                    5-6

                    Notes to Consolidated Financial Statements             7-11

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   12-21

Part II   Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders    22

          Item 6.   Exhibits and Reports on Form 8-K                       22

Signature

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)
Page 2
--------------------------------------------------------------------------------
                                        December 27,           June 28,
                                            1998                 1998
                                        (Unaudited)
                                        ------------         ------------
Assets

Current assets:

  Cash and cash equivalents              $    8,418           $    6,915

  Accounts receivable, net                   66,180               75,634

  Costs and estimated earnings in
    excess of amounts billed on
    uncompleted contracts                    74,558               66,910

  Inventories, net                           55,576               48,755

  Prepaid expenses and other                 10,563                8,931
                                        ------------         ------------
    Total current assets                    215,295              207,145

Property, plant and equipment, net           75,599               69,183

Goodwill, net                               180,059              177,578

Other assets, net                             8,873                6,096
                                        ------------         ------------
                                         $  479,826           $  460,002
                                        ============         ============
Liabilities and Stockholders' Equity

Current liabilities:

  Current portion of long-term debt      $      321           $       55

  Accounts payable                           29,768               33,627

  Customer advances                          22,492               21,791

  Accrued liabilities                        34,373               43,232
                                        ------------         ------------
    Total current liabilities                86,954               98,705
                                        ------------         ------------
Long-term debt                              125,393               89,956

Deferred income taxes                         8,750                7,827

Other long-term liabilities                   3,560                3,455
                                        ------------         ------------
    Total long-term obligations             137,703              101,238
                                        ------------         ------------
Commitments and contingencies (See Note 10)

Company-obligated, mandatorily
redeemable convertible preferred
securities of subsidiary DT Capital
Trust holding solely convertible
subordinated debentures of the Company       70,000               70,000
                                        ------------         ------------
Stockholders' equity:

  Preferred stock, $0.01 par value;
    1,500,000 shares authorized; no
    shares issued and outstanding
  Common stock, $0.01 par value;
    100,000,000 shares authorized;
    10,108,137 and 10,502,762 shares
    outstanding at December 27, 1998
    and June 28, 1998, respectively             113                  113

  Additional paid-in capital                133,348              134,608

  Retained earnings                          85,028               80,561

  Cumulative translation adjustment          (2,542)                (778)

  Less -
    Treasury stock (1,267,625 and
      873,000 shares at December 27,
      1998 and June 28, 1998,
      respectively), at cost                (30,778)             (24,445)
                                        ------------         ------------
    Total stockholders' equity              185,169              190,059
                                        ------------         ------------
                                         $  479,826           $  460,002
                                        ============         ============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3
--------------------------------------------------------------------------------

                                            Three Months Ended                Six Months Ended

                                      December 27,     December 28,     December 27,     December 28,
                                          1998             1997             1998             1997
                                      ------------     ------------     ------------     ------------
Net sales                              $  111,627       $  132,431       $  224,534       $  248,195

Cost of sales                              86,052           96,454          170,734          181,310
                                      ------------     ------------     ------------     ------------
Gross profit                               25,575           35,977           53,800           66,885

Selling, general and
  administrative expenses                  20,524           19,129           39,305           36,218
                                      ------------     ------------     ------------     ------------
Operating income                            5,051           16,848           14,495           30,667

Interest expense                            2,023            1,882            4,059            3,556

Dividends on Company-obligated,
  mandatorily redeemable
  convertible preferred
  securities of subsidiary
  DT Capital Trust holding
  solely convertible junior
  subordinated debentures
  of the Company, at 7.16% per
  annum                                     1,253            1,253            2,506            2,506
                                      ------------     ------------     ------------     ------------
Income before provision for
  income taxes and
  extraordinary loss                        1,775           13,713            7,930           24,605

Provision for income taxes                    683            5,485            3,053            9,842
                                      ------------     ------------     ------------     ------------
Income before extraordinary
  loss                                      1,092            8,228            4,877           14,763

Extraordinary loss on debt
  refinancing less applicable
  income tax benefits of $800                 ---              ---              ---            1,200
                                      ------------     ------------     ------------     ------------
Net income                             $    1,092       $    8,228       $    4,877       $   13,563
                                      ============     ============     ============     ============

Basic earnings per common share:

  Income before
    extraordinary loss                 $     0.11       $     0.73       $     0.48       $     1.31

  Extraordinary loss                          ---              ---              ---             0.11
                                      ------------     ------------     ------------     ------------
   Net income                          $     0.11       $     0.73       $     0.48       $     1.20
                                      ============     ============     ============     ============

Diluted earnings per common share:

    Income before extraordinary
       loss                            $     0.11       $     0.66       $     0.47       $     1.19

   Extraordinary loss                         ---              ---              ---             0.09
                                      ------------     ------------     ------------     ------------
   Net income                          $     0.11       $     0.66       $     0.47       $     1.10
                                      ============     ============     ============     ============

Weighted average common
  shares outstanding:

      Basic                            10,066,888       11,322,312       10,191,387       11,312,088

      Diluted                          10,190,146       13,650,807       10,354,495       13,652,272
                                      ============     ============     ============     ============

           See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended December 27, 1998
(Dollars in Thousands Except Per Share Data)
Page 4
--------------------------------------------------------------------------------

                                 Compre-                     Cumulative                    Additional
                                 hensive       Retained      translation      Common         paid-in       Treasury
                                 Income        earnings      adjustment        stock         capital         stock          Total
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 28, 1998                        $   80,561     $     (778)    $      113     $  134,608     $  (24,445)    $  190,059

Net income (unaudited)         $    4,877          4,877                                                                      4,877

Other comprehensive income:

  Foreign currency
  translation
  adjustments (unaudited)          (1,764)                       (1,764)                                                     (1,764)
                               -----------
Comprehensive income           $    3,113
  (unaudited)                  ===========

Treasury stock activity
  (unaudited)                                                                                  (1,260)         3,652          2,392

Quarterly cash dividends
of $0.02 per common share
 (unaudited)                                        (410)                                                                      (410)

Stock repurchase (unaudited)                                                                                  (9,985)        (9,985)
                                              -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 27, 1998
  (unaudited)                                 $   85,028     $   (2,542)    $      113     $  133,348     $  (30,778)    $  185,169
                                              ===========    ===========    ===========    ===========    ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5
--------------------------------------------------------------------------------

                                                            Six Months Ended

                                                 December 27, 1998     December 28, 1997
                                                 -----------------     -----------------
Cash flows from operating activities:

  Net income                                         $   4,877             $  13,563

Adjustments to reconcile net
  income to net cash provided
  by operating activities:

  Depreciation                                           5,040                 4,147

  Amortization                                           2,687                 2,700

  Deferred income tax provision                            321                (2,935)

  Loss on debt refinancing                                 ---                 2,000

(Increase) decrease in current assets,
  excluding the effect of acquisitions:

  Accounts receivable                                    6,204                (6,726)

  Costs and earnings in excess of amounts billed        (7,648)               20,771

  Inventories                                           (4,813)              (11,489)

  Prepaid expenses and other                              (226)                 (797)

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

  Accounts payable                                      (5,113)               (8,081)

  Customer advances                                        567                (1,546)

  Accrued liabilities                                   (1,934)                8,527

  Other                                                     88                    12
                                                 -----------------     -----------------
  Net cash provided by operating activities                 50                20,146
                                                 -----------------     -----------------

Cash flows from investing activities:

  Capital expenditures                                  (8,543)               (7,405)

  Acquisition of Scheu & Kniss net assets              (10,352)                  ---

  Acquisition of Lucas Assembly and Test
    Systems net assets, net of cash
    acquired of $91                                        ---               (46,721)

  Other                                                 (1,429)
                                                 -----------------     -----------------
  Net cash used by investing activities                (20,324)              (54,126)
                                                 -----------------     -----------------

                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6
--------------------------------------------------------------------------------

                                                            Six Months Ended

                                                 December 27, 1998     December 28, 1997
                                                 -----------------     -----------------
Cash flows from financing activities:

  Net borrowings on revolving loans                  $  27,104             $  93,275

  Proceeds from issuance of debt                         5,175                   ---

  Payments on borrowings                                   (98)              (48,912)

  Financing costs                                          ---                  (915)

  Exercise of stock options                                119                   543

  Payments for repurchase of stock                      (9,985)                  ---

  Dividends                                               (410)                 (453)
                                                 -----------------     -----------------
  Net cash provided by financing activities             21,905                43,538
                                                 -----------------     -----------------
Effect of exchange rate changes                           (128)                  ---
                                                 -----------------     -----------------
Net increase in cash                                     1,503                 9,558

Cash and cash equivalents at beginning of period         6,915                 2,821
                                                 -----------------     -----------------
Cash and cash equivalents at end of period           $   8,418             $  12,379
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


3.   Acquisitions and Disposition

     In August 1998, the Company completed the acquisition of certain of the net assets of Scheu & Kniss, Inc. (S&K), a Louisville, Kentucky based manufacturer of tablet press replacement parts and rebuild services serving primarily the pharmaceutical, nutritional, battery and confectionery industries. The purchase price of $10,352 was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of Scheu & Kniss from the date of acquisition.

     In July 1997, the Company acquired certain of the net assets of Lucas Assembly and Test Systems, which has been renamed Assembly Technology and Test (ATT). In May 1998, the Company sold substantially all of the assets of its non-core Knitting Elements division. See the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 28, 1998 for additional information relating to the acquisition and disposition.

     The pro forma effects of the above acquisitions and the sale of the Knitting Elements business in May 1998 are not material to the Company's financial results for the six months ended December 27, 1998 and December 28, 1997.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 8
--------------------------------------------------------------------------------

4.   Financing

     As of December 27,1998 and June 28, 1998, long-term debt consisted of the following:

                                   December 27,1998       June 28, 1998
                                   (Unaudited)
                                   ----------------     ----------------

     Term loan to bank                $  10,000            $  10,000

     Revolving loans to banks           107,446               79,820

     Other long-term debt and
     capital lease obligations            8,268                  191
                                   ----------------     ----------------
                                        125,714               90,011
     Less - current portion of
     long-term debt                         321                   55
                                   ----------------     ----------------
                                      $ 125,393            $  89,956
                                   ================     ================

     The Company maintains a $175,000 multi-currency revolving and term credit facility. The facility provides a $10,000 Canadian term loan and a $165,000 revolving credit facility, which includes an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions, which the Company was in compliance with at December 27, 1998, and matures in July 2002. In conjunction with entering into the facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7,100 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $4,100 has been received from the Bonds as of December 27, 1998.

     The Company's Board of Directors has authorized purchases of up to 2 million shares of the Company's common stock. Through December 27, 1998, the Company has repurchased 1,400,200 shares of its common stock at a total cost of $34,430. The repurchased shares are being used for employee stock option programs.

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

     On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of Common Securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997.


6.   Earnings per share

     The following table represents the reconciliation of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the three and six months ended December 27, 1998 and December 28, 1997 (share data in thousands).

                                                 Three Months Ended                 Six Months Ended
                                           -----------------------------     -----------------------------
                                           December 27,     December 28,     December 27,     December 28,
                                               1998             1997             1998             1997
                                           ------------     ------------     ------------     ------------
Numerator:

  Income before extraordinary loss          $    1,092       $    8,228       $    4,877       $   14,763

  Adjustment for dividends on
    convertibles, net of
    income tax effect                              ---              752              ---            1,504
                                           ------------     ------------     ------------     ------------
   Net earnings, adjusted                   $    1,092       $    8,980       $    4,877       $   16,267
                                           ============     ============     ============     ============

Denominator:

  Basic weighted-average shares
    outstanding                                 10,067           11,322           10,191           11,312

  Effect of dilutive securities:

    Mandatorily redeemable
      convertible preferred securities             ---            1,806              ---            1,806

    Stock options                                  123              399              163              410

    Contingent issuable shares                     ---              124              ---              124
                                           ------------     ------------     ------------     ------------
  Weighted-average shares and
  dilutive potential common shares              10,190           13,651           10,354           13,652
                                           ============     ============     ============     ============

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

     The convertible preferred securities were antidilutive for the three and six months ended December 27, 1998 and have been excluded from the computation of diluted earnings per share.


7.   Stock option plans

     A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                      Average     Shares Subject
                                                       Price      To Option
                                                      -------     --------------

     Options outstanding at June 28, 1998             $ 20.47       1,013,963

     Options granted                                  $ 15.94         242,250

     Options exercised                                $ 13.34          (8,875)

     Options forfeited                                $ 30.01        (160,625)
                                                                  --------------
     Options outstanding at December 27, 1998         $ 17.88       1,086,713
                                                                  ==============
     Exercisable at December 27, 1998                 $ 15.50         336,024
                                                                  ==============


8.   Supplemental balance sheet information

                                                 December 27, 1998      June 28, 1998
                                                    (Unaudited)
                                                 -----------------     -----------------
     Inventories, net:

       Raw materials                               $      19,972         $      18,285

       Work in process                                    25,641                22,749

       Finished goods                                      9,963                 7,721
                                                 -----------------     -----------------
                                                   $      55,576         $      48,755
                                                 =================     =================

     Accrued liabilities:

       Accrued employee compensation
         and benefits                              $      11,217         $      13,645

       Taxes payable and related reserves                  3,988                 2,703

       Product liability                                   1,426                 1,284

       Other                                              17,742                25,600
                                                 -----------------     -----------------
                                                   $      34,373         $      43,232
                                                 =================     =================


9.   Comprehensive income

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents net income plus certain items that are charged directly to stockholders' equity. The only component of other comprehensive income for the Company relates to foreign currency translation adjustments. The Company has adopted SFAS 130 for the three and six months ended December 27, 1998.

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

     As part of the H.G. Kalish Inc. (Kalish) and Swiftpack Automation Limited (Swiftpack) acquisitions, DTI agreed to make additional payments to the sellers determined by formulae based on the earnings of the acquired businesses. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3,000 and was paid in November 1998 through a combination of stock and cash. The additional purchase price resulted in additional goodwill related to this acquisition. One of the directors of the Company was a controlling shareholder of Kalish prior to its acquisition by DTI. The Company will not be required to make any payments related to the Swiftpack agreement.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 12
--------------------------------------------------------------------------------

GENERAL OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and six months ended December 27, 1998 compared to the three and six months ended December 28, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998.

     In fiscal year 1998, the Company acquired the assets of Lucas Assembly and Test Systems (LATS) which was renamed Assembly Technology & Test (ATT). During the six months ended December 27, 1998, the Company acquired the assets of Scheu & Kniss, Inc. (S&K). These acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to further the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------

     Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and
     Capital Resources", "Backlog", "Outlook", "Market Risk" and "Year 2000 Compliance", includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statement as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and Fluctuations in Quarterly Results".


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                 Three Months Ended                 Six Months Ended
                                           -----------------------------     -----------------------------
                                           December 27,     December 28,     December 27,     December 28,
                                               1998             1997             1998             1997
                                           ------------     ------------     ------------     ------------
     Net sales                                100.0%           100.0%           100.0%           100.0%

     Cost of sales                             77.1             72.8             76.0             73.1
                                           ------------     ------------     ------------     ------------
     Gross profit                              22.9             27.2             24.0             26.9

     Selling, general and
       administrative expenses                 18.4             14.4             17.5             14.6
                                           ------------     ------------     ------------     ------------
     Operating income                           4.5             12.8              6.5             12.3

     Interest expense                           1.8              1.4              1.8              1.4

     Dividends on Company-
       obligated, mandatorily
       redeemable convertible
       preferred securities of
       subsidiary DT Capital Trust              1.1              1.0              1.1              1.0
                                           ------------     ------------     ------------     ------------
     Income before provision
       for income taxes and
       extraordinary loss                       1.6             10.4              3.6              9.9

     Provision for income taxes                 0.6              4.2              1.4              4.0
                                           ------------     ------------     ------------     ------------
     Income before
       extraordinary loss                       1.0              6.2              2.2              5.9

     Extraordinary loss on debt
       refinancing                              ---              ---              ---              0.5
                                           ------------     ------------     ------------     ------------
     Net income                                 1.0%             6.2%             2.2%             5.4%
                                           ------------     ------------     ------------     ------------

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED DECEMBER 27, 1998
                COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1997

     Consolidated net sales decreased $20.8 million, or 15.7%, to $111.6 million for the three months ended December 27, 1998 from $132.4 million for the three months ended December 28, 1997. Net sales by group were as follows (in millions):

                     Three Months Ended     Three Months Ended       Increase
                     December 27, 1998      December 28, 1997       (Decrease)
                     ------------------     ------------------     ------------

     Automation           $   73.9               $   92.7            $ (18.8)

     Packaging                29.1                   28.1                1.0

     Other                     8.6                   11.6               (3.0)
                     ------------------     ------------------     ------------
                          $  111.6               $  132.4            $ (20.8)
                     ==================     ==================     ============

     The decrease in revenues of the Automation Group relates primarily to sales to the electronics industry. Sales to a significant electronics customer were substantially lower for the three months ended December 27, 1998 compared to the prior year quarter. The Company continues to aggressively market its capabilities and has recognized revenues from several new customers in various industries partially offsetting the decline in business with this electronics customer. Sales of assembly machinery to other core markets including automotive, appliance and heavy equipment were lower in the quarter although offset by increases in sales to the tire industry. Sales to automotive, appliance and heavy equipment customers were impacted by customer delays in placing orders. These delays appeared to result from customer product development and capital spending timing issues.

     The increase in sales by the Packaging Group was a result of the acquisition of S&K in August 1998. Excluding the effect of the S&K acquisition, sales from existing businesses were down slightly from the second quarter of fiscal 1998. This decrease reflects significantly lower sales of plastics processing equipment substantially offset by increased sales of other packaging machinery equipment, primarily tablet packaging systems and integrated lines. The decrease in sales of plastics processing equipment can be attributed to the soft plastics packaging markets and to plant inefficiencies which resulted in the delay in the recognition of revenues on orders received.

     Sales from the Company's other businesses were down $3.0 million from the second quarter of fiscal 1998 primarily as a result of the sale of the Knitting Elements business in May 1998. Sales of precision metal stampings and fabrication were lower in the quarter due to the economic downturn in the agricultural equipment industry partially offset by the strength in the transportation industry.

     Gross profit decreased $10.4 million, or 28.9%, to $25.6 million for the three months ended December 27, 1998 from $36.0 million for the three months ended December 28, 1997. The gross margin decreased to 22.9% from 27.2%. This decrease resulted from substantial margin degradation and losses on certain welding systems and assembly systems projects, cost overruns on plastics equipment projects, lower manufacturing efficiencies resulting from the decreased level of manufacturing activity and product mix. The Company continues to review and take corrective actions at affected facilities. Gross margins on non-plastics related packaging equipment showed improvement in the current year.

     Selling, general and administrative expenses (SG&A) increased $1.4 million, or 7.3%, to $20.5 million for the three months ended December 27, 1998 from $19.1 million for the three months ended December 28, 1997. The increase was largely associated with an increased investment in sales and marketing activities, including personnel additions, higher quoting costs, greater participation in trade shows and increased travel costs as the Company focuses on broadening

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------

     its customer base. The Company also increased its spending in research and development activities in its efforts to improve existing products, develop new products and increase its technological position. Due to the higher operating expenses and lower sales, SG&A expenses as a percentage of consolidated net sales increased to 18.4% from 14.4%.

     Operating income decreased $11.8 million, or 70.0%, to $5.1 million for the three months ended December 27, 1998 from $16.8 million for the three months ended December 28, 1997, as a result of the factors noted above. The operating margin decreased to 4.5% from 12.8% in the prior year.

     Interest expense increased to $2.0 million for the three months ended December 27, 1998 from $1.9 million for the three months ended December 28, 1997. The provision for income taxes reflected an effective tax rate of approximately 38.5% for the three months ended December 27, 1998 versus 40.0% for the three months ended December 28, 1997. The effective tax rates differ from statutory rates primarily due to non-deductible goodwill amortization on certain acquisitions.

     Net income decreased to $1.1 million for the three months ended December 27, 1998 from $8.2 million for the three months ended December 28, 1997. Basic and diluted earnings per share were $0.11 for the three months ended December 27, 1998 compared to $0.73 and $0.66, respectively, for the three months ended December 28, 1997. Basic weighted average shares outstanding were 10.1 million for the three months ended December 27, 1998 versus 11.3 million for the three months ended December 28, 1997. The decrease reflects the repurchase of 1.4 million shares of the Company's stock since May 1998. Diluted weighted average shares outstanding decreased to 10.2 million for the three months ended December 27, 1998 from 13.7 million for the three months ended December 28, 1997. The decrease primarily reflects the exclusion of antidilutive convertible securities and the repurchase of the Company's stock.


                       SIX MONTHS ENDED DECEMBER 27, 1998
                 COMPARED TO SIX MONTHS ENDED DECEMBER 28, 1997

     Consolidated net sales for the six months ended December 27, 1998 were $224.5 million, a decrease of $23.7 million, or 9.5%, from $248.2 million for the six months ended December 28, 1997. Net sales by group were as follows (in millions):

                     Six Months Ended      Six Months Ended
                     December 27, 1998     December 28, 1997     (Decrease)
                     -----------------     -----------------     ----------

Automation                $  156.8              $  172.8          $ (16.0)

Packaging                     50.2                  51.7             (1.5)

Other                         17.5                  23.7             (6.2)
                     -----------------     -----------------     ----------
                          $  224.5              $  248.2          $ (23.7)
                     =================     =================     ===========

     Excluding the incremental sales of $9.5 million from the acquisition of ATT in July 1997, sales by the Automation Group decreased $25.5 million, or 14.8%, from the six months ended December 28, 1997. The decrease in revenues of the Automation Group relates primarily to sales to the electronics industry. Sales to a significant electronics customer were substantially lower for the six months ended December 27, 1998 compared to the comparable prior year six months. The Company continues to aggressively market its capabilities and has recognized revenues from several new customers in various industries partially offsetting the decline in business with this electronics customer. Sales of assembly machinery to other core markets including automotive, appliance and heavy equipment were lower for the six months although offset by increases in sales to the tire industry. Sales to automotive, appliance and heavy equipment customers were impacted by customer delays in placing orders. These delays appeared to result from customer product development and capital spending timing issues.

 DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------

     The decreased sales by the Packaging Group resulted primarily from the lower sales of plastics processing equipment. The decrease in sales of plastics processing equipment can be attributed to the soft plastics packaging markets and to plant inefficiencies which resulted in the delay in the recognition of revenues on orders received. This decrease was partially offset by increased sales of tablet processing and packaging equipment and systems to customers in the pharmaceutical and nutritional industries. Also offsetting the decrease were sales of packaging machinery parts and services by Scheu & Kniss, which was acquired in August 1998.

     The decreased revenues from the Company's other businesses primarily reflect the sale of the Knitting Elements business in May 1998. Precision metal stamping and fabrication sales decreased as a result of the economic downturn in the agricultural equipment industry coupled with the loss of certain customers because of product changes and planned attrition, partially offset by increased sales to the transportation industry.

     Gross profit decreased $13.1 million, or 19.6%, to $53.8 million for the six months ended December 27, 1998 from $66.9 million for the six months ended December 28, 1997. The gross margin decreased to 24.0% from 26.9%. This decrease resulted from substantial margin degradation and losses on certain welding systems and assembly systems projects, cost overruns on plastics equipment projects, lower manufacturing efficiencies resulting from the decreased level of manufacturing activity and product mix. The Company continues to review and take corrective actions at affected facilities. Gross margins on non-plastics related packaging equipment showed improvement in the current year.

     SG&A expenses increased $3.1 million, or 8.5%, to $39.3 million for the six months ended December 27, 1998 from $36.2 million for the six months ended December 28, 1997. The increase was largely associated with an increased investment in sales and marketing activities, including personnel additions, higher quoting costs, greater participation in trade shows and increased travel costs as the Company focuses on broadening its customer base. The Company also increased its spending in research and development activities as it continues to take strides to improve existing products, develop new products and increase its technological position. Due to the higher operating expenses and lower sales, SG&A expenses as a percentage of consolidated net sales increased to 17.5% from 14.6%.

     Operating income decreased $16.2 million, or 52.7%, to $14.5 million for the six months ended December 27, 1998 from $30.7 million for the six months ended December 28, 1997, as a result of the factors noted above. The operating margin decreased to 6.5% from 12.4% in the prior year.

     Interest expense increased to $4.1 million for the six months ended December 27, 1998 from $3.6 million for the six months ended December 28, 1997 as a result of the increased level of debt that is attributed to the stock buyback program and the recent acquisition. The provision for income taxes reflected an effective tax rate of approximately 38.5% for the six months ended December 27, 1998 versus 40.0% for the six months ended
     December 28, 1997. The effective tax rates differ from statutory rates primarily due to non-deductible goodwill amortization on certain acquisitions.

     Income before extraordinary loss decreased to $4.9 million for the six months ended December 27, 1998 from $14.8 million for the six months ended December 28, 1997. In connection with the refinancing of debt, the Company recognized an extraordinary loss in July 1997 of $1.2 million, attributable to the write-off of $2.0 million unamortized deferred financing fees, net of related $0.8 tax benefit. Basic and diluted earnings per share before the extraordinary loss were $0.48 and $0.47, respectively, for the six months ended December 27, 1998 compared to $1.31 and $1.19,

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
--------------------------------------------------------------------------------

     respectively, for the six months ended December 28, 1997. Basic weighted average shares outstanding were 10.2 million for the six months ended December 27, 1998 versus 11.3 million for the six months ended December 28, 1997. The decrease reflects the repurchase of 1.4 million shares of the Company's stock since May 1998. Diluted weighted average shares outstanding decreased to 10.4 million shares for the six months ended December 27, 1998 from 13.7 million for the six months ended December 28, 1997. The decrease primarily reflects the exclusion of antidilutive convertible securities and the repurchase of the Company's stock.


     LIQUIDITY AND CAPITAL RESOURCES

     Net income plus non-cash operating charges provided $12.9 million of operating cash flow for the six months ended December 27, 1998. Net increases in working capital balances used operating cash of $12.8 million, resulting in net cash provided by operating activities of $0.1 million for the six months ended December 27, 1998. The increase in working capital resulted from the unfavorable changes in costs and earnings in excess of amounts billed, inventories and trade payables, partially offset by the decrease in trade receivables. The increase in current assets can be attributed to generally less favorable payment terms and delayed collections pending customer acceptance of equipment. Inventories increased primarily in the Packaging Group as the Company now builds and stocks more standard packaging machines to allow for quicker deliveries. Current liabilities decreased from the June 1998 level due primarily to the decreased manufacturing activity across the Company and the timing of significant component purchases.

     During the six months ended December 27, 1998, the Company borrowed $27.1 million on its revolving credit facility and raised another $5.2 million primarily through the issuance of Bonds, as discussed below. The funds were used to finance the purchase of Scheu & Kniss for $10.4 million, repurchase $10.0 million of the Company's stock, fund capital expenditures of $8.5 million and pay dividends of $0.4 million. The Company has purchased 1.4 million shares of its stock at a total cost of $34.3 million under the stock repurchase program since May 1998.

     During the six months ended December 28, 1997, net cash provided by operating activities was $20.1 million. Net income plus non-cash operating charges provided $19.5 million of operating cash flow. A net favorable change in working capital resulted in cash provided of $0.6 million. The decrease in working capital resulted from a large percentage of orders being at an early stage in the manufacturing process.

     During the six months ended December 28, 1997, cash provided by financing activities was $43.5 million, including $0.5 million from the exercise of stock options. Operating activities generated another $20.1 during the six months ended December 28, 1997. These funds were used primarily to finance the acquisition of ATT for $46.7 million, finance capital expenditures of $7.4 million and pay dividends of $0.5 million. The Company incurred $0.9 million of financing costs in renegotiating its credit facility in July 1997 as discussed below.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amount invoiced and collected by the Company for a number of large contracts.

     In November 1998, DTI agreed to make an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. During the quarter, the Company also determined that a payment will not be required to be made for any additional purchase price related to the Swiftpack acquisition.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7.1 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis,
     Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $4.1 million has been received from the Bonds as of December 27, 1998.

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

     Management anticipates that capital expenditures in the current fiscal year will be approximately $17 million to $19 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Significant capital expenditures expected in the current fiscal year include the purchase and expansion of a previously leased packaging facility for approximately $7 million and second year costs for business system implementations of approximately $4 million. Funding for capital expenditures is expected to be provided by cash from operating activities, through the Company's credit facilities and the proceeds of issuance of the Bonds.

     The Company paid quarterly cash dividends of $0.02 per share on September 15, 1998 and December 15, 1998 to stockholders of record on August 31, 1998 and November 30, 1998, respectively.

     Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.

     BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of December 27, 1998, the Company had $190.2 million of orders in backlog, which compares to a backlog of approximately $257.1 million as of December 28, 1997.

     The backlog for the Automation Group at December 27, 1998 was $149.1 million, which decreased $58.9 million from a year ago. The lower backlog can be primarily attributed to the reduction in orders from a significant customer in the electronics industry and customer deferrals of capital equipment programs due to product development issues across several industries served. Backlog for the Packaging Group was $36.9 million, a decrease of $5.1 million from the comparable period in the prior year. This decrease has primarily resulted from additional plant capacity and a program of stocking standard machines allowing for faster deliveries.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 19
--------------------------------------------------------------------------------

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes that most of the orders in the backlog will be recognized as sales during the current fiscal year.


     OUTLOOK

     Orders for the six months ended December 27, 1998 were $189.3 million resulting in the backlog of $190.2 million at December 27, 1998. This order activity was well short of expected levels. Orders trends in January 1999 have not changed significantly from that experienced during the first six months of the year. The Company believes orders for pending projects are being delayed as customers continue to resolve product development issues and determine appropriate timing for their capital spending. Quoting and order activity with the Company's significant electronics customer remains very soft. The Company continues to expect order activity in the Automation Group to improve during the remaining months of fiscal 1999 as customers resolve their product and timing issues. Quoting activity remains very strong and a number of major programs with key customers are outstanding. In the Packaging Group, orders for plastics processing machinery and other packaging machinery equipment remain steady although tentative. The Company anticipates continuing softness in its stamping and fabrication business due largely to the economic downturn being experienced by customers in the agricultural equipment industry, partially offset by forecasted strength in the transportation industry.


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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 20
--------------------------------------------------------------------------------

     YEAR 2000 COMPLIANCE

     The costs of the planned year 2000 modifications and the dates by which the Company expects to complete its plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that may cause differences between these estiamtes and actual results include, without limitation, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, changes in consulting fees and costs to remediate or replace hardware and software, non-incremental costs resulting from redeployment of internal resources, timely responses to and corrections by third parties such as significant customers and suppliers, and similar uncertainties.

     The Company utilizes software and related computer technologies essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established and is implementing a plan, primarily utilizing internal resources, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company has completed the assessment phase of its year 2000 plan which included surveying the Company's suppliers, vendors and service providers for year 2000 compliance. The Company is presently in the remediation phase of its year 2000 plan which includes a combination of repair and replacement of affected systems.

     For substantially all of the Company's internal systems, this remediation is an incidental consequence of the ongoing implementation of a new integrated core business system. The Company expects the remediation phase to be completed by June 1999 and for testing to be conducted and completed in July and August 1999. The Company expects that all critical systems will be year 2000 compliant by August 31, 1999.

     The total incremental cost of this project, comprised primarily of the costs of the implementation of a new integrated core business system, is expected to be approximately $7.5 million, including costs of approximately $3.5 million incurred through the end of the Company's 1998 fiscal year and anticipated expenditures in fiscal year 1999 of approximately $4.0 million which are included in the Company's capital expenditures plan.

     The Company's most likely worst case year 2000 scenario would be an interruption in work or cash flow resulting from unanticipated problems encountered with the information systems of the Company or of any of the signficant third parties with whom the Company does business. The Company belives that the risk of significant business interruption due to unanticipated problems with its own systems is low based on the progress of the Company's year 2000 plan to date. The Comapny is developing contingency plans, which are anticipated to be completed by August 31, 1999, in the event unforeseen internal disruptions occur.

     The Company believes its highest risk relates to significant suppliers or customers failing to remediate their year 2000 issues in a timely manner. Relating to its suppliers, the Company has identified and will continue to identify alternative sources of supply of necessary materials. The risk relating to the Company's customers includes delays in receipt of payment due to a customer's unresolved year 2000 issues and to customer product migration due to the Company's unresolved year 2000 issues. The Company's existing financial resources will help to mitigate the impact of customer payment issues and the Company's year 2000 plan and contingency plans will help to mitigate the impact of customer product migration. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, its supply chain or from customer payment and product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated financial condition or results of operation.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 21
--------------------------------------------------------------------------------

     MARKET RISK

     In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company hedges certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively (see Liquidity and Capital Resources). The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company holds no material derivative financial instruments at December 27, 1998. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.

DT INDUSTRIES, INC.

PART II.  Other Information
Page 22
--------------------------------------------------------------------------------

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On November 5, 1998, the Annual Meeting of the Stockholders of DTI was held, at which the following matters were voted upon:

          1. Election of Directors. Each of the following nominees received the number of affirmative votes set forth opposite his name:

              Class II                      Stephen J. Gore           9,625,726
              (term expires 2001)           Lee M. Liberman           9,627,126
                                            Frank W. Jones            9,627,726

              Class III                     Charles A. Dill           9,590,151
              (term expires 1999)

          2. Ratification of Appointment of Accountants for the fiscal year ending June 27, 1999. The vote to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending June 27, 1999 was 9,628,086 for, 5,633 against and 1,305 abstaining.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit  3  -  Restated   Certificate  of   Incorporation  of  DT
               Industries, Inc. effective November 13, 1998.

               Exhibit  4 -  Amendment  No.1  to the  Rights  Agreement  by and
               between  DT  Industries,   Inc.,  a  Delaware  corporation,   and
               ChaseMellon Shareholder Services, L.L.C., as Rights Agent as of the 5th day of November, 1998.

               Exhibit 11 - Statement  Regarding  Computation  of  Earnings  Per
               Share

          (b)  Reports on Form 8-K:

               On November 5, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the release of the Company's earnings for the three months ended September 27, 1998.

                               DT INDUSTRIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DT INDUSTRIES, INC.




Date:  February 10, 1999                /s/  Bruce P. Erdel
                                        ----------------------------------------
                                                      (Signature)
                                        Bruce P. Erdel
                                        Senior Vice President -
                                          Finance and Administration
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

                                                          Page No. in Sequential
Exhibit No.     Description                                  Numbering System
-----------     -----------                               ----------------------

     3         Restated Certificate of Incorporation
               of DT Industries, Inc. effective
               November 13, 1998.

     4         Amendment No. 1 to the Rights Agreement
               by and between DT Industries, Inc., a
               Delaware corporation, and ChaseMellon
               Shareholder Services, L.L.C., as Rights
               Agent as of the 5th day of November, 1998.


    11         Statement Regarding Computation of
               Earnings Per Share