Form 10-Q
period 1999-03-28
DT INDUSTRIES INC
filed 1999-05-07
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      MARCH 28, 1999
                              --------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         44-0537828
--------------------------------                --------------------------------
 (State or other jurisdiction                            (I.R.S. Employer
 incorporation or organization                         Identification No.)



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
                             Yes X           No
                                 -------       -------
    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 30, 1999 was 10,107,274.

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------
                                                                        Page
                                                                       Number

Part I  Financial Information

        Item 1. Financial Statements (Unaudited, except as noted)

                Consolidated Balance Sheets at March 28, 1999
                  and June 28, 1998 (Audited)                             2

                Consolidated Statement of Operations for the three
                  months and nine months ended March 28, 1999
                  and March 29, 1998                                      3

                Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended March 28, 1999         4

                Consolidated Statement of Cash Flows for the nine
                  months ended March 28, 1999 and March 29, 1998         5-6

                Notes to Consolidated Financial Statements               7-11

        Item 2. Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                    12-20

Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K                          21

Signature

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2
--------------------------------------------------------------------------------

                                                                      March 28,                     June 28,
                                                                        1999                         1998
                                                                     (Unaudited)
                                                                -----------------------     -----------------------
ASSETS

Current assets:

     Cash and cash equivalents                                        $   10,406                  $   6,915

     Accounts receivable, net                                             68,730                     75,634

     Costs and estimated earnings in excess of amounts
          billed on uncompleted contracts                                 75,617                     66,910

     Inventories, net                                                     57,310                     48,755

     Prepaid expenses and other                                            9,289                      8,931
                                                                -----------------------     --------------------------

          Total current assets                                           221,352                    207,145


Property, plant and equipment, net                                        75,261                     69,183

Goodwill, net                                                            179,643                    177,578

Other assets, net                                                          7,899                      6,096
                                                                -----------------------     --------------------------

                                                                      $  484,155                  $  460,002
                                                                =======================     ==========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of long-term debt                                $      317                  $       55

     Accounts payable                                                     29,275                      33,627

     Customer advances                                                    18,670                      21,791

     Accrued liabilities                                                  35,055                      43,232
                                                                -----------------------     --------------------------

          Total current liabilities                                       83,317                      98,705
                                                                -----------------------     --------------------------

Long-term debt                                                           131,183                      89,956

Deferred income taxes                                                     10,025                       7,827

Other long-term liabilities                                                3,524                       3,455
                                                                -----------------------     --------------------------

          Total long-term obligations                                    144,732                     101,238
                                                                -----------------------     --------------------------

Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust holding
solely convertible subordinated debentures of the Company                 70,000                      70,000
                                                                 -----------------------     --------------------------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 and 10,502,762 shares outstanding
          at March 28, 1999 and June 28, 1998, respectively                  113                         113

     Additional paid-in capital                                          133,348                     134,608

     Retained earnings                                                    85,318                      80,561

     Cumulative translation adjustment                                   (1,895)                       (778)

     Less -

          Treasury stock (1,268,488 and 873,000 shares, at March
            28, 1999 and June 28, 1998, respectively), at cost          (30,778)                     (24,445)
                                                                -----------------------     --------------------------

          Total stockholders' equity                                     186,106                     190,059
                                                                -----------------------     --------------------------

                                                                      $  484,155                  $  460,002
                                                                =======================     ==========================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------

                                              Three Months Ended                         Nine Months Ended

                                        March 28,          March 29,             March 28,               March 29,
                                          1999                1998                 1999                     1998
                                      --------------    -----------------    ------------------     ---------------------

Net sales                                $  104,097         $    132,561          $    328,631            $      380,756

Cost of sales                                79,604               96,054               250,338                   277,364
                                      --------------    -----------------    ------------------     ---------------------

Gross profit                                 24,493               36,507                78,293                   103,392

Selling, general and
   administrative expenses                   20,716               19,680                60,021                    55,898

Loss on sale of assets of Knitting
   Elements division                            ---                1,383                   ---                     1,383

                                      --------------    -----------------    ------------------     ---------------------

Operating income                              3,777               15,444                18,272                    46,111

Interest expense                              1,724                1,546                 5,783                     5,102

Dividends on Company-obligated,
   mandatorily redeemable
   convertible preferred securities
   of subsidiary DT Capital Trust
   holding solely convertible
   junior subordinated debentures
   of the Company, at 7.16% per
   annum                                      1,253                1,253                 3,759                     3,759
                                      --------------    -----------------    ------------------     ---------------------

Income before provision for
   income taxes and
   extraordinary loss                           800               12,645                 8,730                    37,250

Provision for income taxes                      308                4,931                 3,361                    14,773
                                      --------------    -----------------    ------------------     ---------------------

Income before extraordinary
   loss                                         492                7,714                 5,369                    22,477

Extraordinary loss on debt
   refinancing less applicable
   income tax benefits of $800                  ---                  ---                   ---                     1,200
                                      --------------    -----------------    ------------------     ---------------------

Net income                                $     492          $     7,714          $      5,369            $       21,277
                                      ==============    =================    ==================     =====================

Basic earnings per common share:

   Income before
      extraordinary loss                  $    0.05          $      0.68           $      0.53             $        1.99

   Extraordinary loss                           ---                  ---                   ---                      0.11
                                      --------------    -----------------    ------------------     ---------------------

   Net income                             $    0.05          $      0.68           $      0.53             $        1.88
                                      ==============    =================    ==================     =====================

Diluted earnings per common share:

    Income before extraordinary
       loss                               $    0.05          $      0.62           $      0.52             $        1.81

   Extraordinary loss                           ---                  ---                   ---                      0.09
                                      --------------    -----------------    ------------------     ---------------------

   Net income                             $    0.05          $      0.62           $      0.52             $        1.72
                                      ==============    =================    ==================     =====================

Weighted average common shares outstanding:

      Basic                              10,107,274           11,341,028            10,163,246                11,321,735

      Diluted                            10,111,242           13,726,289            10,254,900                13,671,794


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 28, 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 4
--------------------------------------------------------------------------------


                                     Compre-               Cumulative                 Additional
                                      hensive   Retained   translation     Common       paid-in       Treasury
                                      Income    earnings    adjustment      stock       capital        stock          Total
                                     ------------------------------------------------------------------------------------------
Balance, June 28, 1998                         $  80,561  $       (778) $        113 $     134,608 $    (24,445) $      190,059

Net income (unaudited)               $  5,369      5,369                                                                  5,369

Other comprehensive
   income:

      Foreign currency translation
      adjustments (unaudited)
                                       (1,117)                  (1,117)                                                 (1,117)
                                     ---------

Comprehensive income (unaudited)     $  4,252
                                     =========

Treasury stock activity
   (unaudited)
                                                                                             (1,260)        3,652         2,392

Quarterly cash dividends of $0.02
per common share (unaudited)                        (612)                                                                 (612)

Stock repurchase (unaudited)                                                                              (9,985)       (9,985)

                                               --------------------------------------------------------------------------------
Balance, March 28, 1999
     (unaudited)                               $ 85,318      $     (1,895)$      113 $     133,348 $    (30,778) $      186,106

                                               ================================================================================




          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                                     Nine months ended
                                                                         March 28, 1999            March 29, 1998
                                                                      ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                       $               5,369     $              21,277


Adjustments  to  reconcile  net income to net cash
(used)  provided by operating activities:

     Depreciation                                                                     7,723                     6,448
     Amortization                                                                     4,044                     4,157
     Deferred income tax provision                                                    2,134                    (3,613)
     Loss on debt refinancing                                                                                   2,000
     Loss on sale of assets of Knitting Elements division                                                       1,383

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                              3,054                     11,607
     Cost and earnings in excess of amounts billed                                   (8,707)                    13,423
     Inventories                                                                     (6,548)                   (14,051)
     Prepaid expenses and other                                                       1,263                        334

Increase   (decrease)   in  current   liabilities,   excluding   the
effect  of acquisitions:

     Accounts payable                                                                (6,902)                    (6,773)
     Customer advances                                                               (3,255)                     6,996
     Accrued liabilities                                                               (444)                      (256)
     Other                                                                               57                       (232)
                                                                      ----------------------    ----------------------

     Net cash (used) provided by operating activities                                (2,212)                    42,700
                                                                      ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                           (11,185)                   (12,257)

     Acquisition of Scheu & Kniss net assets                                        (10,352)

     Acquisition of Lucas Assembly and Test Systems net
          assets, net of cash acquired of $91                                                                  (46,721)

     Other                                                                           (1,429)
                                                                      ----------------------    ----------------------

     Net cash used by investing activities                                          (22,966)                   (58,978)
                                                                      ----------------------    ----------------------


                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
(CONTINUED)
PAGE 6
--------------------------------------------------------------------------------


                                                                                    Nine months ended
                                                                         March 28, 1999            March 29, 1998
                                                                      ----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings on revolving loans                                $              34,190      $             68,225

     Proceeds from issuance of term debt                                              5,275

     Payments on borrowings                                                            (128)                  (49,239)

     Financing costs                                                                                             (915)

     Exercise of stock options                                                          119                       909

     Payments on stock subscriptions receivable                                                                   110

     Payments for repurchase of stock                                                (9,985)

     Dividends                                                                         (612)                     (678)
                                                                      ----------------------    ----------------------
     Net cash provided by financing activities                                       28,859                    18,412
                                                                      ----------------------    ----------------------
Effect of exchange rate changes                                                        (190)                     (412)
                                                                      ----------------------    ----------------------
Net increase in cash                                                                  3,491                     1,722

Cash and cash equivalents at beginning of period                                      6,915                     2,821
                                                                      ----------------------    ----------------------
Cash and cash equivalents at end of period                            $              10,406     $               4,543
                                                                      ======================    ======================



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

3.       ACQUISITIONS AND DISPOSITION

         In August 1998, the Company completed the acquisition of certain of the net assets of Scheu & Kniss, Inc., (S&K), a Louisville, Kentucky based manufacturer of tablet press replacement parts and rebuild services serving primarily the pharmaceutical, nutritional, battery and confectionery industries. The purchase price of $10,352 was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of Scheu & Kniss from the date of acquisition.

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

         The pro forma effects of the above acquisitions and the sale of the Knitting Elements business in May 1998 are not material to the Company's financial results for the nine months ended March 28, 1999 and March 29, 1998.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
--------------------------------------------------------------------------------

4.       FINANCING

         As of March 28, 1999 and June 28, 1998, long-term debt consisted of the following:

                                                           March 28, 1999          June 28, 1998
                                                            (Unaudited)
                                                         --------------------     -----------------
         Term loan to bank                                     $      10,000          $     10,000

         Revolving loans to banks                                    113,261                79,820

         Other long-term debt and capital lease                        8,239                   191
         obligations
                                                         --------------------     -----------------

                                                                     131,500                90,011

         Less-current portion of long-term debt                          317                    55
                                                         --------------------     -----------------

                                                               $     131,183          $     89,956

                                                         ====================     =================

         The Company maintains a $175,000 multi-currency revolving and term credit facility. The facility provides a $10,000 Canadian term loan and a $165,000 revolving credit facility, which includes an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions, which the Company was in compliance with at March 28, 1999, and matures in July 2002. In conjunction with entering into the facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

         On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7,100 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 3.15% as of March 28, 1999. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $4,200 has been received from the Bonds as of March 28, 1999.

         The Company's Board of Directors has authorized purchases of up to 2 million shares of the Company's common stock. Through March 28, 1999, the Company has repurchased 1,401,100 shares of its common stock at a total cost of $34,430. The repurchased shares are being used for employee stock option programs.

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

6.       EARNINGS PER SHARE

         The following table represents the reconciliation of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the three and nine months ended March 28, 1999 and March 29, 1998. The convertible preferred securities were antidilutive for the three and nine months ended March 28, 1999 and have been excluded from the computation of diluted earnings per share (share data in thousands).

                                                         Three Months Ended                   Nine Months Ended
                                                  ---------------------------------    ---------------------------------

                                                    March 28,          March 29,        March 28,           March 29,
                                                      1999               1998              1999               1998
                                                  --------------     --------------    -------------     ----------------
Numerator:

     Income before extraordinary loss                 $     492         $    7,714        $   5,369          $    22,477

     Adjustment for dividends on
          convertibles, net of income tax effect          ---                  752              ---                2,256

                                                  --------------     --------------    -------------     ----------------

     Income before extraordinary loss, adjusted       $     492         $    8,466        $   5,369          $    24,733

                                                  ==============     ==============    =============     ================

Denominator:

     Basic weighted-average shares
          outstanding                                    10,107             11,341           10,163               11,322

     Effect of dilutive securities:

          Mandatorily redeemable
               convertible preferred securities             ---              1,806              ---                1,806


          Stock options                                       4                456               92                  421

          Contingent issuable shares                        ---                123              ---                  123
                                                  --------------     --------------    -------------     ----------------

     Weighted-average shares and
     dilutive potential common shares                    10,111             13,726           10,255               13,672
                                                  ==============     ==============    =============     ================


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------

7.       STOCK OPTION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                                        AVERAGE                   SHARE SUBJECT
                                                                         PRICE                      TO OPTION
                                                                ------------------------    --------------------------
              Options outstanding at June 28, 1998                      $         20.47                   1,013,963

              Options granted                                                     15.93                     252,250

              Options exercised                                                   13.34                      (8,875)

              Options forfeited                                                   28.82                    (188,325)
                                                                                            --------------------------

              Options outstanding at March 28, 1999                               17.80                   1,069,013
                                                                                            ==========================

              Exercisable at March 28, 1999                                       15.86                     351,423
                                                                                            ==========================


8.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                   March 28, 1999                June 28, 1998
                                                                     (Unaudited)
                                                                ----------------------    -----------------------------
         Inventories, net:

              Raw materials                                           $        19,854               $        18,285

              Work in process                                                  25,044                        22,749

              Finished goods                                                   12,412                         7,721
                                                                ----------------------    -----------------------------

                                                                      $        57,310               $        48,755
                                                                ======================    =============================

         Accrued liabilities:

              Accrued employee compensation and benefits              $        12,320               $        13,645

              Taxes payable and related reserves                                2,782                         2,703

              Product liability                                                 1,447                         1,284

              Other                                                            18,506                        25,600
                                                                ----------------------    -----------------------------

                                                                      $        35,055               $         43,232
                                                                ======================    =============================


9.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents net income plus certain items that are charged directly to stockholders' equity. The only component of other comprehensive income for the Company relates to foreign currency translation adjustments. The Company has adopted SFAS 130 for the three and nine months ended March 28, 1999.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 12
--------------------------------------------------------------------------------

GENERAL OVERVIEW

         The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and nine months ended March 28, 1999, compared to the three and nine months ended March 29, 1998, respectively. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998.

         In fiscal year 1998, the Company acquired the assets of Lucas Assembly and Test Systems (LATS) which was renamed Assembly Technology & Test
         (ATT). During the nine months ended March 28, 1999, the Company acquired the assets of Scheu & Kniss (S&K). These acquisitions are elements of a business strategy to acquire companies with proprietary products and manufacturing capabilities which have strong market and technological positions in the niche markets they serve and to further the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets allows it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions also expand the Company's base of customers, creating greater opportunities for cross-selling among the various divisions of the Company.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
--------------------------------------------------------------------------------

         Certain information contained herein, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Outlook", "Market Risk" and "Year 2000 Compliance", includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of
         Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statement as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and Fluctuations in Quarterly Results".

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                              Three Months Ended                         Nine Months Ended

                                        March 28,          March 29,             March 28,               March 29,
                                          1999                1998                 1999                     1998
                                      --------------    -----------------    ------------------     ---------------------
Net sales
                                           100.0%            100.0%               100.0%                 100.0%

Cost of sales
                                            76.5              72.5                 76.2                   72.8
                                      --------------    -----------------    ------------------     ---------------------

Gross profit
                                            23.5              27.5                 23.8                   27.2

Selling, general and
   administrative expenses
                                            19.9              14.8                 18.3                   14.7

Loss on sale of assets of
   Knitting Elements division                ---               1.0                  ---                    0.4
                                      --------------    -----------------    ------------------     ---------------------

Operating income                             3.6              11.7                  5.5                   12.1

Interest expense                             1.6               1.2                  1.8                    1.3

Dividends on Company-obligated,
   mandatorily redeemable
   convertible preferred securities
   of subsidiary DT Capital Trust            1.2               1.0                  1.1                    1.0

                                      --------------    -----------------    ------------------     ---------------------

Income before provision for
   income taxes and
   extraordinary loss                        0.8               9.5                  2.6                    9.8

Provision for income taxes                   0.3               3.7                  1.0                    3.9
                                      --------------    -----------------    ------------------     ---------------------

Income before extraordinary
   loss                                      0.5               5.8                  1.6                    5.9

Extraordinary loss on debt
   refinancing                               ---               ---                  ---                    0.3
                                      --------------    -----------------    ------------------     ---------------------

Net income                                   0.5%              5.8%                 1.6%                   5.6%
                                      ==============    =================    ==================     =====================


DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
--------------------------------------------------------------------------------
                        THREE MONTHS ENDED MARCH 28, 1999
                  COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

         Consolidated net sales decreased $28.5 million, or 21.5%, to $104.1 million for the three months ended March 28, 1999 from $132.6 million for the three months ended March 29, 1998. Net sales by group were as follows (in millions):

                                        Three Months Ended March           Three Months Ended
                                                28, 1999                     March 29, 1998             (Decrease)
                                       ----------------------------     -------------------------    ----------------
         Automation                        $      68.6                    $     91.8                    $  (23.2)

         Packaging                                27.6                          28.0                        (0.4)

         Other                                     7.9                          12.8                        (4.9)
                                       ----------------------------     -------------------------    ----------------
                                           $     104.1                     $   132.6                    $  (28.5)
                                       ============================     =========================    ================

         Revenues from the Automation Group decreased primarily as a result of lower sales to the electronics industry. Sales to a significant electronics customer were down sharply compared to the prior year quarter. The Company continues in its efforts to replace the business of this electronics customer and has obtained several new customers in various industries. Revenues recognized from new customers have partially offset the decline in the electronics business. Sales of other automation systems were generally below prior year levels as a result of the slow bookings in the first half of the fiscal year. Customer deferrals of order placement and delays in projects in backlog have impacted revenue recognition across the Automation Group, particularly sales to customers in the heavy equipment, automotive and appliance industries.

         The slight decrease in revenues from the Packaging Group resulted from the combination of significantly lower sales of plastics processing equipment, substantially offset by increased sales from the acquisition of S & K in August 1998 and a moderate increase in sales of packaging machinery systems. The decreased sales of plastics processing equipment primarily reflects the continued softness in sales of extrusion systems. The increased sales of packaging machinery systems is primarily related to strong sales of tablet packaging systems to customers in the pharmaceutical and nutritional industries.

         Lower revenues from precision metal stamping and fabrication sales combined with the sale of the Knitting Elements business in May 1998 resulted in the decreased sales of the Company's other businesses compared to the third quarter of the prior year. The continued slowdown in sales to the agricultural equipment industry was only slightly offset by increased sales to the transportation industry resulting in the lower metal stamping and fabrication revenues.

         Gross profit decreased $12.0 million, or 32.9%, to $24.5 million for the three months ended March 28, 1999 from $36.5 million for the three months ended March 29, 1998. The gross margin decreased to 23.5% from 27.5%. The decrease reflects significantly lower margins on certain contracts for welding systems and assembly systems equipment, lower margins on stamping and fabrication work, plant inefficiencies caused by the reduced level of manufacturing activity and product mix issues related to differences in the Company's customer base as compared to the prior year quarter. Gross margins on sales of packaging machinery equipment were slightly lower than prior year levels although margins on plastics processing equipment have returned to historical levels for the quarter.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------

         SG&A expenses increased $1.0 million, or 5.3%, to $20.7 million for the three months ended March 28, 1999 from $19.7 million for the three months ended March 29, 1998. The increase was primarily due to the increased investment in sales and marketing activities as the Company continues in its efforts to expand its customer base. Additions of sales personnel, increased quoting costs and travel costs and continued participation in trade shows and industry events have contributed to the higher expenses. The Company has also increased its research and development efforts with an objective to accelerate improvements to its technological position and develop new products and services. Due to the higher operating expenses and lower sales, SG&A expenses, as a percentage of consolidated net sales, increased to 19.9% from 14.8%.

         On May 1, 1998, the Company completed the sale of substantially all of the assets of its non-core Knitting Elements division for $9.4 million. DTI incurred a non-recurring, non-cash operating charge of $1.4 million related to the sale. The loss, net of the estimated tax benefit, was recorded in March 1998.

         Operating income decreased $11.7 million, or 75.5%, to $3.8 million for the three months ended March 28, 1999 from $15.4 million for the three months ended March 29, 1998, as a result of the factors noted above. The operating margin decreased to 3.6% from 12.7%, excluding the Knitting Elements divestiture, in the prior year.

         Interest expense increased to $1.7 million for the three months ended March 28, 1999 from $1.5 million for the three months ended March 29, 1998 due to higher debt levels. The provision for income taxes reflected an effective tax rate of approximately 38.5% and 39.0% for each period, respectively. The effective tax rates differ from statutory rates due primarily to non-deductible goodwill amortization on certain acquisitions.

         Net income decreased to $0.5 million for the three months ended March 28, 1999 from $7.7 million for the three months ended March 29, 1998 as a result of the factors described above. Basic and diluted earnings per share were $0.05 for the three months ended March 28, 1999 versus $0.68 and $0.62, respectively, for the three months ended March 29, 1998. Basic weighted average shares outstanding for the three months ended March 28, 1999 were 10.1 million versus 11.3 million for the three months ended March 29, 1998. The decrease is primarily the result of the repurchase of 1.4 million shares of the Company's stock since May 1998. Diluted weighted average shares outstanding for the three months ended March 28, 1999 were 10.1 million versus 13.7 million for the three months ended March 29, 1998. The decrease is primarily the result of the exclusion of the antidilutive convertible securities coupled with the repurchase of the Company's stock.


                        NINE MONTHS ENDED MARCH 28, 1999
                  COMPARED TO NINE MONTHS ENDED MARCH 29, 1998

         Consolidated net sales decreased $52.2 million, or 13.7%, to $328.6 million for the nine months ended March 28, 1999 from $380.8 million for the nine months ended March 29, 1998. Net sales by group were as follows (in millions):

                                         Nine Months Ended March        Nine Months Ended March
                                                28, 1999                        29, 1998               (Decrease)
                                       ----------------------------     -------------------------    ----------------
         Automation                              $   225.4                     $   264.6                 $   (39.2)

         Packaging                                    77.8                          79.7                      (1.9)

         Other                                        25.4                          36.5                     (11.1)
                                       ----------------------------     -------------------------    ----------------
                                                 $   328.6                     $   380.8                 $   (52.2)
                                       ============================     =========================    ================


DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

         Excluding the incremental sales of $9.5 million from the acquisition of ATT in July 1997, sales by the Automation Group decreased $48.7 million, or 18.4% from the nine months ended March 29, 1998. Automation Group revenues decreased largely as a result of lower sales to the electronics industry. Sales to a substantial electronics customer were significantly lower for the nine months ended March 28, 1999 compared to the comparable period in the prior year as they have reduced their levels of capital spending. The Company continues to gain new customers to replace this business and has recognized revenues from several of these customers partially offsetting the decline in business with this electronics customer. Sales of other automation systems were generally below prior year levels as a result of the slow bookings in the first half of the fiscal year. Customer deferrals of order placement and delays in projects in backlog have impacted revenue recognition across the Automation Group, particularly sales to customers in the heavy equipment, automotive and appliance industries.

         Packaging Group sales decreased from the prior year nine months primarily as a result of lower sales of plastics processing equipment. Softness in extrusion system sales and plant inefficiencies which resulted in revenue recognition delays contributed to the decreased sales of plastics processing equipment. Strong sales of tablet counting and packaging systems to customers in the pharmaceutical and nutritional industries have partially offset the decrease. Sales of packaging machinery parts and services by Scheu & Kniss, which was acquired in August 1998, also offset a substantial portion of the decrease.

         The decreased revenues from the Company's other businesses reflect the sale of the Knitting Elements business in May 1998 and substantially lower sales of precision metal stamping and fabricating. Precision metal stamping and fabrication sales decreased primarily due to the continued economic slowdown in the agricultural industry and resulting decreases in sales to agricultural equipment manufacturers. Also, certain customers have been eliminated through product changes and planned attrition. These decreases were partially offset by strong sales to customers in the transportation industry.

         Gross profit decreased $25.1 million, or 24.3%, to $78.3 million for the nine months ended March 28, 1999 from $103.4 million for the nine months ended March 29, 1998. The gross margin decreased to 23.8% from 27.2%. Within the Automation Group, this decrease resulted from lower margins and losses on certain welding systems and assembly systems projects, lower manufacturing efficiencies resulting from the decreased level of manufacturing activity and product mix issues related to the composition of the Company's customer base as compared to the prior year. Within the Packaging Group, this decrease resulted from cost overruns on plastics processing equipment partially offset by improved margins related to product mix on tablet presses and counting machinery. The stamping and fabrication business realized lower margins for the nine month period as compared with the same period of the prior fiscal year due to product mix and manufacturing inefficiencies resulting from the lower volumes. Prior year financial results for the Components segment included higher margin sales by the non-core Knitting Elements business which was sold in May 1998.

         SG&A expenses increased $4.1 million, or 7.4%, to $60.0 million for the nine months ended March 28, 1999 from $55.9 million for the nine months ended March 29, 1998. The increase was primarily due to increased investment in sales and marketing activities as the Company continues in its efforts to expand its customer base. Additions of sales personnel, increased quoting costs and travel costs and continued participation in trade shows and industry events have contributed to the higher expenses. The Company has also increased its research and development efforts with an objective to accelerate improvements to its technological position and develop new products and services. Due to the higher operating expenses and lower sales, SG&A expenses, as a percentage of consolidated net sales, increased to 18.3% from 14.7%.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

         On May 1, 1998, the Company sold substantially all of the assets of its non-core Knitting Elements division for $9.4 million. DTI incurred a non-recurring, non-cash operating charge of $1.4 million related to the sale. The loss, net of the estimated tax benefit, was recorded in March 1998.

         Operating income decreased $27.8 million, or 60.4%, to $18.3 million for the nine months ended March 28, 1999 from $46.1 million for the nine months ended March 29, 1998, as a result of the factors noted above. The operating margin decreased to 5.5% from 12.5%, excluding the Knitting Elements divestiture, in the prior year.

         Interest expense increased to $5.8 million for the nine months ended March 28, 1999 from $5.1 million for the nine months ended March 29, 1998. The increase in interest expense reflects the increased level of debt associated with the stock repurchase program and the recent acquisition of S&K. The provision for income taxes reflected an effective tax rate of approximately 38.5% for the nine months ended March 28, 1999 versus 39.7% for the nine months ended March 29, 1998. The effective tax rates differ from statutory rates due primarily to non-deductible goodwill amortization on certain acquisitions.

         Income before extraordinary loss decreased to $5.4 million for the nine months ended March 28, 1999 from $22.5 million for the nine months ended March 29, 1998. An extraordinary loss was recognized in the 1998 fiscal year for costs incurred of $2.0 million, less applicable income tax benefits of $0.8 million, related to the refinancing of debt in July 1997. Basic and diluted earnings per share before the extraordinary loss were $0.53 and $0.52, respectively, for the nine months ended March 28, 1999 versus $1.99 and $1.81, respectively, for the nine months ended March 29, 1998. Basic weighted average shares outstanding for the nine months ended March 28, 1999 were 10.2 million versus 11.3 million for the nine months ended March 29, 1998. The decrease reflects the purchase of 1.4 million shares of the Company's stock since May 1998. Diluted weighted average shares outstanding for the nine months ended March 28, 1999 were 10.3 million versus 13.7 million for the nine months ended March 29, 1998. The decrease primarily reflects the exclusion of antidilutive convertible securities and the repurchase of the Company's stock.

         LIQUIDITY AND CAPITAL RESOURCES

         Net income plus non-cash operating charges provided $19.3 million of operating cash flow for the nine months ended March 28, 1999. Net increases in working capital balances used operating cash of $21.5 million, resulting in net cash used by operating activities of $2.2 million for the nine months ended March 28, 1999. The increase in working capital primarily resulted from unfavorable changes in costs and earnings in excess of amounts billed, inventories, trade accounts payable and customer advances, partially offset by a favorable change in trade accounts receivable. These changes are the result of the following general situations within the business groups: Despite the lower level of manufacturing activity within the Automation Group, there has been an increase in accumulated costs on projects due primarily to project delays and cost overruns. Within the Packaging Group, inventories of plastics processing and packaging machinery have increased to more normal levels after strong shipments in late fiscal 1998. Inventories of other packaging machinery have also increased as the Company is now stocking some standard packaging machines to facilitate quicker delivery. Trade accounts receivable have declined across the business groups reflecting the lower level of sales during the current period as compared to the end of fiscal 1998 and the Company's increased collection efforts.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

         During the nine months ended March 28, 1999, the Company borrowed $34.2 million on its revolving credit facility and raised another $5.3 million primarily through the issuance of Bonds, as discussed below. These funds were used to finance the acquisition of Scheu & Kniss for $10.4 million, repurchase $10.0 million of the Company's stock, pay dividends of $0.6 million and finance capital expenditures of $11.2 million. The Company has purchased 1.4 million shares of its stock at a total cost of $34.3 million under the stock repurchase program since May 1998.

         During the nine months ended March 29, 1998, net cash provided by operating activities was $42.7 million. Net income plus non-cash operating charges provided $31.7 million of operating cash flow. A net favorable change in working capital balances generated cash of $11.0 million. The decrease in working capital resulted from the manufacturing activity occurring in the assembly systems and packaging businesses where several large dollar value longer lead-time projects were shipped and there was a trend toward smaller assembly systems that required smaller average working capital investments.

         During the nine months ended March 29, 1998, net cash of $18.4 million was provided by financing activities. The net cash provided by financing and operating activities was used to fund the acquisition of ATT for $46.7 million, net of cash acquired, finance capital expenditures of $12.3 million and pay dividends of $0.7 million. The Company incurred $0.9 million of financing costs in conjunction with the renegotiation of the credit facility.

         Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts.

         In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. One of the directors of the Company was a controlling shareholder of Kalish prior to its acquisition by the Company.

         On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc. participated in the issuance of $7.1 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 3.15% as of March 28, 1999. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $4.2 million has been received from the Bonds as of March 28, 1999.

         In July 1997, the Company negotiated a $175 million multi-currency revolving and term credit facility. The facility provides a $10 million Canadian term loan and a $165 million revolving credit facility, which includes an approximate $80 million sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. The agreement contains certain financial and other covenants and restrictions, which the Company was in compliance with at March 28, 1999, and matures in July 2002.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------

         Management anticipates that capital expenditures in the current fiscal year will be approximately $17 million to $19 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Significant capital expenditures in the current fiscal year include the purchase and expansion of a previously leased packaging facility for approximately $7 million and second year costs for business system implementations of approximately $4 million. Funding for capital expenditures is expected to be provided by cash from operating activities, through the Company's credit facilities and the proceeds of issuance of the Bonds.

         The  Company  paid  quarterly  cash  dividends  of $0.02  per  share on
         September 15, 1998, December 15, 1998 and March 15, 1999 to stockholders of record on August 31, 1998, November 30, 1998 and March 5, 1999, respectively.

         Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.

         BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of March 28, 1999, the Company had $203.8 million of orders in backlog, which compares to a backlog of approximately $239.4 million as of March 29, 1998.

         The backlog for the Automation Group at March 28, 1999 was $160.1 million, a decrease of $28.3 million from a year ago. The reduced backlog is the result of substantially lower orders from a significant customer in the electronics industry and reduced orders of other automation systems reflecting significant order delays from customers partially offset by strong orders of build-to-print machinery from the tire industry. Backlog for the Packaging Group decreased $2.4 million, or 5.6%, to $39.9 million from the $42.3 million backlog a year ago. An unusually large backlog of tablet counting and packaging systems at March 29, 1998 including several large systems has returned to more historical levels over the last 12 months resulting in the decreased Packaging Group backlog. This decrease was partially offset by an increase in backlog of plastics processing equipment.

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

         OUTLOOK

         Orders for the third quarter were $117.7 million, slightly above orders received in the third quarter of fiscal 1998. Orders for the nine months ended March 28, 1999 were $307.0 million, $70.6 million or 18.7% below the comparable prior year orders, resulting in the backlog of $203.8 million at March 28, 1999. The backlog at March 28, 1999 includes orders for multiple units with shipments extending to fiscal 2001. These extended deliveries combined with the continuance of an unusually high level of order delays and deferrals have lowered the anticipated revenue outlook for the Automation Group. In the Packaging Group, orders for plastics processing machinery and other packaging machinery equipment remain steady although tentative. The Company anticipates continuing softness in its stamping and fabrication business due largely to the economic downturn being experienced by customers in the agricultural equipment industry, partially offset by expected strength in the transportation industry and new business. Overall quoting remains strong across the business groups and bookings for the fourth quarter are expected to improve over the third quarter level.

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

         Statement  of  Financial  Accounting  Standards  No.  133  (SFAS  133),
         "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations.

         YEAR 2000 COMPLIANCE

         The costs of the planned year 2000 modifications and the dates by which the Company expects to complete its plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that may cause differences between these estimates and actual results include, without limitation, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, changes in consulting fees and costs to remediate or replace hardware and software, non-incremental costs resulting from redeployment of internal resources, timely responses to and corrections by third parties such as significant customers and suppliers, and similar uncertainties.

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

         The Company's most likely worst case year 2000 scenario would be an interruption in work or cash flow resulting from unanticipated problems encountered with the information systems of the Company or of any of the significant third parties with whom the Company does business. The Company believes that the risk of significant business interruption due to unanticipated problems with its own systems is low based on the progress of the Company's year 2000 plan to date. The Company is developing contingency plans, which are anticipated to be completed by November 30, 1999, in the event unforeseen internal disruptions occur.

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

         MARKET RISK

         In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company hedges certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively (see Liquidity and Capital Resources). The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company holds no material derivative financial instruments at March 28, 1999. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 21
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits:

             Exhibit 11 - Statement Regarding Computation of Earnings Per Share

    (b)      Reports on Form 8-K:

              On January 14, 1999, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the release by the Company of its expectation of earnings for the three months ended December 27, 1998.

              On February 11, 1999, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the release of the Company's earnings for the three and six months ended December 27, 1998.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DT INDUSTRIES, INC.




Date:   May 7, 1999                            /s/  BRUCE P. ERDEL
                                        ----------------------------------------
                                                   (Signature)
                                        Bruce P. Erdel
                                        Senior Vice President - Finance
                                        and Administration
                                        (Principal Financial and Accounting
                                        Officer)

                                                                      EXHIBIT 11
                               DT INDUSTRIES, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                           Three Months Ended                  Nine Months Ended
                                                     --------------------------------    -------------------------------

                                                      March 28,          March 29,         March 28,         March 29,
                                                         1999              1998               1999              1998
                                                     -------------     --------------    ---------------    -------------
Income before extraordinary loss                         $    492         $    7,714         $    5,369        $  22,477

Extraordinary loss                                            ---                ---                ---            1,200
                                                     -------------     --------------    ---------------    -------------

Net income                                               $    492         $    7,714         $    5,369        $  21,277
                                                     =============     ==============    ===============    =============

Basic:

     Basic weighted average shares outstanding             10,107             11,341             10,163           11,322
                                                     =============     ==============    ===============    =============

     Basic earnings per share before
          extraordinary loss                            $    0.05          $    0.68          $    0.53         $   1.99

     Extraordinary loss                                       ---                ---                ---             0.11
                                                     -------------     --------------    ---------------    -------------

     Basic net income per share                         $    0.05          $    0.68          $    0.53         $   1.88
                                                     =============     ==============    ===============    =============

Income before extraordinary loss                         $    492         $    7,714         $    5,369        $  22,477

Extraordinary loss                                            ---                ---                ---            1,200
                                                     -------------     --------------    ---------------    -------------

   Net income                                                 492              7,714              5,369           21,277

Interest expense on Mandatorily Redeemable
     Convertible Preferred Securities, net of
     applicable income taxes                                  ---                752                ---            2,256
                                                     -------------     --------------    ---------------    -------------

Net income, adjusted                                     $    492         $    8,466         $    5,369        $  23,533
                                                     =============     ==============    ===============    =============

Diluted:

   Weighted average shares outstanding                     10,107             11,341             10,163           11,322

     Add dilutive effect of stock options based on
       treasury stock method using average
       market price                                             4                456                 92              421


     Add shares contingently issuable to the former
       owner of Kalish                                        ---                123                ---              123


     Assumed conversion of mandatorily redeemable
       convertible preferred securities                       ---              1,806                ---            1,806

                                                     -------------     --------------    ---------------    -------------

                                                           10,111             13,726             10,255           13,672
                                                     =============     ==============    ===============    =============

Diluted earnings per share before
     extraordinary loss                                 $    0.05          $    0.62          $    0.52         $   1.81

Extraordinary loss                                            ---                ---                ---             0.09
                                                     -------------     --------------    ---------------    -------------

Diluted net income per share                            $    0.05          $    0.62          $    0.52         $   1.72
                                                     =============     ==============    ===============    =============


NOTE: For the three and nine months ended March 28, 1999, the convertible preferred securities were antidilutive and have been excluded from the computation of diluted earnings per share.