Form 10-K
period 1999-06-27
DT INDUSTRIES INC
filed 1999-09-27
CIK 918999

================================================================================
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 27, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                         Commission File Number 0-23400

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
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X  .
          -----

     As of September 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $67,156,320 (based on the closing sales price, on such date, of $6.875 per share).

     As of September 17, 1999, there were 10,107,274 shares of common stock, $0.01 par value outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
           Proxy Statement Dated October 6, 1999 (portion)(Part III).

================================================================================

                               DT INDUSTRIES, INC.
                               INDEX TO FORM 10-K


                                                                            Page

                                     Part I

Item 1.        Business...................................................     1

Item 2.        Properties.................................................    10

Item 3.        Legal Proceedings..........................................    11

Item 4.        Submission of Matters to a Vote of Security Holders........    11

               Information Regarding Forward Looking Statements...........    11


                                     Part II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters........................................    12

Item 6.        Selected Financial Data....................................    13

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    14

Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risk ...............................................    14

Item 8.        Financial Statements and Supplementary Data................    14

Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................    14

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant.........    15

Item 11.       Executive Compensation.....................................    15

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.................................................    15

Item 13.       Certain Relationships and Related Transactions.............    15

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K...................................................    16

                                     PART I


ITEM 1.   BUSINESS

GENERAL

DT Industries, Inc. (together with its subsidiaries, the "Company" or "DTI") is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. The Company is the largest manufacturer of integrated assembly and test systems for discrete parts, as well as integrated tablet processing and packaging systems in North America. Although the Company experienced declines in revenues and operating profits in the most recent fiscal year, growth opportunities are believed to be provided by certain trends among its customers, including increased emphasis on manufacturing productivity and flexibility, concurrent engineering of products and assembly systems, globalization of manufacturing and markets, vendor rationalization and outsourcing. To capitalize on these trends, DTI has implemented a business strategy to provide, develop and market complementary technologies and capabilities to supply customers with integrated processing, assembly, testing and packaging systems for their products. As part of this strategy, the Company seeks to cross-sell the products produced by previously acquired companies through its larger company-wide sales force providing for greater geographic and customer coverage.

The Company operates in two significant business segments: Automation and Packaging. Through acquisitions, internal growth and product development, the Company's Automation business grew from consolidated net sales of $51.1 million in the fiscal year ended June 26, 1994 to sales of $355.0 million in fiscal 1998. The Automation segment's sales dropped significantly in fiscal 1999 to $299.8 million primarily from the lower revenues with a significant electronics customer. The Company's Packaging business grew from consolidated net sales of $25.7 million in fiscal 1994 to a record high of $116.8 million in revenues in fiscal 1998. The Packaging segment's sales were $109.5 million in fiscal 1999, decreasing primarily from the softness in the plastics processing equipment markets and to a lesser extent production inefficiencies at its primary plastics processing equipment facility. Sales from the Company's stamping and fabrication businesses were $32.9 million in fiscal 1999, sharply lower than fiscal 1998 revenues of $47.5 million, primarily due to the sale of the Knitting Elements business in May 1998 and the softness in sales to agricultural equipment customers.

The Company recorded operating profit of $10.4 million in fiscal 1999 compared to $62.6 million in fiscal 1998. The lower operating profit resulted in an overall net loss for fiscal 1999 of $1.8 million. The operating performance was caused by the lower sales, manufacturing inefficiencies and significant cost overruns on automation projects as discussed more fully in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

AUTOMATION SEGMENT. The Automation segment, which accounted for approximately 68% of the Company's consolidated fiscal 1999 net sales, designs and builds a complete line of integrated automated assembly and testing systems. Integrated systems combine a variety of manufacturing technologies into a complete automated manufacturing system. Core capabilities of the Company's Automation segment include systems integration, medium/high speed indexing, synchronous/non-synchronous assembly, flexible/reconfigurable, high speed precision assembly, build-to-print, material handling, cell control/data collection, lean manufacturing, precision tools and dies, micron assembly and automated welding systems. The Automation segment's products are used in the electronics, automotive, consumer products, tire, electrical components, appliance, medical devices, hardware and many other industries. The Company is the largest manufacturer of integrated assembly and test systems for discrete parts in North America.

PACKAGING SEGMENT. The Packaging segment, which accounted for approximately 25% of the Company's consolidated fiscal 1999 net sales, designs and builds proprietary machines and integrated systems used to perform processing and packaging tasks. Core capabilities of the Company's Packaging segment include the design and manufacture of thermoforming, blister packaging and foam extrusion systems, liquid filling systems and a complete line of tablet processing and packaging systems. The Packaging segment's products are primarily used in the pharmaceutical, nutritional, cosmetics, consumer products and food industries. Sales of these products also produce a stream of recurring revenues from replacement parts and service as the Company's substantial installed base of equipment is maintained and upgraded over time. The Company is the largest manufacturer of integrated tablet processing and packaging systems in North America.

The following table summarizes the companies comprising each business segment:

                                                ACQUISITION
                   COMPANY                         DATE                                BUSINESS

Automation segment:

  Peer Division ("Peer")                     July 1992           Designer and manufacturer of resistance and
                                                                 arc welding systems and related parts

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

  Advanced Assembly                          August 1994         Designer, manufacturer and integrator of
  Automation, Inc. ("AAA")                                       automated production and testing systems

  Assembly Machines, Inc.("AMI")             January 1996        Manufacturer of high-speed assembly systems

  Mid-West Automatio Enterprises,            July 1996           Designer and manufacturer of integrated
  Inc. ("Mid-West")                                              precision assembly systems

  Hansford Manufacturing                     September 1996      Designer and manufacturer of integrated precision
  Corporation ("Hansford")                                       assembly systems

  Assembly Technology & Test, Inc.           July 1997           Designer, manufacturer and integrator of
  ("ATT"), previously Lucas Assembly &                           automated production and testing systems
  Test Systems

Packaging segment:

  Sencorp Systems, Inc. ("Sencorp")          August 1993         Designer and manufacturer of plastics processing
                                                                 and packaging equipment, systems and related parts

  Stokes-Merrill Division                    December 1993       Designer and manufacturer of rotary presses,
  ("Stokes-Merrill")                                             tablet counting equipment and related parts

  Lakso Division ("Lakso")                   February 1995       Designer and manufacturer of automated packaging
                                                                 machinery, systems and related parts

  Armac Industries, Co. ("Armac")            February 1995       Designer and manufacturer of plastics processing
                                                                 and packaging equipment

  Kalish Division ("Kalish")                 August 1995         Designer, manufacturer and integrator of liquid
                                                                 filling and tablet packaging systems

  Swiftpack Automation Limited               November 1995       Designer and manufacturer of packaging equipment,
  ("Swiftpack")                                                  primarily electronic counters

  Scheu & Kniss Division ("S&K")             August 1998         Manufacturer of tablet press replacement parts
                                                                 and rebuild services

  C.E. King Division                         July 1999           Designer and manufacturer of tablet packaging,
                                                                 liquid filling and capping equipment

In July 1999, the Company  completed the acquisition of certain net assets of C.
E. King Ltd., a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of approximately $2.1 million was financed by borrowings under the Company's revolving credit facility. Annualized sales of C. E. King are expected to approximate $5.7 million.

The Company formed Vanguard Technical Solutions, Inc. (VTS) in July 1999 as a start-up business. VTS is a designed, manufacturer and integrator of vision guarded assembly and test systems located in Tucson, Arizona.

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


BUSINESS STRATEGY

The long-term business strategy of DTI is to provide, develop and acquire complementary technologies and capabilities to supply customers with integrated assembly, testing and packaging systems for their products. DTI's goal is to become the premier provider of engineered solutions. The Company expects to achieve this goal by designing and delivering on-time, innovative solutions which meet or exceed our customers' expectations while continuously improving quality, service and cost. Key elements of the Company's strategy include the following:

Operational  Improvements.  The  Company  is focused  on  improving  operational performance through greater use of risk assessment techniques on custom build opportunities, higher quality and more detailed project proposals, a strengthening of the skill set in applications engineering and project management as well as an increased focus on working capital management. A "Best of Practices Methodology" has been initiated to address most of the performance objectives. Management and employees are being evaluated on the basis of the improvement of identified financial and operational benchmarks, both internally and against industry competitors.

Restructuring and Cost Reductions. The Company took a restructuring charge of $2.5 million in fiscal 1999 as part of a program to reduce costs and streamline operations. The charge includes the closure of one packaging and automation facility and severance costs associated with headcount reductions and management changes. The Company will continue to pursue cost cutting measures throughout its businesses with a goal of lowering or maintaining the current level of selling, general and administrative expenses, lowering indirect manufacturing expenses and increasing profitability.

Cross-Selling. Substantial cross-selling opportunities exist across the product lines of the Automation and Packaging segments. As the Company integrates acquired operations and develops new product lines, it is able to expand its product offerings and customer base. The Company expects renewed growth as a result of new opportunities created through the awareness and expansion of its customer base.

Product Line Expansion. Through acquisitions, product license arrangements and strategic alliances, the Company has increased and plans to continue to develop its engineering capabilities and product offerings. DTI's Packaging segment has the capability to provide customers with fully integrated tablet processing and packaging systems. DTI's Automation segment has increased its assembly systems capabilities as more fully described in "Markets and Products" below. The Company's objective is to provide customers with integrated automation solutions and systems integration expertise, rather than single use equipment. The Company also uses its engineering expertise and manufacturing capability to develop new products and technology for markets the Company currently serves and to provide entree into new markets.

Leverage Engineering and Manufacturing Capabilities. Through acquisitions, product license arrangements and strategic alliances, the Company has increased, its engineering capabilities and product offerings. The Company's engineering strategy is to satisfy the growing demand for small, medium and large complex, integrated automation solutions by utilizing the versatile engineering expertise of its Automation businesses. DTI's Packaging segment has the capability to provide customers with fully integrated tablet processing and packaging systems. The Company's objective is to provide customers with integrated automation solutions and systems integration expertise, rather than single use equipment. The Company also uses its engineering expertise and manufacturing capability to develop new products and technology for markets the Company currently serves and to provide entree into new markets. The Company intends to utilize its manufacturing capacity and engineering capabilities fully by directing work to facilities with specific capabilities and manufacturing strengths to best meet the customer's needs.

International Expansion. The Company seeks to increase its international sales through strategic alliances, international agents, foreign offices and agents. The Company acquired certain assets of U.K.-based C.E. King in July 1999 including a network of international agents to complement the current international operations consisting of the United Kingdom-based Swiftpack and Canada-based Kalish. In fiscal 1997, DTI's Automation segment expanded its international presence further by forming an alliance with a subsidiary of Claas KGaA and opening a sales and service office in Beelen, Germany. This alliance also allows the Company to market Claas KGaA's highly regarded automation systems to the Company's existing customer base. The July 1997 acquisition of ATT provided DTI's Automation segment a stronger international presence with manufacturing facilities in the United Kingdom and Germany, as well as the United States. International sales accounted for approximately 25% of consolidated net sales in fiscal 1999.

MARKETS AND PRODUCTS

AUTOMATION SEGMENT. The Automation segment designs and builds a complete line of automated assembly and test systems, special machines and large complex dies for a range of industries, including automotive, tire, recreational products, appliance, electronics, medical device, electrical components, hardware and many others. The Company also manufactures custom production equipment for specific customer applications, proprietary machines for specific industrial applications and integrated systems which may combine features of custom and proprietary equipment. Sales from the Company's Automation segment accounted for approximately 68%, 68% and 63% of consolidated net sales for fiscal 1999, 1998 and 1997, respectively.

Integrated Systems. Integrated systems combine a wide variety of manufacturing technologies into a complete automated manufacturing system. Utilizing advanced computers, robotics, vision systems and other technologies, the Company provides a variety of capabilities including systems integration, medium/high speed indexing, synchronous/non-synchronous assembly, flexible/reconfigurable assembly, high speed precision assembly, build-to-print, material handling, cell control/data collection, lean manufacturing, precision tools and dies, micron assembly and automated welding systems for the electronics, automotive, appliance, electrical components, medical device and hardware industries. The Company offers this variety of integrated systems for small or large, custom or standard automation applications. The standardized automation applications utilize various machine platforms and proprietary modular building blocks in carousel, in-line, rotary and robotic assembly systems, all of which facilitate time-sensitive, concurrent engineering projects where changes in tooling and processes can occur in an advanced stage of system design.

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

Material Handling. The Company builds an automated electrified monorail product offered in various capacity ranges from lightweight systems to systems transporting products weighing up to 8,800 pounds. This product can be applied to a variety of material handling applications ranging from delivery systems for the food industry to manufacturing processes involving manual and automation interfaces for engine assembly and testing. The benefits of this product include providing a clean, quiet, controlled transport with the flexibility to operate in a variety of processes and production rates.

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

Tooling and Dies. The Company possesses considerable expertise in the design, engineering and production of precision tools and dies. In addition, personnel trained as tool and die makers often apply their skills to the manufacture of the Company's production machines.

PACKAGING SEGMENT. The Packaging segment designs and builds proprietary machines and integrated systems which are marketed under individual brand names and manufactured for specific industrial applications using designs owned or licensed by the Company. Although these machines are generally cataloged as specific models, they are usually modified for specific customer requirements and often combined with other machines into integrated systems. Many customers also request additional accessories and features which typically generate higher revenues and enhanced profit opportunities. The Packaging segment's products include thermoformers, blister packaging systems, extrusion systems, rotary presses and complete integrated packaging systems. Packaging systems include: bottle unscrambling, electronic and slat tablet counting/filling, cottoning, sealing and capping, labeling, collating, cartoning, and liquid and tube filling. The Company believes this equipment maintains a strong reputation among its customers for quality, reliability and ease of operation and maintenance. The Company also sells replacement parts and accessories for its substantial installed base of machines. Sales from DTI's Packaging segment accounted for approximately 25%, 23% and 25% of consolidated net sales for fiscal 1999, 1998 and 1997, respectively.

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

Blister Packaging Systems. Blister packaging is a common method of displaying consumer products for sale in hardware stores, convenience stores, warehouse stores, drug stores and similar retail outlets. Batteries, cosmetics, hardware items, electrical components, razor blades and toys are among the large variety of products sold in a clear plastic blister or two-sided package. The Company designs and manufactures machinery, marketed under the brand names Sencorp(R) and Armac(TM), which performs blister packaging by heat-sealing a clear plastic bubble, or blister, onto coated paperboard, or by sealing two-sided packages using heat or microwave technology.

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

The Company has an agreement with Horn & Noack Pharmatechnick GmbH, for the purpose of licensing German rotary press technology designed primarily for the pharmaceutical and nutritional markets. The agreement gives the Company the exclusive right to manufacture and market this press technology under the Stokes(TM) brand name in North and Central America and non-exclusively in the rest of the world, excluding Europe. The Company is marketing the pharmaceutical press through its Packaging segment.

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

OTHER BUSINESSES. The Company's other businesses produce precision-stamped steel and aluminum components through its stamping and fabrication operations for the heavy trucking, agricultural equipment, appliance, and electrical industries. The Company's stamping presses range in size from 32 tons to 1,500 tons, giving the Company the flexibility to stamp flat rolled metal ranging in thickness from
 .015 inches to .750 inches. Certain of the Company's presses can accommodate dies up to 190 inches in length to perform several stamping functions in a single press.


MARKETING AND DISTRIBUTION

The Company's automation and packaging machines and systems are sold primarily through the Company's approximately 75 person direct sales force and to a lesser extent through manufacturers' representatives and agents. Sales of automation and packaging machines and integrated systems require the Company's sales personnel to have a high degree of technical expertise and extensive knowledge of the industry served. The Company's sales force consists of specialists in each primary market in which the Company's automation and packaging machines and systems are sold. Each operating unit has a sales force experienced in the marketing of the equipment and systems historically produced by each respective business. The Company believes that cross-selling among the members of the Automation and Packaging segments and integration of proprietary technology and custom equipment into total production automation systems for selected industries provide the Company with expanded sales opportunities.

The Company's automation and packaging machines and systems are sold throughout the world by more than 80 manufacturers' representatives and sales agents in nearly 50 countries. The Company has sales and service offices in China, Canada, England and Germany. International sales were approximately 25% of consolidated net sales for fiscal 1999 compared to 31% and 30% of consolidated net sales in fiscal 1998 and fiscal 1997, respectively.

MANUFACTURING AND RAW MATERIALS

The principal raw materials and components used in the manufacturing of the Company's automation and packaging machines and systems include carbon steel, stainless steel, aluminum, electronic components, pumps and compressors, programmable logic controls, hydraulic components, conveyor systems, visual and mechanical sensors, precision bearings and lasers. The Company is not dependent upon any one supplier for raw materials or components used in the manufacture of automation and packaging machines and systems. Certain customers specify sole source suppliers for components of custom machines or systems. The Company believes there are adequate alternative sources of raw materials and components of sufficient quantity and quality.

AUTOMATION SEGMENT. Integrated systems to assemble and test various products are designed and manufactured at the Company's facilities in Illinois, Michigan, New York, Ohio, Pennsylvania, the United Kingdom and Germany where manufacturing activity primarily consists of fabrication and assembly and, to a lesser extent, machining. The facilities in Missouri house the machining and assembly operations primarily used in the manufacture of tools and dies, custom special machines and certain other integrated systems. A facility in Michigan and the United Kingdom manufacture the material handling systems. Another facility in Michigan houses the machining, assembly and test operations used in the manufacture of welding equipment and systems. A number of manufacturing technologies are employed at these facilities including: fabrication of stainless steel, direct numerically controlled machinery, computer generated surface modeling of contoured components and fully networked CAD/CAM capabilities.

PACKAGING SEGMENT. Special machines, integrated systems and related parts for the Company's tablet packaging and liquid-filling equipment are designed and assembled at the Company's facilities in Massachusetts, Illinois, Canada and two locations in the United Kingdom from components made to the Company's specifications by unaffiliated vendors. Rotary presses and related replacement parts are manufactured and are assembled at the Company's facilities in Pennsylvania and Kentucky. Special machines and integrated systems for the plastics packaging industry are primarily manufactured at the Company's manufacturing facility in Massachusetts which include machining, fabrication and assembly.


FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company operates predominantly in the business segments classified as Automation and Packaging. The Company's principal foreign operations consist of manufacturing, sales and service operations in Canada, the United Kingdom and Germany. For certain other financial information concerning the Company's business segments, foreign and domestic operations and export sales, see Item 8. Financial Statements and Supplementary Data.


CUSTOMERS

The majority of the Company's sales is attributable to repeat customers, some of which have been customers of the Company or its acquired businesses for over twenty years. The Company believes such repeat business is indicative of the Company's engineering capabilities, the quality of its products and overall customer satisfaction.

The  Company's  five  largest   customers   during  fiscal  1999  accounted  for
approximately 26% of the Company's consolidated net sales.

Certain purchasers of the Company's automation and packaging machines and systems make advance and progress payments to the Company in connection with the manufacture of machinery and systems.


BACKLOG

The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 27, 1999, the Company had $180.0 million of orders in backlog, which compares to a backlog of approximately $224.8 million as of June 28, 1998.

The Automation segment's backlog was $138.4 million as of June 27, 1999, a decrease of $46.0 million from the prior year. The reduced backlog reflects the continued delays and deferrals of orders of automation systems from customers in various industries, primarily automotive and lower orders from a significant customer in the electronics industry. Backlog for the Packaging segment increased $3.4 million, or 9.6%, to $38.1 million due primarily to an increase in the backlog of plastics processing equipment.

The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 2000.


COMPETITION

The market for the Company's automation and packaging machines and systems is highly competitive, with a large number of companies advertising the sale of production machines. However, the market for automation and packaging machinery and systems is fragmented and characterized by a number of industry niches in which few manufacturers compete. The Company's competitors vary in size and resources; most are smaller privately held companies or subsidiaries of larger companies, some of which are larger than the Company; and none competes with the Company in all product lines. In addition, the Company may encounter competition from new market entrants. The Company believes that the principal competitive factors in the sale of the Company's automation and packaging equipment and systems are quality, technology, on-time delivery, price and service. The Company believes that it competes favorably with respect to each of these factors.


ENGINEERING; RESEARCH AND DEVELOPMENT

The Company maintains engineering departments at all of its manufacturing locations. The Company employs more than 325 people with experience in the design of production equipment. In addition to design work relating to specific customer projects, the Company's engineers develop new products and product improvements designed to address the needs of the Company's target market niches and to enhance the reliability, efficiency, ease of operation and safety of its proprietary machines.


TRADEMARKS AND PATENTS

The Company and its subsidiaries own and maintain the registered trademarks AssemblyFlex(R), Fillit(R), Force-Flo(R), Force-Flo Feeder(R), Lakso(R), Merrill(R), Mid-West(R), Mid-West Automation(R), Pacer(R), Pharmaveyor(R), Reformer(R), S&K(R), Sencorp(R), Slat-Scan(R), Vali-Tab(R) and Versa Press(R). Registrations for Company trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

The Company also has the rights to use the unregistered trademarks Armac(TM), F.A.S.T.(TM), Hartridge(TM), Kalish(TM), Peer(TM), Stokes(TM) and Swiftpack(TM). All of the trademarks listed above are used in connection with the machines and systems marketed by the Automation and Packaging segments.

The Company applies for and maintains patents where the Company believes such patents are necessary to maintain the Company's interest in its inventions. The Company does not believe that any single patent or group of patents is material to either its Packaging business or its Automation business, nor does it believe that the expiration of any one or a group of its patents would have a material adverse effect upon its business or ability to compete in either line of business. The Company believes that its existing patent and trademark protection, however, provides it with a modest competitive advantage in the marketing and sale of its proprietary products.

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


EMPLOYEES

At the end of August 1999, the Company had approximately 2,800 employees. None of the Company's employees are covered under collective bargaining agreements. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be good.

ITEM 2.  PROPERTIES

     The Company's administrative headquarters are located in Springfield, Missouri. Set forth below is certain information with respect to the Company's manufacturing facilities.

                                           Square
                                           Footage          Owned/
           Location                     (approximate)       Leased         Lease Expiration         Products
           --------                     -------------       ------         ----------------         --------
AUTOMATION SEGMENT:

   Lebanon, Missouri                      300,000           Owned                                   Special machines, integrated
                                                                                                    systems, tools and dies

   Buffalo Grove, Illinois                205,000           Leased         July 31, 2003(1)         Integrated precision assembly
                                           20,000           Leased         February 28,             systems
                                                                           2000(2)

   Buckingham, England and                150,000           Owned                                   Integrated assembly and testing
      Gawcott, England                     40,000           Owned                                   systems

   Dayton, Ohio                           160,000           Leased         July 1, 2016(3)          Integrated assembly and testing
                                           23,000           Leased         August 1,2016            systems

   Rochester, New York                     87,000           Leased         Sept. 30, 2006 (3)       Integrated precision assembly
                                           26,000           Leased         July 31, 2002(3)         systems

   Livonia, Michigan                       86,000           Leased         July 1, 2000(4)          Integrated assembly and testing
                                           20,000           Leased         June 30, 2000(4)         systems

   Saginaw, Michigan                       83,000           Owned                                   Integrated assembly and testing
                                                                                                    systems

   Benton Harbor, Michigan                 70,500           Owned                                   Resistance and arc welding
                                                                                                    equipment and systems

   Erie, Pennsylvania                      56,000           Owned                                   High-speed assembly systems

   Neuweid, Germany                        33,000           Leased         September 13, 2003       Integrated assembly and testing
                                                                                                    systems

   Tucson, Arizona                         20,000           Leased         August 31, 2004(2)       Micron robotic assembly

PACKAGING SEGMENT:

   Hyannis, Massachusetts &               155,000           Owned                                   Plastics processing and
     Fall River, Massachusetts             37,000           Leased(7)                               packaging equipment

   Montreal, Quebec                        81,000           Leased         Aug. 14, 2017            Tablet packaging, liquid filling
                                                                                                    and tube filling equipment and
                                                                                                    systems

   Leominster, Massachusetts               60,000           Owned                                   Tablet packaging equipment and
                                                                                                    systems

   Louisville, Kentucky                    55,000           Owned                                   Tablet press parts and rebuild
                                                                                                    services

   Bristol, Pennsylvania                   43,000           Leased         May 31, 2000(1)          Rotary presses

   Niles, Illinois                         30,000           Leased         July 16, 2000(6)         Tablet counters

   Alcester, England                       22,000           Owned                                   Electronic counters

OTHER:

   Lebanon, Missouri                      200,000(5)        Owned                                   Metal products

(1) The Company has an option to renew such lease for one additional five-year term.

(2) The Company has an option to renew such lease for one additional term of three years.

(3) The Company has an option to renew such lease for two additional terms of five years.

(4) The Company has an option to renew such lease for one additional two-year term.

(5) Facility consists of two adjacent buildings of approximately 171,000 square feet and 29,000 square feet, respectively.

(6) The Company has an option to renew such lease for an additional two-year term and a second additional five-year term.

(7) The Company shut down this facility in July 1999. Lease expires January 31, 2000.

The Company also leases other office, warehouse and service facilities in Missouri, New Jersey, California, Canada, the United Kingdom, Germany and China. The Company anticipates no significant difficulty in leasing alternate space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of the Company's leased properties. The Company believes that its principal owned and leased manufacturing facilities will have sufficient capacity to accommodate future internal growth without major additional capital improvements.


ITEM 3.  LEGAL PROCEEDINGS

Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. At June 27, 1999, there were 18 such claims pending. The Company does not believe that the resolution of such suits, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company.

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

                            ------------------------


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this report, particularly the information appearing in Items 1, 3 and 7, includes forward-looking statements. These statements comprising all statements herein which are not historical are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", growth potential",
"objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, availability of credit at acceptable terms, and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including in the text of Items 1, 3 and 7, and in particular under the headings "Market Risk", "Seasonality and Fluctuations in Quarterly Results", Year 2000 Compliance" and "Cautionary Statements Regarding Forward-Looking Statements" under Item 7.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DTII". As of September 17, 1999, the number of record holders of common stock was 84. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock issued and outstanding at such date was approximately 2,600.

The following table sets forth, for the quarters indicated, the high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market and the cash dividends per share declared during such periods.

                         Sales Prices                   Quarterly Cash
                     High           Low                   Dividends
                   ------------------------         ----------------------

FISCAL 1999
Fourth quarter     $10 7/16       $ 6 3/4                   $0.02
Third quarter       18 11/16        5 1/8                   $0.02
Second quarter      19             15                       $0.02
First quarter       24 7/8         14 7/8                   $0.02

FISCAL 1998
Fourth quarter     $39            $25 5/8                   $0.02
Third quarter       38 3/4         32 1/8                   $0.02
Second quarter      34 1/4         27 1/2                   $0.02
First quarter       35 3/4         27 15/16                 $0.02

In conjunction with the September 1999 amendment to the credit facility, the Company suspended payments of quarterly dividends.

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                          Fiscal year ended
                                             --------------------------------------------------------------------------
                                              June 27,        June 28,        June 29,        June 30,        June 25,
                                                1999            1998            1997            1996            1995
                                             ----------      ----------      ----------      ----------      ----------
STATEMENT OF OPERATIONS DATA

Net sales                                    $ 442,084       $ 519,342       $ 396,110       $ 235,946       $ 147,369

Cost of sales                                  348,487         380,126         285,044         172,568         109,678
                                             ----------      ----------      ----------      ----------      ----------
Gross profit                                    93,597         139,216         111,066          63,378          37,691

Selling, general and administrative
  expenses                                      80,740          75,246          54,367          35,445          21,428

Restructuring charge (Note 14)                   2,500             ---             ---             ---             ---

Loss on sale of assets of Knitting
  Elements division (Note 3)                       ---           1,383             ---             ---             ---
                                             ----------      ----------      ----------      ----------      ----------

Operating income                                10,357          62,587          56,699          27,933          16,263

Interest expense, net                            7,742           6,509          11,088           4,799           1,849

Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary
  DT Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company                      5,012           5,012             251             ---             ---
                                             ----------      ----------      ----------      ----------      ----------

Income (loss) before income taxes and
  extraordinary loss                            (2,397)         51,066          45,360          23,134          14,414

Provision (benefit) for income taxes              (634)         20,182          18,979           9,643           5,964
                                             ----------      ----------      ----------      ----------      ----------
Income (loss) before extraordinary loss         (1,763)         30,884          26,381          13,491           8,450

Extraordinary loss, net(1)                         ---           1,200             324             ---             ---
                                             ----------      ----------      ----------      ----------      ----------
Net income (loss)                            $  (1,763)      $  29,684       $  26,057       $  13,491       $   8,450
                                             ==========      ==========      ==========      ==========      ==========
Diluted earnings (loss) per common
  share before extraordinary loss            $   (0.17)      $    2.49       $    2.41       $    1.50       $    0.94
                                             ==========      ==========      ==========      ==========      ==========
Diluted earnings (loss) per common share     $   (0.17)      $    2.40       $    2.38       $    1.50       $    0.94
                                             ==========      ==========      ==========      ==========      ==========
Diluted weighted average common shares
  outstanding                                   10,182          13,621          11,022           9,001           9,000
                                             ==========      ==========      ==========      ==========      ==========

BALANCE SHEET DATA

Working capital                              $ 103,056       $ 108,440       $  90,981       $  26,161       $  16,791

Total assets                                   456,787         460,002         395,196         233,843         159,263

Total debt                                     104,043          90,011          48,505          79,327          37,353

Company-obligated, mandatorily
  redeemable convertible preferred
  securities of subsidiary DT Capital
  Trust holding solely convertible
  junior subordinated debentures
  of the Company                                70,000          70,000          70,000             ---            ---

Stockholders' equity                           179,140         190,059         185,267          87,884         75,020


1 Reflects costs incurred of $2,000, less applicable income tax benefits of $800 in the fiscal year ended June 28, 1998 and costs incurred of $540, less applicable income tax benefits of $216 in the fiscal year ended June 29, 1997, related to the extinguishment and refinancing of debt by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the information under the caption "Management's Discussion and Analysis" on pages 17 through 28.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information under the caption "Market Risk" on pages 26 through 27.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and notes thereto on pages 29 through 49.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A definitive proxy statement is being filed with the Securities and Exchange Commission on or about October 6, 1999. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION

The information  required by this item is set forth under the caption "Executive
Compensation"  in  the  definitive  proxy   statement,   which   information  is
incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement, which information is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required by this item is set forth under the caption  "Certain
Transactions"  in  the  definitive  proxy   statement,   which   information  is
incorporated herein by reference thereto.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.   Financial Statements                                                  Page

     Consolidated Balance Sheets as of June 27, 1999 and June 28, 1998      30

     Consolidated Statement of Operations for the Fiscal Years Ended
     June 27, 1999, June 28, 1998 and June 29, 1997                         31

     Consolidated Statement of Changes in Stockholders' Equity for the
     Fiscal Years Ended June 27, 1999, June 28, 1998 and June 29, 1997      32

     Consolidated Statement of Cash Flows for the Fiscal Years Ended
     June 27, 1999, June 28, 1998 and June 29, 1997                         33

     Notes to Consolidated Financial Statements                             35

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

4.   Reports on Form 8-K

On May 6, 1999,  a Current  Report on Form 8-K was filed to report,  pursuant to
Item 5 thereof, the release of the Company's earnings for the three and nine months ended March 28, 1999.

On July 23, 1999, a Current Report on Form 8-K was filed to report,  pursuant to
Item 5 thereof, the release by the Company of its expectation of earnings for the three and twelve months ended June 27, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW

DT Industries, Inc. (DTI or the Company) was formed through a series of acquisitions beginning with the initial acquisitions of Detroit Tool Group, Inc. and the Peer Division of Teledyne, Inc. in 1992. Subsequent to those transactions, the Company or its subsidiaries completed a number of acquisitions. The acquisitions were elements of a strategic plan to acquire companies with proprietary products and manufacturing capabilities which had strong market and technological positions in the niche markets they served and furthered the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets has allowed it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions expanded the Company's base of customers and markets, creating greater opportunities for cross-selling among the various divisions of the Company. As a result of poor operating performance in fiscal 1999, the Company was required to negotiate an amendment to its existing $175 million multi-currency revolving and term credit facility. Part of the terms of the amendment included a reduction in the loan commitment as well as restrictions on acquisitions. As such, the Company's focus in fiscal 2000 will center on operational improvements to increase profitability. The Company has established goals for fiscal 2000 which focus on enhancing profitability through cost-containment measures, the right-sizing of operations, the implementation of performance metrics and the overall continuous improvement programs.

The Company has made the following acquisitions in the past three years which affected the results of operations:

       July 1996              Mid-West Automation Enterprises, Inc. (Mid-West)

       September 1996         Hansford Manufacturing Corporation (Hansford)

       July 1997              Lucas Assembly and Test Systems (LATS), renamed
                              Assembly Technology & Test (ATT)

       August 1998            Scheu & Kniss

In July 1999, the Company  completed the acquisition of certain net assets of C.
E. King, Ltd., a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2.1 million was primarily financed by borrowings under the Company's revolving credit facility. As the transaction occurred subsequent to the end of fiscal 1999, the balance sheet and results of operations of C. E. King are excluded from the fiscal 1999 consolidated balance sheet and results of operations of DTI. The pro forma effects of the acquisition of C. E. King assets on the Company's fiscal 1999 financial position are not material.


REVIEW OF FISCAL 1999 FINANCIAL RESULTS

Fiscal 1999 financial results were significantly below prior year and planned results. Fiscal 1999 was expected to be a transition year as a result of a significant reduction in business with our largest customer as they were reducing their capital spending due to adequate capacity. The Company had planned to replace a significant portion of this revenue decrease decrease with orders from new customers. However, fiscal 1999 orders were $396.7 million, or 21% below the prior year. Order activity reflected not only the lower activity of our largest customer but the softness in capital spending in many of our other key markets, including automotive, heavy equipment, agricultural equipment and appliance. The Company's financial results were below the prior year's results throughout the year due primarily to the lower sales levels and the resulting unfavorable manufacturing efficiencies. Selling, general and administrative expenses increased as the Company continued its pursuit of new business and development of new products and technologies.

In the fourth quarter of fiscal 1999, the Company reported a net loss of $7.1 million on sales of $113.5 million. The fourth quarter results of operations included special charges of $13 million. The special charges included a charge of $9.8 million to cost of goods sold related to cost, performance and collection issues on three automation projects, a $2.5 million restructuring charge and a $0.7 million bad debt reserve established for a receivable currently being pursued in a legal action. Excluding these special charges, the Company would have recorded approximately $1.1 million of net income in the fourth quarter versus $8.4 million for the prior year's fourth quarter.

The Company has taken various actions to contain costs and improve profitability reflected in the restructuring charge in the fourth quarter. These actions include management changes at under-performing units, reductions in work force throughout the company and the closing of underutilized facilities. Project issues which lowered earnings in fiscal 1999 have been reviewed and changes implemented in methods and controls in an effort to mitigate these risks in the future. The Company has taken a very conservative view of fiscal 2000 with a focus on cost control, the right sizing of operations and the improvement of profitability.

For a better understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

The Company primarily operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment including thermoforming, blister packaging, heat sealing and foam extrusion.

Set forth below is certain financial data relating to each business segment. Prior years' data has been restated to reflect segment presentation in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                                                          Fiscal year ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
(in thousands)                               ----------      ----------      ----------
NET SALES
   Automation                                $ 299,787       $ 355,052       $ 248,213
   Packaging                                   109,487         116,803         100,435
   Other                                        32,810          47,487          47,462
                                             ----------      ----------      ----------
      Total                                  $ 442,084       $ 519,342       $ 396,110
                                             ==========      ==========      ==========

GROSS PROFIT
   Automation                                $  53,385       $  90,275       $  64,720
      Gross margin                                17.8%           25.4%           26.1%

   Packaging                                    36,563          40,439          35,495
      Gross margin                                33.4%           34.6%           35.3%

   Other                                         3,649           8,502          10,851
      Gross margin                                11.1%           17.9%           22.9%
                                             ----------      ----------      ----------
         Total gross profit                  $  93,597       $ 139,216       $ 111,066
         Total gross margin                       21.2%           26.8%           28.0%
                                             ==========      ==========      ==========

OPERATING INCOME

   Automation                                $   5,573       $  47,436       $  39,629
      Operating margin                             1.9%           13.4%           16.0%

   Packaging                                    12,439          20,801          17,158
      Operating margin                            11.4%           17.8%           17.1%

   Other                                         1,765           3,391          6,966
      Operating margin                             5.4%            7.1%           14.7%

   Corporate                                    (9,420)         (9,041)         (7,054)
                                             ----------      ----------      ----------
      Total operating income                 $  10,357       $  62,587       $  56,699
      Total operating margin                       2.3%           12.1%           14.3%
                                             ==========      ==========      ==========

DEPRECIATION AND AMORTIZATION EXPENSE

   Automation                                $   9,426       $   8,714       $   6,327

   Packaging                                     3,595           2,793           2,564

   Other                                         1,496           1,491           1,258

   Corporate                                       947             752             904
                                             ----------      ----------      ----------
      Total                                  $  15,464       $  13,750       $  11,053
                                             ==========      ==========      ==========

CAPITAL EXPENDITURES

   Automation                                $   3,889       $   9,441       $   6,654

   Packaging                                     9,327           3,313             770

   Other                                         1,624           3,459           3,806

   Corporate                                     1,063           1,101             620
                                             ----------      ----------      ----------
      Total                                  $  15,903       $  17,314       $  11,850
                                             ==========      ==========      ==========

IDENTIFIABLE ASSETS

   Automation                                $ 272,816       $ 299,423       $ 240,396

   Packaging                                   155,573         128,616         116,941

   Other                                        21,325          25,170          34,812

   Corporate                                     7,073           6,793           3,047
                                             ----------      ----------      ----------
      Total                                  $ 456,787       $ 460,002       $ 395,196
                                             ==========      ==========      ==========

The percentage of completion method of accounting is used by the Company to recognize revenues and related costs. Under the percentage of completion method, revenues for customer contracts are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours or, for certain customer contracts, the ratio of total costs incurred to date to total estimated costs. Any revisions in the estimated total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known.

Costs and related expenses to manufacture the products are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Gross margin may vary from year to year as a result of the variations in profitability of contracts for large orders of automated production systems or special machines. In addition, changes in the product mix in a given period affect gross margin.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                          Fiscal year ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
Net sales                                      100.0%          100.0%          100.0%

Cost of sales                                   78.8            73.2            72.0
                                             ----------      ----------      ----------
Gross profit                                    21.2            26.8            28.0

Selling, general and administrative
   expenses                                     18.3            14.5            13.7

Restructuring charge                             0.6             ---             ---

Loss on sale of assets of Knitting
   Elements division                             ---             0.2             ---
                                             ----------      ----------      ----------
Operating income                                 2.3            12.1            14.3

Interest expense                                 1.7             1.3             2.8

Dividends on Company-obligated,
   mandatorily redeemable convertible
   preferred securities of subsidiary
   DT Capital Trust holding solely
   convertible junior subordinated
   debentures of the Company                     1.1             1.0             0.1
                                             ----------      ----------      ----------
Income (loss) before provision for income
   taxes and extraordinary loss                 (0.5)            9.8            11.4

Provision (benefit) for income taxes            (0.1)            3.9             4.8
                                             ----------      ----------      ----------
Income (loss) before extraordinary loss         (0.4)            5.9             6.6

Extraordinary loss on debt refinancing           ---             0.2             0.1
                                             ----------      ----------      ----------
Net income (loss)                               (0.4)%           5.7%            6.5%
                                             ==========      ==========      ==========

                       FISCAL 1999 COMPARED TO FISCAL 1998

Consolidated net sales decreased $77.2 million, or 14.9%, to $442.1 million for the year ended June 27, 1999 from $519.3 million for the year ended June 28, 1998. Net sales by segment were as follows (in millions):

               Twelve Months Ended     Twelve Months Ended
                  June 27, 1999           June 28, 1998           (Decrease)
               -------------------     -------------------     -----------------

Automation           $299.8                  $355.0                $(55.2)

Packaging             109.5                   116.8                  (7.3)

Other                  32.8                    47.5                 (14.7)
               -------------------     -------------------     -----------------
                     $442.1                  $519.3                $(77.2)
               ===================     ===================     =================

Excluding the incremental sales of $9.5 million from the acquisition of ATT in July 1997, Automation segment sales decreased $64.7 million, or 18.2% from the year ended June 28, 1998. Decreased Automation segment revenues resulted primarily from lower sales to the electronics industry. Sales to a significant electronics customer were down substantially in the year ended June 27, 1999 as compared to the year ended June 28, 1998. Soft order activity throughout the Automation segment during fiscal 1999 due to continued delays on certain projects also contributed to the decreased sales revenues compared to the prior year to customers in the appliance, automotive and heavy equipment industries.

Excluding the incremental sales of $5.5 million from the acquisition of S&K in August 1998, Packaging segment sales decreased $12.8 million, or 11.0% from the year ended June 28, 1998 primarily from lower sales of plastics processing equipment, particularly foam extrusion systems to international markets. Sales of tablet counting and packaging systems to the pharmaceutical and nutritional industries, which had been strong throughout the first three quarters of fiscal 1999, decreased during the fourth quarter resulting in sales slightly below the prior year level.

The decreased revenues from the Company's other businesses reflect the sale of the Knitting Elements business in May 1998 combined with significantly lower sales of parts to agricultural equipment customers. An economic downturn in the agricultural equipment industry has resulted in the decreased revenues from sales of precision metal stampings and fabrications to several customers serving this market. Also, certain other customers of the precision metal stamping and fabricating business have been eliminated through planned attrition and product changes. These decreases were partially offset by strong sales to customers in the transportation industry.

Gross profit decreased $45.6 million, or 32.8%, to $93.6 million for the year ended June 27, 1999 from $139.2 million for the year ended June 28, 1998. The gross margin decreased to 21.2% from 26.8% due to substantial losses on certain assembly systems and welding systems projects reflecting cost overruns and production difficulties, manufacturing inefficiencies resulting from the lower volume of manufacturing activity and unfavorable product mix changes in the Company's customer base as compared to the prior year. Based on facts and circumstances occurring or culminating in the fourth quarter of fiscal 1999, the Company recorded a charge of $9.8 million to cost of goods sold in the fourth quarter related to three automation projects to revise cost estimates to reflect additional costs anticipated to bring the projects up to contract specifications, to reflect anticipated final billings to recoup costs of modifications incurred during the production process, and on one of the projects, to reflect warranty costs expected to support the manufacturing systems through the initial year of production.

Decreased margins in the Packaging segment reflect cost overruns and production inefficiencies, primarily during the first six months of fiscal 1999, on plastics processing equipment. This decrease was partially offset by improved margins on sales of tablet counting and packaging machinery. Margins of the Company's metal stamping and fabrication business declined due to lower manufacturing efficiencies resulting from the lower level of manufacturing activity and unfavorable product mix issues compared to the prior year.

SG&A expenses increased $5.5 million, or 7.3%, to $80.7 million for the year ended June 27, 1999 from $75.2 million for the year ended June 28, 1998. As the Company continued to focus on sales and marketing efforts in order to extend its customer base, the sales force was expanded contributing to increased expenditures for travel and quoting costs. The Company has also increased its participation in trade shows and other industry events. Research and development activities were also increased during fiscal 1999 as compared to the prior year in order to bolster the Company's technological position and create new products and services. The Company also took a charge of $0.7 million to SG&A expense in the fourth quarter of fiscal 1999 related to a receivable that is currently being pursued in a legal action. As a percentage of consolidated net sales, SG&A expenses increased to 18.3% from 14.5% in fiscal 1998. The Company has taken steps to maintain current levels of SG&A expenses.

During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2.5 million for severance costs associated with management changes and workforce reductions, idle facility costs resulting from the lower level of order activity and non-cash asset writedowns. The charge includes severance costs of $1.7 million, idle facility costs of $0.4 million and $0.4 million of asset writedowns and other charges. The Company has utilized $0.4 million of the reserve as of June 27, 1999 resulting in a remaining reserve of $2.1 million which is expected to be used during fiscal 2000. The Company continues to review current operations with a goal of further cost cuts and other measures to streamline operations and enhance profitability.

Operating income decreased $52.2 million, or 83.4%, to $10.4 million for the year ended June 27, 1999 from $62.6 million for the year ended June 28, 1998, as a result of the factors noted above. The operating margin decreased to 2.3% from 12.3%, excluding the effect of a $1.4 million non-recurring, non-cash charge related to the sale of the Company's non-core Knitting Elements division, in the prior year.

Interest expense increased to $7.7 million for the year ended June 27, 1999 from $6.5 million for the year ended June 28, 1998. The increase in interest expense primarily reflects the increased level of debt associated with the stock repurchase program and the August 1998 acquisition of S&K. The stock repurchase program was terminated in September 1999.

The Company paid $5.0 million of dividends on the Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior subordinated debentures of the Company (Convertible Preferred Securities) for the years ended June 27, 1999 and June 28, 1998. Effective September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred.

Income before extraordinary loss decreased $32.7 million for the year ended June 27, 1999 from $30.9 million for the year ended June 28, 1998 to a loss of ($1.8 million). An extraordinary loss was recognized in fiscal 1998 for costs incurred of $2.0 million, less applicable income tax benefits of $0.8 million, related to the refinancing of debt in July 1997. Basic and diluted loss per share before the extraordinary loss were $0.17 for the year ended June 27, 1999 versus basic and diluted earnings per share of $2.73 and $2.49, respectively, for the year ended June 28, 1998. Basic weighted average shares outstanding for the year ended June 27, 1999 were 10.1 million versus 11.3 million for the year ended June 28, 1998. The decrease reflects the purchase of 1.4 million shares of the Company's stock since May 1998. Diluted weighted average shares outstanding for the year ended June 27, 1999 were 10.2 million versus 13.6 million for the year ended June 28, 1998. The decrease primarily reflects the exclusion of antidilutive convertible securities and the repurchase of the Company's stock.

                       FISCAL 1998 COMPARED TO FISCAL 1997

Consolidated net sales increased $123.2 million, or 31.1%, to $519.3 million for the year ended June 28, 1998, from $396.1 million for the year ended June 29, 1997. Net sales by segment were as follows (in millions):

               Twelve Months Ended     Twelve Months Ended
                  June 28, 1998           June 29, 1997           (Increase)
               -------------------     -------------------     -----------------

Automation           $355.0                  $248.2                 $106.8

Packaging             116.8                   100.4                   16.4

Other                  47.5                    47.5                    ---
               -------------------     -------------------     -----------------
                     $519.3                  $396.1                 $123.2
               ===================     ===================     =================

Of the $123.2 million increase in sales, $107.4 million was due to the incremental sales of recently acquired businesses offset by the reduction in sales from the disposition of the Knitting Elements division, with the remaining $15.8 million, or 4.0%, relating to increased sales from existing businesses. Recently acquired businesses included Hansford in September 1996 and ATT in July 1997. The increase in sales by the Automation segment was due to $108.9 million in incremental sales from recently acquired businesses offset by a slight decrease in sales from existing businesses. The decrease was the result of less sales of automated assembly and test systems reflecting decreased revenues from certain customers in the electronics industry partially offset by the growth in sales of welding systems, custom build-to-print machines and sales of systems to customers in the automotive industry. Packaging segment sales increased due to the growth in sales of packaging systems, including thermoforming and extrusion systems and liquid and tablet packaging lines.

Gross profit increased $28.1 million, or 25.3%, to $139.2 million for the year ended June 28, 1998, from $111.1 million for the year ended June 29, 1997, as a result of the sales increases discussed above. The gross margin decreased to 26.8% from 28.0%, primarily as a result of the effects of acquired businesses. Gross margin exclusive of acquired operations decreased to 27.7%, primarily reflecting the decline in the gross margin of the Company's precision metal stamping and fabrication business.

SG&A expenses increased $20.8 million, or 38.4%, to $75.2 million for the year ended June 28, 1998 from $54.4 million for the year ended June 29, 1997. The increase was primarily due to recently acquired businesses, with the remaining increase the result of personnel additions, increased costs related to compensation and incentive programs, professional fees, commissions and travel costs, most of which related to the overall growth of the Company. The additional professional fees pertained to the selection of the core business system and various tax and human resource consulting projects. As a percentage of consolidated net sales, SG&A expenses increased to 14.5% from 13.7%.

On May 1, 1998, the Company sold substantially all of the assets of its non-core Knitting Elements division for $9.4 million. DTI incurred a non-recurring, non-cash operating charge of $1.4 million related to the sale. The loss, net of the estimated tax benefit, lowered diluted earnings per share by $0.06.

Operating income increased $5.9 million, or 10.4%, to $62.6 million for the year ended June 28, 1998 from $56.7 million for the year ended June 29, 1997, as a result of the factors noted above. Excluding the Knitting Elements divestiture, the operating margin decreased to 12.3% from 14.3% in the prior year as a result of the lower operating margins of recently acquired businesses and factors discussed above.

Interest expense decreased to $6.5 million for the year ended June 28, 1998 from $11.1 million for the year ended June 29, 1997. The decrease in interest expense is the result of the public offering of common stock in November 1996, the Convertible Preferred Securities offering in June 1997 and operating cash flow in fiscal 1998 which allowed the Company to retire debt.

Income before extraordinary loss increased to $30.9 million for the year ended June 28, 1998 from $26.4 million for the year ended June 29, 1997 as a result of the factors noted above. The Company recognized extraordinary losses of $2.0 million and $0.5 million, less applicable income tax benefits of $0.8 million and $0.2 million, respectively, relating to the refinancing of debt in July 1997 and July 1996, respectively.

Basic and diluted earnings per share before the extraordinary loss were $2.73 and $2.49, respectively, for the year ended June 28, 1998 versus $2.55 and $2.41, respectively for the year ended June 29, 1997. Basic weighted average shares outstanding for the year ended June 28, 1998 were 11.3 million versus

10.3 million for the year ended June 29, 1997. The increase is primarily the result of the 2.25 million shares of common stock issued in a public offering in November 1996. Diluted weighted average shares outstanding for the year ended June 28, 1998 were 13.6 million versus 11.0 million for the year ended June 29, 1997. The increase reflects the 2.25 million shares of common stock issued in a public offering in November 1996 and the assumed conversion of the Convertible Preferred Securities.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $28.2 million and $43.8 million during fiscal 1999 and 1998, respectively. During fiscal 1997, net cash used by operating activities was approximately $0.7 million. Net income
(loss) plus non-cash operating charges provided $13.0 million, $47.0 million and $40.3 million of operating cash flow in fiscal 1999, 1998 and 1997, respectively.

Working capital balances decreased $15.2 million during fiscal 1999 due primarily to a significant decrease in accounts receivable from June 28, 1998 partially offset by an unfavorable change in inventory balances primarily in the Packaging segment. The decrease in accounts receivable, which relates primarily to the Automation segment, reflects the lower level of manufacturing activity in the fourth quarter of fiscal 1999 versus the comparable period in 1998 and the Company's increased efforts throughout fiscal 1999 to collect outstanding receivables. Inventories of plastics processing equipment have risen to a more constant level after strong shipments late in fiscal 1998 had decreased inventories to below normal amounts. The Company also began stocking some standard packaging machinery during fiscal 1999 to reduce lead times and maintain manufacturing efficiencies.

For the fiscal year ended June 28, 1998, net increases in working capital balances used operating cash of $3.2 million. The increase in working capital from June 29, 1997 reflects the growth in the packaging systems businesses, primarily contributing to an increase in inventory and costs and earnings in excess of amounts billed. These increases were partially offset by the lower level of manufacturing activity related to certain electronics customers, contributing to the overall decrease in accounts receivable.

In fiscal 1997, working capital balances increased $41.0 million primarily due to a $26.5 million increase in accounts receivable and a $7.2 million increase in inventory. These increases were driven by the increased level of manufacturing activity and a trend toward larger dollar value and longer lead time projects as well as the strong level of shipments in the final months of the year.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the year ended June 27, 1999, the Company borrowed $7.7 million on its revolving credit facility and raised another $6.5 million primarily through the issuance of Bonds, as discussed below. These funds were combined with the $28.2 million of cash generated from operations and used to finance the acquisition of Scheu & Kniss for $10.4 million, repurchase $10.0 million of the Company's stock, pay dividends of $0.8 million and finance capital expenditures of $15.9 million. The Company purchased 1.4 million shares of its stock at a total cost of $34.4 million under the stock repurchase program since May 1998. The stock repurchase program was terminated in September 1999.

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. One of the directors of the Company was a controlling shareholder of Kalish prior to its acquisition by the Company.

On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., participated in the issueance of $7.0 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 3.65% as of June 27, 1999. The proceeds from the Bonds are held in trust until needed for the expansion.  Approximately  $5.2 million
has been received from the Bonds as of June 27, 1999. The Company was not in compliance with certain financial covenants in one of the bond documents as of June 27, 1999. In September 1999, the Company completed an amendment to the relevant bond document, providing, among other things, for the permanent waiver of the covenant defaults as of June 27, 1999, the establishment of revised financial covenants and other requirements, including the furnishing of additional collateral.

In May 1999, the Company's Board of Directors authorized purchases of up to 2 million shares of the Company's common stock. Through June 27, 1999, the Company has repurchased 1,401,100 shares of its common stock at a total cost of $34,430. The repurchased shares are being used for employee stock option programs. In conjunction with the negotiations of the amended credit facility discussed below, the Company has agreed that it will make no further repurchases of common stock. As a result, the stock repurchase program was terminated in September 1999. No purchases of the Company's common stock were made under the repurchase plan after June 27, 1999.

On July 21, 1997, the Company replaced the Second Amended and Restated Credit Facilities Agreement and the foreign currency denominated term facility then outstanding with a $175 million multi-currency revolving and term credit facility. The multi-currency facility provides a $10 million Canadian term loan and a $165 million revolving credit facility, which includes an approximate $80 million sub-limit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. At June 27, 1999, interest rates on the multi-currency credit facility ranged from 3.21% to 7.75%. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. In conjunction with entering into the credit facility, the Company recognized an extraordinary loss in July 1997 of $1.2 million attributable to the write-off of $2.0 million of unamortized deferred financing fees, net of related $0.8 million tax benefit.

The Company was not in compliance with certain financial covenants within the credit agreement as of June 27, 1999. In September 1999 the Company completed an amendment to the credit facility. The total line of credit as amended is $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. The facility will be increased to $140 million if the Company meets certain operating cash flow targets during the first six months of fiscal 2000. Borrowings under the amended credit facility will bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, will mature on April 2, 2001. Borrowings under the amended credit facility will be secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility provides a permanent waiver of the events of default as of June 27, 1999 and establishes a revised set of financial and other covenants and restrictions, including prohibitions of acquisitions and payment of dividends without the consent of the lenders.

On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72.2 million aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of Common Securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67.8 million were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997.

In conjunction with the negotiation of the amendment to the credit facility in September 1999, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. The amended credit facility requires that such deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred and DTI will not declare or pay dividends on its common stock.

During fiscal 1997, the Company also completed the public offering of 2.25 million shares of its common stock at a price to the public of $34.50 per share, raising $73.5 million after deducting issuance costs. The proceeds received by the Company from the offering were used to reduce indebtedness.

In July 1999, the Company completed the acquisition of certain of the net assets of C. E. King, Ltd., a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2.1 million was primarily financed by borrowings under the Company's revolving credit facility. As the transaction occurred subsequent to the end of fiscal 1999, the balance sheet and results of operations of the C. E. King assets are excluded from the fiscal 1999 consolidated balance sheet and results of operations of DTI. The pro forma effects of the acquisition of C. E. King assets on the Company's fiscal 1999 financial position are not material.

Capital expenditures were $15.9 million in fiscal 1999. Management anticipates that capital expenditures for fiscal 2000 will range from approximately $10 million to $12 million. This includes recurring replacement or refurbishment of machinery and equipment and purchases to improve production methods or processes or to expand manufacturing capabilities. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

The Company paid quarterly cash dividends of $0.02 per share on September 15, 1998, December 15, 1998, March 15, 1999 and June 15, 1999 to stockholders of record on August 31, 1998, November 30, 1998, March 5, 1999, and May 31, 1999, respectively. The future payment of quarterly dividends has been suspended.

Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements.


BACKLOG

The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 27, 1999, the Company had $180.0 million of orders in backlog, which compares to a backlog of approximately $224.8 million as of June 28, 1998.

Automation segment backlog was $138.4 million as of June 27, 1999, a decrease of $46.0 million from the prior year. The reduced backlog reflects the continued delays and deferrals of orders of automation systems from customers in various industries, primarily automotive, and lower orders from a significant customer in the electronics industry. Backlog for the Packaging segment increased $3.4 million, or 9.6%, to $38.1 million due primarily to an increase in the backlog of plastics processing equipment.

The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 2000.


FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its subsidiaries in Canada, the United Kingdom and Germany. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located. Foreign operations accounted for approximately $89.1 million, $91.9 million and $28.0 million of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. Earnings from operations for the Company's foreign operations were $11.1 million, $8.8 million and $5.4 million in fiscal 1999, 1998 and 1997, respectively.

MARKET RISK

In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company hedges certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively (see Liquidity and Capital Resources). The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements, to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company holds no material derivative financial instruments at June 27, 1999. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.


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


NEW ACCOUNTING PRONOUNCEMENTS

In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 requires the components of comprehensive income to be disclosed in the financial statements. SFAS 131 requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. Required disclosures have been made and prior years' information has been restated for the impact of SFAS Statements 130 and 131.

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

The Company utilizes software and related computer technologies essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established and is implementing a plan, primarily utilizing internal resources, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company has completed the assessment and remediation phases of its year 2000 plan, including a combination of repair and replacement of affected systems. The Company is presently developing contingency plans for various aspects of operations.

For substantially all of the Company's internal systems, this remediation was an incidental consequence of the ongoing implementation of a new integrated core business system. The testing phase is in process and should be completed by October 1, 1999. Critical systems have been tested to be compliant.

The total incremental cost of this project, comprised primarily of the costs of the implementation of a new integrated core business system includes costs of approximately $3.5 million incurred in fiscal year 1998 and expenditures in fiscal year 1999 of approximately $4.0 million which were included in the Company's capital expenditures plan.

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


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained herein, particularly the information appearing in the Letter to Shareholders and in this section under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Outlook", "Market Risk" and "Year 2000 Compliance" includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms and possible future acquisitions that may not be complementary or additive. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the heading "Seasonality and Fluctuations in Quarterly Results".

STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of DT Industries, Inc., have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgements.

Management has established and maintains a system of internal control designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. The system of internal control includes widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. As part of their audit of the Company's fiscal 1999 consolidated financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

The Board of Directors pursues its responsibility for the Company's financial reporting through its Audit and Finance Committee, which is composed entirely of outside directors. The Audit and Finance Committee meets periodically with the independent accountants and management. The independent accountants have direct access to the Audit and Finance Committee, with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

Stephen J. Gore
President and Chief Executive Officer

Bruce P. Erdel
Senior Vice President, Finance and Administration


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DT Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DT Industries, Inc. and its subsidiaries at June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
St. Louis, Missouri

August 6, 1999, except for
Note 17 which is as of
September 27, 1999

Consolidated Balance Sheets
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                     June 27,        June 28,
                                                       1999            1998
                                                    ----------      ----------
ASSETS
   Current assets:

      Cash                                          $  10,487       $   6,915

      Accounts receivable, net                         50,691          75,634

      Costs and estimated earnings in excess of
         amounts billed ($219,645 and $187,221,
         respectively) on uncompleted contracts        64,894          66,910

      Inventories, net                                 56,876          48,755

      Prepaid expenses and other                       12,320           8,931
                                                    ----------      ----------
         Total current assets                         195,268         207,145

   Property, plant and equipment, net                  77,402          69,183

   Goodwill, net                                      180,066         177,578

   Other assets, net                                    4,051           6,096
                                                    ----------      ----------
                                                    $ 456,787       $ 460,002
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:

      Current portion of long-term debt             $     384       $      55

      Accounts payable                                 37,507          33,627

      Customer advances                                15,066          13,573

      Billings in excess of costs and
         estimated earnings ($52,828
         and $87,703 respectively) on
         uncompleted contracts                          6,837           8,218

      Accrued liabilities                              32,418          43,232
                                                    ----------      ----------
         Total current liabilities                     92,212          98,705
                                                    ----------      ----------

   Long-term debt                                     103,659          89,956

   Deferred income taxes                                8,376           7,827

   Other long-term liabilities                          3,400           3,455
                                                    ----------      ----------
                                                      115,435         101,238
                                                    ----------      ----------

   Commitments and contingencies (Note 10)

   Company-obligated, mandatorily redeemable
      convertible preferred securities of
      subsidiary DT Capital Trust holding solely
      convertible junior subordinated debentures
      of the Company                                   70,000          70,000
                                                    ----------      ----------
   Stockholders' equity:

      Preferred stock, $0.01 par value;
         1,500,000 shares authorized;
         no shares issued and outstanding

      Common stock, $0.01 par value;
         100,000,000 shares authorized;
         10,107,274 and 10,502,762 shares
         issued and outstanding,
         respectively                                     113             113

      Additional paid-in capital                      133,348         134,608

      Retained earnings                                77,984          80,561

      Cumulative translation adjustment                (1,527)           (778)

      Less -
         Treasury stock (1,268,488 and
            873,000 shares at June 27, 1999
            and June 28, 1998, respectively),
            at cost                                   (30,778)        (24,445)
                                                    ----------      ----------
         Total stockholders' equity                   179,140         190,059
                                                    ----------      ----------
                                                    $ 456,787       $ 460,002
                                                    ==========      ==========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Operations
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
Net sales                                    $ 442,084       $ 519,342       $ 396,110

Cost of sales                                  348,487         380,126         285,044
                                             ----------      ----------      ----------
Gross profit                                    93,597         139,216         111,066

Selling, general and administrative
   expenses                                     80,740          75,246          54,367

Restructuring charge (Note 14)                   2,500             ---             ---

Loss on sale of assets of Knitting Elements
   division (Note 3)                               ---           1,383             ---
                                             ----------      ----------      ----------
Operating income                                10,357          62,587          56,699

Interest expense, net                            7,742           6,509          11,088

Dividends on Company-obligated,
   mandatorily redeemable convertible
   preferred securities of subsidiary
   DT Capital Trust holding solely
   convertible junior subordinated
   debentures of the Company,
   at 7.16% per annum                            5,012           5,012             251
                                             ----------      ----------      ----------
Income (loss) before provision for
   income taxes and extraordinary loss          (2,397)         51,066          45,360

Provision (benefit) for income taxes              (634)         20,182          18,979
                                             ----------      ----------      ----------
Income (loss) before extraordinary loss         (1,763)         30,884          26,381

Extraordinary loss on debt refinancing,
   net of income tax benefits of $800
   and $216, respectively                          ---           1,200             324
                                             ----------      ----------      ----------
Net income (loss)                            $  (1,763)      $  29,684       $  26,057
                                             ==========      ==========      ==========

Basic earnings per common share:

   Income (loss) before extraordinary loss   $   (0.17)      $    2.73       $    2.55

   Extraordinary loss                              ---            0.10            0.03
                                             ----------      ----------      ----------
   Net income (loss)                         $   (0.17)      $    2.63       $    2.52
                                             ==========      ==========      ==========

Diluted earnings per common share:

   Income (loss) before extraordinary loss   $   (0.17)      $    2.49       $    2.41
   Extraordinary loss
                                                   ---            0.09            0.03
                                             ----------      ----------      ----------
   Net income (loss)                         $   (0.17)      $    2.40       $    2.38
                                             ==========      ==========      ==========

Weighted average common shares outstanding:

   Basic                                     10,149,215      11,297,409      10,349,444

   Diluted                                   10,181,800      13,621,481      11,022,080
                                             ==========      ==========      ==========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of
Changes in Stockholders' Equity
(In thousands)
--------------------------------------------------------------------------------

                                                                                       Accumulated
                                                        Additional                       other                            Total
                                           Common        paid-in        Retained      comprehensive      Treasury      stockholder's
                                           stock         capital        earnings         income           stock           equity
                                         ----------     ----------     ----------     -------------     ----------     -------------
BALANCE, JUNE 30, 1996                   $      90      $  61,255      $  26,539       $      ---        $    ---        $  87,884

Comprehensive income:

   Net income; total comprehensive
      income                                                              26,057                                            26,057

Issuance of common stock                        23         73,474                                                           73,497

Exercise of stock options                                     678                                                              678

Payments on stock subscriptions
   receivable                                                 213                                                              213

Issuance costs of Company-obligated
   mandatorily redeemable convertible
   preferred securities of subsidiary
   DT Capital Trust holding solely
   convertible junior subordinated
   debentures of the Company                               (2,250)                                                          (2,250)

Dividends declared and paid                                                 (812)                                             (812)
                                         ----------     ----------     ----------     -------------     ----------     -------------
BALANCE, JUNE 29, 1997                         113        133,370         51,784              ---             ---          185,267
                                         ----------     ----------     ----------     -------------     ----------     -------------
Comprehensive income:

   Net income                                                             29,684

   Foreign currency translation                                                              (778)

      Total comprehensive income                                                                                            28,906

Exercise of stock options                                   1,119                                                            1,119

Payments on stock subscriptions                               119                                                              119

Dividends declared and paid                                                 (907)                                             (907)

Stock repurchase                                                                                          (24,445)         (24,445)
                                         ----------     ----------     ----------     -------------     ----------     -------------
BALANCE, JUNE 28, 1998                         113        134,608         80,561             (778)        (24,445)         190,059
                                         ----------     ----------     ----------     -------------     ----------     -------------
Comprehensive income:

   Net income (loss)                                                      (1,763)

   Foreign currency translation                                                              (749)

      Total comprehensive income                                                                                            (2,512)

Dividends declared and paid                                                 (814)                                             (814)

Treasury stock activity                                    (1,260)                                          3,652            2,392

Stock repurchase                                                                                           (9,985)          (9,985)
                                         ----------     ----------     ----------     -------------     ----------     -------------
BALANCE, JUNE 27, 1999                   $     113      $ 133,348      $  77,984       $   (1,527)      $ (30,778)      $  179,140
                                         ==========     ==========     ==========     =============     ==========     =============


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(In thousands)
--------------------------------------------------------------------------------

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                         $  (1,763)      $  29,684       $  26,057

   Adjustments to reconcile net
      income (loss) to net cash
      provided (used) by operating
      activities:

      Depreciation                              10,075           8,279           5,955

      Amortization                               5,389           5,471           5,098

      Deferred income tax provision               (707)            203           2,612

      Loss on debt refinancing                                   2,000             540

      Loss on sale of assets of Knitting
         Elements division                                       1,383

   (Increase) decrease in current assets,
      excluding the effect of acquisitions:

      Accounts receivable                       20,894           4,127         (26,482)

      Costs and earnings in excess of
         amounts billed                          2,016            (979)         (2,935)

      Inventories                               (6,115)         (3,083)         (7,212)

      Prepaid expenses and other                (1,340)          1,414           3,016

   Increase (decrease) in current
      liabilities, excluding
      the effect of acquisitions:

      Accounts payable                           7,549          (3,884)         (3,015)

      Customer advances                          1,323          (2,460)         (4,300)

      Billings in excess of costs
         and earnings on
         uncompleted contracts                  (1,345)          1,047           2,115

      Accrued liabilities                       (7,715)            981            (693)

      Other                                        (18)           (356)         (1,463)
                                             ----------      ----------      ----------
         Net cash provided (used)
         by operating activities                28,243          43,827            (707)
                                             ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                        (15,903)        (17,314)        (11,850)

   Acquisition of Scheu & Kniss net assets     (10,352)

   Acquisition of Lucas Assembly and Test
      Systems net assets, net of cash
      acquired of $91                                          (46,721)

   Proceeds from the sale of assets of
      Knitting Elements division                                 9,375

   Acquisition of Mid-West stock and
      Hansford stock, net of cash
      acquired of $21,573                                                      (92,756)

   Other                                        (1,778)
                                             ----------      ----------      ----------
      Net cash used in investing activities    (28,033)        (54,660)       (104,606)
                                             ----------      ----------      ----------

(continued)

See accompanying Notes to Consolidated Financial Statements.

(In thousands)
--------------------------------------------------------------------------------

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings from revolving loans       $   7,683       $  89,986       $     918

   Proceeds from issuance of term debt           6,544                          96,708

   Payments on borrowings                         (277)        (49,220)       (129,518)

   Debt issuance costs                                            (947)         (2,510)

   Net proceeds from issuance of
      Company-obligated, mandatorily
      redeemable convertible preferred
      securities of subsidiary DT Capital
      Trust holding solely convertible
      junior subordinated debentures
      of the Company                                                            67,750

   Payments for repurchase of stock             (9,985)        (24,445)

   Net proceeds from issuance of common stock      119           1,119          74,175

   Payments on stock subscriptions receivable                      119             213

   Dividends paid on common stock                 (814)           (907)           (812)
                                             ----------      ----------      ----------
      Net cash provided by financing
         activities                              3,270          15,705         106,924
                                             ----------      ----------      ----------
Effect of exchange rate changes                     92            (778)            ---
                                             ----------      ----------      ----------
Net increase in cash                             3,572           4,094           1,611

Cash and cash equivalents at
   beginning of period                           6,915           2,821           1,210
                                             ----------      ----------      ----------
Cash and cash equivalents at end of period   $  10,487       $   6,915       $   2,821
                                             ==========      ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid (received) during the period for:

      Interest                               $   7,161       $   6,233       $  10,630

      Income taxes                           $  (1,674)      $  11,447       $  16,497


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased Scheu & Kniss in fiscal 1999; Lucas Assembly and Test Systems, which has been renamed Assembly Technology & Test (ATT) in fiscal 1998; and Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford) in fiscal 1997.

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
Fair value of assets acquired                $   5,843       $  56,283       $  55,185

Fair value assigned to goodwill                  5,351          14,248          68,226

Cash paid                                      (10,352)        (46,721)        (92,756)
                                             ----------      ----------      ----------
Liabilities assumed                          $     842       $  23,810       $  30,655
                                             ==========      ==========      ==========

See accompanying Notes to consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS

DT Industries, Inc. (DTI or the Company) is a leading designer, manufacturer and integrator of automated production systems used to assemble, test or package industrial and consumer products. The Company also produces precision metal components, tools and dies for a broad range of applications. The Company markets its products through two primary segments: Automation and Packaging. The Company's operations are located in North America and Europe, but its products are sold throughout the world.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles, and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

The significant accounting policies followed by the Company are described below.

REVENUE RECOGNITION

The percentage of completion method of accounting is used by the Company to recognize revenues and related costs. Under the percentage of completion method, revenues are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours or, for certain customer contracts, the ratio of total costs incurred to date to total estimated costs. Any revisions in the estimated total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known.

Costs and related expenses to manufacture the products are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Cash deposits received from customers on contracts in progress are reflected as customer advances in the consolidated balance sheet until the related revenue is recognized in accordance with the procedures described above. Costs and estimated earnings in excess of amounts billed on percentage of completion contracts represent costs incurred and earnings recognized in excess of customer advances received. Billings in excess of costs incurred and estimated earnings on uncompleted contracts represent customer advances received in excess of costs incurred and earnings recognized.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION

The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the basis presented below.

Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Adjustments resulting from the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at historical U.S. dollar equivalents in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. Foreign currency transaction gains and losses were not material for all periods presented.

CASH AND CASH EQUIVALENTS

All highly liquid debt instruments purchased with original maturities of three months or less are classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company sells a majority of its machines to a wide range of manufacturing companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although many customers pay deposits to the Company prior to shipment of its products. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. At June 27, 1999, the Company had no significant concentrations of credit risk.

INVENTORIES

Domestic inventories are stated at the lower of cost, determined using the last-in, first-out (LIFO) method, or market, with the exception of raw material inventories and the material component of work in process inventories at certain subsidiaries, including foreign subsidiaries, totaling approximately $25,500 which are accounted for using the first-in, first-out method (FIFO). For various tax and statutory reasons, inventories of the Company's foreign subsidiaries are stated at FIFO costs. The effects on financial position and results of operations from applying the FIFO method for such material inventories and inventories of foreign subsidiaries are immaterial. For other inventories maintained on a LIFO basis, cost under the LIFO method approximates the FIFO method. Inventories include the cost of materials, direct labor and manufacturing overhead.

Obsolete or unsalable inventories are reflected at their estimated realizable values.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets which range from 3 to 39.5 years. Properties held under capital leases are recorded at the present value of the non-cancelable lease payments over the term of the lease and are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

GOODWILL

The excess of the purchase price over the fair value of net assets acquired in business combinations (goodwill) is capitalized and amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization charged to income for the years ended June 27, 1999, June 28, 1998 and June 29, 1997 was approximately $5,031, $4,876 and $4,312, respectively. Accumulated amortization at June 27, 1999 and June 28, 1998 was approximately $18,275 and $13,914, respectively.

The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. Management believes there has been no impairment at June 27, 1999.

ENVIRONMENTAL LIABILITIES

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined the fair value of financial instruments approximates book value at June 27, 1999, based on terms currently available to the Company in financial markets.

INCOME TAXES

The Company files a consolidated federal income tax return which includes its domestic subsidiaries. The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax bases of assets and liabilities, and their carrying amounts for financial reporting purposes.

EARNINGS PER SHARE

Statement of Financial  Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which was adopted by the Company in fiscal 1998, requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of conversion of the Company's Convertible Preferred Securities and elimination of the related dividends, net of applicable income taxes, plus dilutive potential common shares consisting of certain shares subject to stock options and contingent purchase price payable in common stock related to an acquired business. The dilutive potential common shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. Earnings per share for fiscal 1997 have been restated in accordance with SFAS 128. See Note 13 for additional information.

EMPLOYEE STOCK-BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant. During fiscal 1997, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), became effective for the Company. SFAS 123 prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, SFAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, SFAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 8 for additional information.

COMPREHENSIVE INCOME

In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the components of comprehensive income to be disclosed in the financial statements. Required disclosures for prior years have been restated in accordance with SFAS 130.

FISCAL YEAR

The Company uses a 52-53 week fiscal year that ends on the last Sunday in June.

NOTE 3 - ACQUISITIONS AND DISPOSITION

The following table summarizes certain information regarding the Company's acquisitions during the past three years:

                                                              NET CASH
                                                              PURCHASE
     DATE                         BUSINESS                      PRICE
--------------     -------------------------------------     ----------
July 1996          Mid-West Automation Enterprises, Inc.      $ 75,179

September 1996     Hansford Manufacturing Corporation           17,577

July 1997          Lucas Assembly and Test Systems              46,721

August 1998        Scheu & Kniss                                10,352


During the past three fiscal years, the Company made four acquisitions which have significantly expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and financed primarily through bank borrowings, resulting in an increase in the Company's debt. Results of operations of each acquired company have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of each acquisition was allocated to the assets and liabilities acquired, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill.

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3,000 and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. One of the directors of the Company was a controlling shareholder of Kalish prior to its acquisition by the Company.

On May 1, 1998, the Company completed the sale of substantially all of the assets of its non-core Knitting Elements division of Detroit Tool Metal Products Co., a wholly owned subsidiary of DT Industries, Inc., for $9,375. The loss on the sale was approximately $1,383. The loss, net of the estimated tax benefit, was recorded in March 1998.

The following table sets forth pro forma information for DTI as if all of the previously discussed acquisitions had taken place on June 29, 1998 and June 30, 1997, respectively. The effect of the sale of the Knitting Elements division is immaterial. This information is unaudited and does not purport to represent actual revenue, net income and earnings per share had the acquisitions actually occurred on June 29, 1998 and June 30, 1997, respectively.

                                               Pro Forma Information
                                             -------------------------
                                              June 27,       June 28,
Fiscal Year Ended                               1999           1998
---------------------------------------      ----------     ----------

Net sales                                    $ 443,016      $ 536,852

Income (loss) before extraordinary loss      $  (1,687)     $  31,433

Earnings (loss) per common share:

   Basic                                     $   (0.17)     $    2.78

   Diluted                                   $   (0.17)     $    2.53

NOTE 4 - FINANCING

Long-term debt consisted of the following:

                                              June 27,       June 28,
                                                1999           1998
                                             ----------     ----------
Notes payable to bank under a term
   and revolving loan agreement:

   Term loan                                 $  10,000      $  10,000

   Revolving loan                               84,483         78,420

Foreign currency denominated revolving
   credit facilities                             1,282          1,400

Other long-term debt (including
   capitalized leases)                           8,278            191
                                             ----------     ----------
                                               104,043         90,011
Less - current portion                             384             55
                                             ----------     ----------
                                             $ 103,659      $  89,956
                                             ==========     ==========

On July 21, 1997 the Company replaced its credit facilities with a $175,000 multi-currency revolving and term credit facility. The multi-currency facility provides a $10,000 Canadian term loan and a $165,000 revolving credit facility, which includes an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bear interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. At June 27, 1999, interest rates on the multi-currency facility ranged from 3.21% to 7.75%. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

The Company was not in compliance with certain financial covenants within the credit agreement as of June 27, 1999. In September 1999 the Company completed an amendment to the credit facility which provided a permanent waiver of the events of default as of June 27, 1999 as more fully described in Note 17.

On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7,000 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 3.65% as of June 27, 1999. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $5,200 has been received from the Bonds as of June 27, 1999. The Company was not in compliance with certain financial covenants in one of the bond documents as of June 27, 1999. In September 1999, the Company completed an amendment to the relevant bond document, providing, among other things, for the permanent waiver of the covenant defaults as of June 27, 1999, the establishment of revised financial covenants and other requirements, including the furnishing of additional collateral.

The Company's Board of Directors has authorized purchases of up to 2 million shares of the Company's common stock. Through June 27, 1999, the Company has repurchased 1,401,100 shares of its common stock at a total cost of $34,430, including fiscal 1999 purchases of 528,100 shares at a total cost of $9,985. The repurchased shares are being used for employee stock option programs. In conjunction with the negotiation of the amended credit facility the Company has agreed that it will make no further repurchases of common stock.


NOTE 5 - COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a

Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of common securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997. In conjunction with the amendment of the credit facility, the Company has elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred.


NOTE 6 - INCOME TAXES

Income (loss) before provision for income taxes and extraordinary losses was taxed under the following jurisdictions:

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
Domestic                                     $  (9,449)      $  45,895       $  42,630

Foreign                                          7,052           5,171           2,730
                                             ----------      ----------      ----------
                                             $  (2,397)      $  51,066       $  45,360
                                             ==========      ==========      ==========

The provision (benefit) for income taxes charged to operations was as follows:

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
Current

   U. S. Federal                             $  (3,393)      $  12,416       $  12,564

   State                                           112             673           2,789

   Foreign                                       2,294           1,835           1,014
                                             ----------      ----------      ----------
      Total current                               (987)         14,924          16,367
                                             ----------      ----------      ----------

Deferred

   U. S. Federal                                   (12)          4,809           2,111

   State                                           227             333             397

   Foreign                                         138             116             104
                                             ----------      ----------      ----------
      Total deferred                               353           5,258           2,612
                                             ----------      ----------      ----------
Total Provision (Benefit)                    $    (634)      $  20,182       $  18,979
                                             ==========      ==========      ==========


The provision for income taxes for the fiscal years ended June 28, 1998 and June 29, 1997 is net of income tax benefits of $800 and $216, respectively, related to the extraordinary losses as described in Note 4.

Deferred tax liabilities (assets) are comprised of the following:

                                              June 27,       June 28,
                                                1999           1998
                                             ----------     ----------
DEFERRED TAX LIABILITIES

   Depreciation                              $   5,856      $   5,592

   Inventory costing capitalization, net           964            833

   Earnings recognized under percentage
      of completion                              1,468          2,432

   Goodwill and intangibles amortization         3,852          2,797

   Other                                         1,547            484
                                             ----------     ----------
Total deferred tax liabilities                  13,687         12,138
                                             ----------     ----------

DEFERRED TAX ASSETS

   Postretirement benefit accrual                 (618)          (634)

   Project and inventory reserves               (3,616)        (3,900)

   Product liability reserves                     (488)          (488)

   Bad debt reserves                              (904)          (862)

   Other accruals                               (4,678)        (3,000)

   Other                                          (732)          (636)
                                             ----------     ----------
Total deferred tax assets                      (11,036)        (9,520)
                                             ----------     ----------

Deferred tax assets valuation allowance            998            998
                                             ----------     ----------
Total net deferred tax liability                 3,649          3,616

Current portion included in prepaid
   expenses and other                            4,727          4,211
                                             ----------     ----------
Long-term deferred tax liability             $   8,376      $   7,827
                                             ----------     ----------

The deferred tax assets valuation allowance has been recorded to reflect the potential non-realization of certain deductible temporary differences.

The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                              June 27,        June 28,        June 29,
                                                1999            1998            1997
                                             ----------      ----------      ----------
Tax (benefit) at the U.S. statutory rate     $    (827)      $  17,873       $  15,876
Non-deductible goodwill amortization             1,144           1,156             998
State taxes                                        220             654           2,041
Foreign sales corporation                         (354)           (834)           (320)
Other                                             (817)          1,333             384
                                             ----------      ----------      ----------
Provision (benefit) for income taxes         $    (634)      $  20,182       $  18,979
                                             ==========      ==========      ==========


NOTE 7 - RETIREMENT PLANS

The Company offers substantially all of its employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter a written salary deferral agreement under which a maximum of 15% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. The Company will match a percentage of the employee's contribution up to a specified maximum percentage of their salary. In addition, the Company generally is required to make a mandatory contribution and may make a discretionary contribution from profits. During the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, the Company made contributions of approximately $3,241, $3,023 and $2,377, respectively.

During fiscal 1999, the Company created a non-qualified deferred compensation plan for certain executive employees. Each employee may elect to enter a written salary deferral agreement under which a maximum of 15% of their salary, less any amounts contributed under the 401(k) plan, may be contributed to the plan. The Company will match a percentage of the employee's contribution up to a specified maximum percentage of their salary. In addition, the Company generally is required to make a mandatory retirement contribution.

During fiscal 1999, the Company created a non-qualified deferred compensation plan for its non-employee directors. Pursuant to this plan, each such director is required to defer, until termination of service as a director, receipt of a specified amount of his annual retainer fee by making a hypothetical investment in DTI common stock equivalent units and may defer, until termination of service as a director, receipt of all or a portion of his remaining compensation by making hypothetical investments in a variety of investment alternatives including DTI common stock equivalent units.

In connection with the acquisition of ATT in fiscal 1998, the Company recorded an aggregate net liability of $417 representing the excess of the estimated projected benefit obligation (PBO) over the fair value of plan assets relative to the defined benefit plans for its international division. The following sets forth reconciliations of the PBO and fair value of plan assets:

                                    Reconciliation of Projected     Reconciliation of Projected
                                      Benefit Obligation for        Benefit Obligation from the
                                          the Year Ended              Date of Acquisition to
                                          June 27, 1999                   June 28, 1998
                                    ---------------------------     ---------------------------
Beginning balance                           $  17,684                       $  13,874

   Service cost                                   981                             863
   Interest cost                                1,081                           1,030
   Actuarial loss                               3,741                           1,664
   Other                                          154                             253
   Foreign currency translation                  (938)                            ---
                                    ---------------------------     ---------------------------
Ending balance                              $  22,703                       $  17,684
                                    ===========================     ===========================

                                    Reconciliation of the Fair      Reconciliation of the Fair
                                     Value of Plan Assets for       Value of Plan Assets from
                                          the Year Ended            the Date of Acquisition to
                                          June 27, 1999                   June 28, 1998
                                    ---------------------------     ---------------------------
Beginning balance                           $  17,166                       $  13,457

   Return on plan assets                        3,066                           2,740
   Employer contribution                          770                             716
   Other                                          154                             253
   Foreign currency translation                   920                             ---
                                    ---------------------------     ---------------------------
Ending balance                              $  22,076                       $  17,166
                                    ===========================     ===========================

The following sets forth the funded status of the defined benefit plans:

                                              June 27,                        June 28,
                                                1999                            1998
                                    ---------------------------     ---------------------------
Projected benefit obligation                $  22,703                       $  17,684

Fair value of plan assets                      22,076                          17,166
                                    ---------------------------     ---------------------------
Excess of projected benefit
   obligation over plan assets                    627                             518

Unrecognized net loss                             116                              49
                                    ---------------------------     ---------------------------
Net pension liability                       $     511                       $     469
                                    ===========================     ===========================

The following sets forth the defined benefit pension plans' net periodic pension cost:

                                         For the Year Ended         For the Period from the Date of
                                           June 27, 1999                     June 28, 1998
                                    ---------------------------     -------------------------------
Service cost                                $     981                         $     863
Interest cost                                   1,081                             1,030
Expected return on plan assets                 (1,906)                           (1,841)
                                    ---------------------------     -------------------------------
Net periodic pension cost                   $     156                          $     52
                                    ===========================     ===============================

The weighted-average assumptions used to determine the PBO are as follows:

                                         For the Year Ended         For the Period from the Date of
                                           June 27, 1999             Acquisition to June 28, 1998
                                    ---------------------------     -------------------------------
Discount rate                                  6.0%                              6.5%

Expected return on plan assets                 8.5%                              8.5%

Rate of compensation increase                  4.0%                              4.0%


NOTE 8 - STOCK OPTION PLANS

The Company has three stock option plans: the 1994 Employee Stock Option Plan (Employee Plan), the 1994 Directors Non-Qualified Stock Option Plan (Directors
Plan) and the 1996 Long-Term Incentive Plan (LTIP Plan).

The Employee Plan provides for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 900,000 shares of common stock may be granted under the Employee Plan. Options outstanding at June 27, 1999 entitle the holders to purchase common stock at prices ranging between $10.25 and $34.50. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

The Directors Plan provides for the granting of options to the Company's directors, who are not employees of the Company, to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 100,000 shares of common stock may be granted under the Directors Plan. Options outstanding at June 27, 1999 entitle the holders to purchase common stock at prices ranging between $13.50 and $31.625 per share. Options outstanding become exercisable with respect to one-fourth of the shares covered, thereby on each anniversary of the date of grant, commencing on the second anniversary of such date. All options granted under the Directors Plan expire ten years from the date of grant or earlier if a director leaves the board of directors of the Company.

The LTIP Plan provides for the granting of four types of awards on a stand alone, combination, or a tandem basis, specifically, nonqualified stock options, incentive stock options, restricted shares and performance stock awards. The LTIP Plan provides for the granting of up to 600,000 shares of common stock, provided that the total number of shares with respect to which awards are granted in any one year may not exceed 100,000 shares to any individual employee, and the total number of shares with respect to which grants of restricted stock and performance stock awards are made in any year shall not exceed 50,000 shares to any individual employee. Grants to date consist only of non-qualified stock options entitling the holders to purchase common stock at prices ranging between $15.875 and $37.50. The exercise price of such non-qualified stock options is equal to the fair market value of the stock on the date of the grant. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

A summary of the status of the Company's stock option plans as of June 27, 1999, June 28, 1998 and June 29, 1997, and changes during the years then ended are presented below:

                                              Fiscal 1999                   Fiscal 1998                   Fiscal 1997
                                       -------------------------     -------------------------     -------------------------
                                                       Weighted                      Weighted                      Weighted
                                                        Average                       Average                       Average
                                                       Exercise                      Exercise                      Exercise
                                         Shares         Price          Shares         Price          Shares         Price
                                       ----------     ----------     ----------     ----------     ----------     ----------
Outstanding at beginning of year       1,013,963        $20.47         939,650        $17.58         662,250        $13.86

Granted                                  252,250        $15.93         236,500        $29.72         376,950        $23.34

Exercised                                 (8,875)       $13.34         (74,887)       $14.95         (49,625)       $13.66

Forfeited                               (245,400)       $27.75         (87,300)       $19.15         (49,925)       $15.62
                                       ----------                    ----------                    ----------
Outstanding at end of year             1,011,938        $17.43       1,013,963        $20.47         939,650        $17.58
                                       ==========                    ==========                    ==========
Exercisable at end of year               404,548                       206,338                       122,625
                                       ==========                    ==========                    ==========

The following table summarizes certain information for options currently outstanding and exercisable at June 27, 1999:

                          Options Outstanding                     Options Exercisable
             ---------------------------------------------     ------------------------
                             Weighted Average     Weighted                     Weighted
Range of                        Remaining         Average                      Average
Exercise        Number         Contractual        Exercise       Number        Exercise
 Prices      Outstanding           Life            Price       Exercisable      Price
--------     -----------     ----------------     --------     -----------     --------
 $10-14         349,163              5             $13.30        271,887        $13.29

 $15-19         523,275              8             $16.65        106,661        $16.85

 $20-30          41,500              8             $27.69          7,900        $26.47

 $31-38          98,000              7             $31.93         18,100        $32.11
             -----------                                       -----------
              1,011,938                                          404,548
             ===========                                       ===========


PRO FORMA DISCLOSURES

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the stock options because the options were granted with an exercise price equal to the stock price on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. Due to the adoption of the methodology prescribed by SFAS 123, the pro forma results shown below only reflect the impact of stock option awards granted in fiscal 1999 and 1998. Because future stock option awards may be granted, the pro forma impact for fiscal 1999 and 1998 is not necessarily indicative of the impact in future years.

                                                 Fiscal         Fiscal
                                                  1999           1998
                                               ----------     ----------

Net income (loss)           As reported        $  (1,763)     $  29,684

                            Pro forma          $  (3,395)     $  28,220

Diluted earnings (loss)
   per common share         As reported        $   (0.17)     $    2.40

                            Pro forma          $   (0.33)     $    2.30

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                       Fiscal             Fiscal
                                        1999               1998
                                   --------------     --------------

Expected life of options              5 years            5 years

Risk-free interest rates            4.54 - 5.27%       5.49 - 6.11%

Expected volatility of stock            44%                39%

Expected dividend yield                 0.4%               0.3%

The weighted average fair value of options granted during the years ended June 27, 1999 and June 28, 1998 was $6.93 and $12.74 per share, respectively.


NOTE 9 - RELATED PARTIES

In prior years, the Company issued 443,250 shares of the Company's common stock at prices which approximated estimated fair value ranging from $1.26 to $2.57 per share to members of management under agreements which allow management to pay for the stock with cash and/or recourse notes receivable to the Company. The recourse notes receivable were issued with interest rates ranging from 5.84% to 6.28% and become due between September 2003 and January 2004. The notes are reflected as a reduction to additional paid-in capital in the accompanying consolidated financial statements.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At June 27, 1999, future minimum lease payments under noncancelable operating leases were as follows:

          Fiscal year:
       --------------------     -------------
              2000                $   6,253
              2001                    5,113
              2002                    4,803
              2003                    4,341
              2004                    2,088
       2005 and thereafter           11,399
                                -------------
                                  $  33,997
                                =============

Total lease expense under noncancelable operating leases was approximately $5,881, $7,372 and $5,652 for the years ended June 27, 1999, June 28, 1998 and
June 29, 1997, respectively. Commitments under capital leases are not significant to the consolidated financial statements.

The Company is a party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits, when resolved, will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.


NOTE 11 - DEPENDENCE ON SIGNIFICANT CUSTOMERS

No customers accounted for 10% or more of their respective total segment's sales in fiscal 1999. Total net sales to a customer in the electronics industry were $85,241 in fiscal 1998. Total net sales to a customer in the electronics industry were $89,062 and total net sales to a customer in the automotive industry were $43,179 in fiscal 1997. Trade receivables recorded for significant customers at June 28, 1998 were $11,051.

NOTE 12 - SUPPLEMENTAL BALANCE SHEET INFORMATION
                                              June 27,       June 28,
                                                1999           1998
                                             ----------     ----------
Accounts receivable

   Trade receivables                         $  53,715      $  77,776
   Less - allowance for doubtful accounts        3,024          2,142
                                             ----------     ----------
                                             $  50,691      $  75,634
                                             ==========     ==========

Inventories, net

   Raw materials                             $  21,835      $  18,285
   Work in process                              25,418         22,749
   Finished goods                                9,623          7,721
                                             ----------     ----------
                                             $  56,876      $  48,755
                                             ==========     ==========

Property, plant and equipment

   Machinery and equipment                   $  70,811      $  57,148
   Buildings and improvements                   30,080         26,391
   Land and improvements                         6,924          5,664
   Construction-in-progress                      2,950          3,659
                                             ----------     ----------
                                               110,765         92,862
   Less - accumulated depreciation              33,363         23,679
                                             ----------     ----------
                                             $  77,402      $  69,183
                                             ==========     ==========

Accrued liabilities

   Accrued employee compensation
      and benefits                           $  12,291      $  13,645
   Other                                        20,127         29,587
                                             ----------     ----------
                                             $  32,418      $  43,232
                                             ==========     ==========

During fiscal 1999 and 1998, the Company repurchased 1,401,100 shares of its common stock. The shares remaining in treasury have been reflected in the stockholders' equity section of the consolidated balance sheet as of June 27, 1999 and June 28, 1998 at cost of $30,778 and $24,445, respectively. The repurchased shares are being used for employee stock option programs. In conjunction with the negotiations of the amended credit facility discussed in
Note 17, the Company has agreed that it will make no further repurchases of common stock.


NOTE 13 - EARMOMGS PER SHARE OF COMMON STOCK

The following table represents reconciliations of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the years ended June 27, 1999, June 28, 1998 and June 29, 1997. The convertible preferred securities were antidilutive for the year ended June 27, 1999 and have been excluded from the computation of diluted earnings per share (share data in thousands).

                                                                        For the Year Ended
                                   --------------------------------------------------------------------------------------------
                                          June 27, 1999                   June 28, 1998                   June 29, 1997
                                   ----------------------------    ----------------------------    ----------------------------
                                   Income before                   Income before                   Income before
                                   extraordinary                   extraordinary                   extraordinary
                                       loss            Shares          loss            Shares          loss            Shares
                                   -------------     ----------    -------------     ----------    -------------     ----------
Basic                                $  (1,763)        10,149        $  30,884         11,297        $  26,381         10,349

Effect of dilutive securities:

   Mandatorily redeemable
      convertible preferred
      securities                                                         3,008          1,806              151             80

   Stock options                                           33                             394                             472

   Contingent issuable shares                                                             124                             121
                                   -------------     ----------    -------------     ----------    -------------     ----------
Diluted                              $  (1,763)        10,182        $  33,892         13,621        $  26,532         11,022
                                   =============     ==========    =============     ==========    =============     ==========

NOTE 14 - SPECIAL CHARGES

During the fourth quarter of fiscal 1999, the Company recorded $13,000 of special charges. The special charges were comprised of a $9,800 charge to cost of good sold reflecting additional costs and provisions for estimated losses on three large automation systems projects, a $2,500 restructuring charge described below and a $700 provision for a receivable currently being pursued in a legal action.

The restructuring charge of $2,500 comprised severance costs associated with management changes and workforce reductions, idle facility costs resulting from the lower level of order activity and non-cash asset writedowns. The costs include the shut down of one packaging manufacturing facility in July 1999. The breakdown of the restructuring reserve recorded in the fourth quarter was as follows:

          Severance costs                    $   1,749
          Idle facilities costs                    390
          Asset writedowns and other               361
                                            -----------
                                             $   2,500
                                            -----------

The balance of the restructuring reserve as of June 27, 1999 was $2,118, which is expected to be fully utilized in the next fiscal year.


NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1999, 1998 and 1997 appears below.

                               Net sales                                 Gross profit
                  ----------------------------------          ----------------------------------
                    1999         1998         1997              1999         1998         1997
                  --------     --------     --------          --------     --------     --------
First quarter     $112,907     $115,764     $ 82,635          $ 28,225     $ 30,908     $ 22,765
Second quarter      111,627     132,431      100,693            25,575       35,977       27,670
Third quarter       104,097     132,561      103,359            24,493       36,507       29,707
Fourth quarter      113,453     138,586      109,423            15,304       35,824       30,924
                  --------     --------     --------          --------     --------     --------
                  $ 442,084    $519,342     $396,110          $ 93,597     $139,216     $111,066
                  ========     ========     ========          ========     ========     ========

                                                                       Diluted earnings
                          Net income (loss)                            (loss) per share
                  ----------------------------------          ----------------------------------
                    1999         1998         1997              1999         1998         1997
                  --------     --------     --------          --------     --------     --------
First quarter     $ 3,785      $  5,335     $  4,549           $ 0.37       $ 0.44       $ 0.48
Second quarter      1,092         8,228        6,038             0.11         0.66         0.58
Third quarter         492         7,714        7,216             0.05         0.62         0.61
Fourth quarter     (7,132)        8,407        8,254            (0.70)        0.68         0.69
                  --------     --------     --------
                  $(1,763)     $ 29,684     $ 26,057
                  ========     ========     ========

The net income and diluted earnings per share for the first quarter of fiscal 1998 and 1997 include the effect of the extraordinary losses on the refinancing of debt as described in Note 4. Also, net income and diluted earnings per share for the third quarter of fiscal 1998 include the loss on the sale of assets of the Knitting Elements division ($844 after tax or $0.06 per diluted share).


NOTE 16 - BUSINESS SEGMENTS

The Company adopted  Statement of Financial  Accounting  Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information", effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Accordingly, segment information for fiscal 1998 and 1997 has been restated to conform with the requirements of SFAS 131.

The Company has two primary reportable segments: Automation and Packaging. The operations of the Company's Automation segment design and build integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment. The Company's reportable segments are distinguished based on the nature of products manufactured and sold and types of customers. The Company's other businesses produce custom and precision-stamped steel and aluminum components through its stamping and fabrication operations.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies. Intersegment sales are not significant.

Financial information for the Company's reportable segments consisted of the following:

                                                          1999          1998           1997
                                                       ----------    ----------     ----------
NET SALES

   Automation                                          $ 299,787     $ 355,052      $ 248,213
   Packaging                                             109,487       116,803        100,435
   Other                                                  32,810        47,487         47,462
                                                       ----------    ----------     ----------
      Consolidated Total                               $ 442,084     $ 519,342      $ 396,110
                                                       ==========    ==========     ==========

OPERATING INCOME

   Automation                                          $   5,573     $  47,436      $  39,629
   Packaging                                              12,439        20,801         17,158
   Other                                                   1,765         3,391          6,966
   Corporate                                              (9,420)       (9,041)        (7,054)
                                                       ----------    ----------     ----------
      Consolidated Total                               $  10,357     $  62,587      $  56,699
                                                       ==========    ==========     ==========

ASSETS

   Automation                                          $ 272,816     $ 299,423      $ 240,396
   Packaging                                             155,573       128,616        116,941
   Other                                                  21,325        25,170         34,812
   Corporate                                               7,073         6,793          3,047
                                                       ----------    ----------     ----------
      Consolidated Total                               $ 456,787     $ 460,002      $ 395,196
                                                       ==========    ==========     ==========

CAPITAL EXPENDITURES

   Automation                                          $   3,889     $   9,441      $   6,654
   Packaging                                               9,327         3,313            770
   Other                                                   1,624         3,459          3,806
   Corporate                                               1,063         1,101            620
                                                       ----------    ----------     ----------
      Consolidated Total                               $  15,903     $  17,314      $  11,850
                                                       ==========    ==========     ==========

DEPRECIATION AND AMORTIZATION

   Automation                                          $   9,426     $   8,714      $   6,327
   Packaging                                               3,595         2,793          2,564
   Other                                                   1,496         1,491          1,258
   Corporate                                                 947           752            904
                                                       ----------    ----------     ----------
      Consolidated Total                               $  15,464     $  13,750      $  11,053
                                                       ==========    ==========     ==========

The reconciliation of segment operating income to consolidated income (loss) before income taxes consisted of the following:

                                                          1999          1998           1997
                                                       ----------    ----------     ----------
Automation                                             $   5,573     $  47,436      $  39,629

Packaging                                                 12,439        20,801         17,158
                                                       ----------    ----------     ----------
   Operating income for reportable segments               18,012        68,237         56,787

Operating income for immaterial businesses                 1,765         3,391          6,966

Corporate                                                 (9,420)       (9,041)        (7,054)

Interest expense, net                                     (7,742)       (6,509)       (11,088)

Dividends on Company-obligated,
   mandatorily redeemable convertible
   preferred securities of subsidiary
   DT Capital Trust holding solely
   convertible junior subordinated
   debentures of the Company                              (5,012)       (5,012)          (251)
                                                       ----------    ----------     ----------
Consolidated income (loss) before income taxes         $  (2,397)    $  51,066      $  45,360
                                                       ==========    ==========     ==========

Financial information related to the Company's operations by geographic area consisted of the following:

                                                          1999          1998           1997
                                                       ----------    ----------     ----------
NET SALES

   United States                                       $ 333,602     $ 357,146      $ 275,863

   International                                         108,482       162,196        120,247
                                                       ----------    ----------     ----------
      Consolidated Total                               $ 442,084     $ 519,342      $ 396,110
                                                       ==========    ==========     ==========

LONG-LIVED ASSETS

   United States                                       $  67,784     $  59,027      $  49,487

   International                                           9,618        10,156          1,645
                                                       ----------    ----------     ----------
      Consolidated Total                               $  77,402     $  69,183      $  51,132
                                                       ==========    ==========     ==========

Net sales are attributed to countries based on the shipping destination of products sold. Long-lived assets consist of total property, plant and equipment.


NOTE 17 - SUBSEQUENT EVENTS

In July 1999, the Company  completed the acquisition of certain net assets of C.
E. King, Ltd. a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2,100 was primarily financed by borrowings under the Company's revolving credit facility. As the transaction occurred subsequent to the end of fiscal 1999, the balance sheet and results of operations of C. E. King are excluded from the fiscal 1999 consolidated balance sheet and results of operations of DTI. The pro forma effects of the C. E. King acquisition on the Company's fiscal 1999 financial position are not material.

In September 1999, the Company completed an amendment to its $175,000 credit facility. The total line of credit as amended is $135,000, including a $125,000 revolving credit facility and a $10,000 term credit facility. The facility will be increased to $140,000 if the Company meets certain operating cash flow targets during the first six months of fiscal 2000. Borrowings under the amendment to the credit facility will bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, will mature on April 2, 2001. Borrowings under the credit facility will be secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility provides a permanent waiver of the events of default as of June 27, 1999 and establishes a revised set of financial and other covenants and restrictions.

In conjunction with the negotiation of the amendment to the credit facility, the Company in September 1999 elected to defer interest payments on the Convertible Junior Subordinated Debentures described in Note 5. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred and DTI will not declare or pay dividends on its common stock.

NOTICE OF ANNUAL MEETING

The annual meeting of stockholders of DT Industries, Inc. will be held Wednesday, November 10, 1999, at 10:00 a.m., at the Sheraton Hotel, 2431 North Glenstone Avenue, Springfield, Missouri 65803, (417) 831-3131.


INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP, St. Louis, Missouri


LEGAL COUNSEL

Dickstein Shapiro Morin & Oshinsky LLP, Washington, D.C.
Blackwell Sanders Peper Martin, Kansas City, Missouri


INVESTOR RELATIONS

The Financial Relations Board, Inc., Chicago, Illinois


TRANSFER AND DIVIDEND DISBURSING AGENT

ChaseMellon Shareholders Services, L.L.C., 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660, (888) 213-0965


FORM 10-K

A copy of the annual report on Form 10-K for the year ended June 27, 1999, as filed with the Securities and Exchange Commission, may be obtained by any stockholder of the company at no charge upon request in writing to: Bruce P. Erdel, DT Industries, Inc., Corporate Centre, Suite 2-300, 1949 E. Sunshine, Springfield, Missouri 65804.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of DT Industries, Inc.


     Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries, referred to in our report dated August 6, 1999, except as to Note 17 which is as of September 27, 1999, appearing in this Form 10-K, also included an audit of the Financial Statement Schedule of DT Industries, Inc. listed at item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
August 6, 1999

                               DT INDUSTRIES, INC.

                                  SCHEDULE VIII
            Rule 12-09 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

           Column A                 Column B         Column C         Column D         Column E        Column F        Column G

                                   Balance at       Charged to       Charged to                        Purchase       Balance at
         Valuation and             Beginning        Costs and          Other                            of Net          End of
       Reserve Accounts            of Period         Expenses         Accounts        Deductions        Assets          Period

                     FOR THE FISCAL YEAR ENDED JUNE 27, 1999

Deferred Tax Assets Valuation
   Allowance                        $   998                                                                            $   998

Accounts Receivable Reserve         $ 2,142          $ 1,321                          ($   439)                        $ 3,024



                     FOR THE FISCAL YEAR ENDED JUNE 28, 1998

Deferred Tax Assets Valuation
   Allowance                        $ 1,029                                           ($    31)                        $   998

Accounts Receivable Reserve         $ 1,849          $   624                          ($   461)         $   130(1)     $ 2,142

(1) Reflects increase to Accounts Receivable Reserves due to acquisition of ATT and decrease due to Knitting Elements sale.



                     FOR THE FISCAL YEAR ENDED JUNE 29, 1997

Deferred Tax Assets Valuation
   Allowance                        $ 1,029                                                                            $ 1,029

Accounts Receivable Reserve         $ 1,294          $   356                          ($   373)         $   572(1)     $ 1,849

(1) Reflects increase to Accounts Receivable Reserves due to acquisition of Mid-West and Hansford.

                                INDEX TO EXHIBITS


  Exhibit No.   Description

      3.1 Restated Certificate of Incorporation of the Registrant effective November 13, 1998 (filed with the Commission as
                Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998 filed with the Commission on February 10, 1999 and incorporated herein by reference thereto)

      3.3 Amended By-Laws of the Registrant (filed as Exhibit 3.2 to the Company's 1994 Registration Statement on Form S-1, Registration No. 33-75174, filed with the Commission on February 11, 1994, as amended on March 22, 1994 (the "1994 Registration Statement") and incorporated herein by reference thereto)

      4.1 Rights Agreement dated as of August 18, 1997 between DT Industries, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's Form 8-K dated August 18, 1997, filed with the Commission on August 19, 1997 and incorporated herein by reference thereto). The Rights Agreement includes as Exhibit A thereto the Certificate of Designations, Preferences and Rights of Series A Preferred Stock of DT Industries, Inc., as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto the Summary of Rights to Purchase Series A Preferred Stock.

      4.2 Amendment No. 1 to the Rights Agreement by and between DT Industries, Inc. and ChaseMellon Shareholder Services, L.L.C., dated as of November 5, 1998 (filed with the Commission as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, filed with the Commission on February 10, 1999 and incorporated hereby by reference thereto).

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

    10.9 Agreement of Lease, dated April 30, 1997, between Teecan Properties Inc. and Kalish Canada Inc. (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997 filed with the Commission on September 29, 1997 (the "1997 10-K") and incorporated herein by reference thereto)

    10.10 Lease Agreement, dated February 7, 1995, between Lanard & Axibund, Inc., as agent, I-95 Business Center at Keystone Park-1, as lessor, and Stokes-Merrill Corporation as lessee (filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1995 filed with the Commission on September 25, 1995 (the "1995 10-K") and incorporated therein by reference thereto)

   10.11* Purchase and Stockholder Agreement, dated November 30, 1993, by and between Detroit Tool and Engineering Company and Bruce P. Erdel (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 filed with the Commission on September 23, 1994 (the "1994 10-K") and incorporated herein by reference thereto)

   10.12* Stock Pledge Agreement, dated November 30, 1993, by and between Bruce P. Erdel and Detroit Tool and Engineering Company (filed as Exhibit No. 10.56 to the 1994 10-K and incorporated herein by reference thereto)

   10.13* $33,300 Promissory Note, dated November 30, 1993, by Bruce P. Erdel to Detroit Tool and Engineering Company (filed as Exhibit No. 10.57 to the 1994 10-K and incorporated herein by reference thereto)

   10.14*       Letter Agreement, dated  November 30, 1993, by and between Bruce
                P. Erdel and Detroit Tool and Engineering Company (filed as Exhibit No. 10.58 to the 1994 10-K and incorporated herein by reference thereto)

   10.15* Amendment to Promissory Note and Stock Pledge Agreement, dated March 16, 1994, by and among DT Industries, Inc., Peer Investors, L.P. and Bruce P. Erdel (filed as Exhibit No. 10.59 to the 1994 10-K and incorporated herein by reference thereto)

   10.16 Fourth Amended and Restated Credit Facilities Agreement, dated July 21, 1997, among NationsBank, N.A. (successor by merger to The Boatmen's National Bank of St. Louis) and any other persons who become lenders as provided therein and DT Industries, Inc. and the other borrowers listed on the signature pages thereof (filed as Exhibit 10.31 to the 1997 10-K and incorporated herein by reference thereto)

   10.17 First Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of December 31, 1997, among NationsBank, N.A., as Administrative Agent, and NationsBank, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 filed with the Commission on May 12, 1998 and incorporated herein by reference thereto)

   10.18 Second Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of April 30, 1998, among NationsBank, as Administrative Agent, and NationsBank, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998 f iled with the Commission on September 25, 1998 (the "1998 10-K") and incorporated herein by reference thereto).

    10.19 Third Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of August 26, 1998, among NationsBank, N.A., as Administrative Agent, and NationsBank, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10.23 to the 1998 10-K and incorporated herein by reference thereto).

    10.20 Lease dated as of February 20, 1996 by and between CityWide Development Corporation and Advanced Assembly Automation, Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996 filed with the Commission on May 3, 1996 and incorporated herein by reference thereto)

    10.21 Single-Tenant Industrial Business Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West Automation Enterprises, Inc., an Illinois corporation and Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant (filed as Exhibit No. 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 30, 1996 (the "1996 10-K") and incorporated herein by reference thereto)

   10.22* DT Industries, Inc. Amendment to 1994 Employee Stock Option Plan, adopted May 16, 1996 (filed as Exhibit 10.59 to the 1996 10-K and incorporated herein by reference thereto)

   10.23* DT Industries, Inc. Second Amendment to 1994 Employee Stock Option, adopted September 18, 1996 (filed as Exhibit 10.60 to the 1996 10-K and incorporated herein by reference thereto)

   10.24*       DT Industries,  Inc.  1996  Long-Term  Incentive  Plan (filed as
                Exhibit 10.61 to the 1996 10-K and incorporated herein by reference thereto)

   10.25* Employment and Noncompetition Agreement, dated August 28, 1995, between Kalish Canada Inc. and Graham Lewis (filed as Exhibit No. 10.37 to the 1997 10-K and incorporated herein by reference thereto)

   10.26* Employment and Noncompetition Agreement, dated February 26, 1997, between DT Industries, Inc. and Eugene R. Haffely (filed as Exhibit No. 10.38 to the 1997 10-K and incorporated herein by reference thereto)

    10.27 Lease Agreement by and between Van Buren N. Hansford, Jr., the Stockholder and Landlord, and Hansford Manufacturing Corporation, the Tenant, dated as of September 30, 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 filed with the Commission on November 8, 1996 and incorporated herein by reference thereto)

    10.28 Lease Agreement dated February 11, 1997 between Kersten Randolph Street Property and Mid-West Automation Enterprises, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 filed with the Commission on May 12, 1997 and incorporated herein by reference thereto)

    10.29 Amended and Restated Declaration of Trust of DT Capital Trust dated as of June 1, 1997 among DT Industries, Inc., as Sponsor, the Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Stephen J. Gore, Bruce P. Erdel and Gregory D. Wilson, as Trustees (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, Registration No. 333-30909, filed with the Commission on July 8, 1997 (the "1997 Registration Statement") and incorporated herein by reference thereto)

    10.30 Indenture for the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 dated as of June 1, 1997 among DT Industries, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.3 to the 1997 Registration Statement and incorporated herein by reference thereto)

    10.31 Preferred Securities Guarantee Agreement dated June 12, 1997 between DT Industries, Inc., as Guarantor, and The Bank of New York, as Preferred Guarantee Trustee (filed as Exhibit 4.6 to the 1997 Registration Statement and incorporated herein by reference thereto)

    10.32 Umbrella Agreement relating to the Sale and Purchase of Assets of Lucas Assembly & Test Systems in the United Kingdom, Germany and the United States of America, dated July 29, 1997 (filed as Exhibit No. 10.52 to the 1997 10-K and incorporated herein by reference thereto)

    10.33 Agreement relating to the Sale and Purchase of the United States Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Automation & Control Engineering, Inc., Lucas Industries plc and Assembly Technology & Test, Inc. (filed as Exhibit No. 10.53 to the 1997 10-K and incorporated herein by reference thereto)

    10.34 Agreement relating to the Sale and Purchase of the English Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Limited, Assembly Technology & Test Limited, Lucas Industries plc and Lucas Automation & Control Engineering Limited (filed as Exhibit No. 10.54 to the 1997 10-K and incorporated herein by reference thereto)

   10.35 Agreement relating to the Sale and Purchase of the German Assets of Lucas Assembly & Test Systems, dated July 29, 1997, by and among Lucas Automation & Control Engineering GmbH, Lucas Industries plc and Assembly Technologie & Automation GmbH (filed as Exhibit No. 10.55 to the 1997 10-K and incorporated herein by reference thereto)

   10.36 Industrial Building Lease, dated July 1991, by and between The Allen Group Inc. and Lucas Hartridge, Inc. (filed as Exhibit
                10.56 to the 1997 10-K and incorporated herein by reference thereto)

   10.37*       DT Industries, Inc. Directors Deferred Compensation Plan

   10.38*       DT Industries, Inc. Non-Qualified Deferred Compensation Plan

     11.0       Computation of Earnings Per Share

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

                                        DT INDUSTRIES, INC.

                                        By: /s/ Bruce P. Erdel
                                            ------------------------------------
                                            Bruce P. Erdel
                                            Senior Vice President - Finance
                                            and Administration
Dated:  September 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1999.

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

                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen J. Gore and Bruce P. Erdel as his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1999 Annual Report on Form 10-K of DT Industries, Inc., and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.