Form 10-Q
period 1999-09-26
DT INDUSTRIES INC
filed 1999-11-09
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      September 26, 1999
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               44-0537828
------------------------------------------   -----------------------------------
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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
                       (2) has been subject to such filing
                       requirements for the past 90 days.
                             Yes [X]         No [  ]

                 The number of shares of Common Stock, $0.01 par
                   value, of the registrant outstanding as of
                        October 29, 1999 was 10,107,274.

DT INDUSTRIES, INC.

Index
Page 1
--------------------------------------------------------------------------------
                                                                          Page
                                                                         Number
Part I  Financial Information

        Item 1.  Financial Statements (Unaudited, except as noted)

                 Consolidated Balance Sheets at September 26, 1999
                    and June 27, 1999 (Audited)                              2

                 Consolidated Statement of Operations for the three
                    months ended September 26, 1999 and September
                    27, 1998                                                 3

                 Consolidated Statement of Changes in Stockholders'
                    Equity for the three months ended September 26,
                    1999                                                     4

                 Consolidated Statement of Cash Flows for the three
                    months ended September 26, 1999 and September
                    27, 1998                                               5-6

                 Notes to Consolidated Financial Statements               7-12

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  13-20

        Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                             20

Part II Other Information

        Item 6.  Exhibits and Reports on Form 8-K                           21

Signature

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Balance Sheets
(Dollars in Thousands Except Per Share Data)
Page 2

-------------------------------------------------------------------------------------------------------
                                                                     September 26,          June 27,
                                                                         1999                1999
                                                                     (Unaudited)
                                                                   ---------------     ----------------
Assets
------

Current assets:

     Cash and cash equivalents                                         $ 8,367              $  10,487
     Accounts receivable, net                                           50,751                 50,691
     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                   75,121                 64,894
     Inventories, net                                                   64,990                 56,876
     Prepaid expenses and other                                         10,683                 12,320
                                                                        ------                 ------
          Total current assets                                         209,912                195,268

Property, plant and equipment, net                                      76,692                 77,402
Goodwill, net                                                          180,428                180,066
Other assets, net                                                        4,447                  4,051
                                                                         -----                  -----
                                                                      $471,479               $456,787
                                                                      ========               ========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

     Current portion of long-term debt                                $    685               $   384
     Accounts payable                                                   29,239                37,507
     Customer advances                                                  24,570                21,903
     Accrued liabilities                                                36,379                32,418
                                                                        ------                ------
          Total current liabilities                                     90,873                92,212
                                                                        ------                ------
Long-term debt                                                         119,897               103,659
Deferred income taxes                                                    8,380                 8,376
Other long-term liabilities                                              3,382                 3,400
                                                                         -----                 -----
          Total long-term obligations                                  131,659               115,435
                                                                       -------               -------
Commitments and contingencies (See Note 12)

Company-obligated, mandatorily redeemable
convertible preferred securities of
subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of
the Company                                                             70,000                70,000
                                                                        ------                ------
Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 shares outstanding at
          September 26, 1999 and June 27, 1999, respectively               113                  113

     Additional paid-in capital                                        133,348              133,348
     Retained earnings                                                  77,646               77,984
     Cumulative translation adjustment                                  (1,382)              (1,527)

     Less -

          Treasury stock (1,268,488 shares at September 26, 1999
               and June 27, 1999, respectively), at cost                (30,778)            (30,778)
                                                                        -------             -------
          Total stockholders' equity                                    178,947             179,140
                                                                        -------             -------
                                                                       $471,479            $456,787
                                                                       ========            ========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Operations
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 3


----------------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                 September 26,   September 27,
                                                                     1999             1998
                                                                --------------  --------------

Net sales                                                        $    100,969    $    112,907
Cost of sales                                                          78,086          84,682
                                                                 ------------    ------------
Gross profit                                                           22,883          28,225
Selling, general and administrative expenses                           19,846          18,781
                                                                 ------------    ------------
Operating income                                                        3,037           9,444
Interest expense                                                        1,798           2,036
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary
  DT Capital Trust holding solely convertible junior
  subordinated debentures of the Company, at 7.16% per annum            1,253           1,253
                                                                 ------------    ------------
Income (loss) before provision for income taxes                           (14)          6,155
Provision for income taxes                                                324           2,370
                                                                 ------------    ------------

Net income (loss)                                                $       (338)   $      3,785
                                                                 ============    ============

Net earnings (loss) per common share:

     Basic                                                       $      (0.03)   $       0.37
     Diluted                                                     $      (0.03)   $       0.37
                                                                 ============    ============
Weighted average common shares outstanding:

     Basic                                                         10,107,274      10,318,053
     Diluted                                                       10,107,274      12,413,389
                                                                   ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended September 26, 1999
(Dollars in Thousands Except Per Share Data)
Page 4

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Accumulative
                                                                  other                  Additional
                                                               comprehensive    Common    paid-in      Treasury
                                                 Retained         income         stock     capital     stock        Total
                                                 ----------  ------------------ --------- ---------  -----------  --------------

Balance, June 27, 1999                            $ 77,984       $ (1,527)   $    113      $133,348    $(30,778)   $179,140
Comprehensive income:
   Net loss (unaudited)                               (338)
   Foreign currency translation (unaudited)                           145
      Total comprehensive income (unaudited)                                                                            (193)
                                                   --------       --------    --------     --------    --------      --------
Balance, September 26, 1999
   (unaudited)                                    $ 77,646       $ (1,382)   $    113      $133,348   $(30,778)      $178,947
                                                  ========       ========    ========      ========   ========       ========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
Page 5


----------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                           September 26,   September 27,
                                                                                 1999          1998
                                                                          --------------------------------
Cash flows from operating activities:
     Net income (loss)                                                          $   (338)   $  3,785

Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation                                                                  2,780       2,456
     Amortization                                                                  1,395       1,325
     Deferred income tax provision                                                  --            20

(Increase) decrease in current assets, excluding the effect of acquisitions:
     Accounts receivable                                                             (60)     (4,335)
     Costs and earnings in excess of amounts billed                              (10,227)     (6,329)
     Inventories                                                                  (6,425)     (3,236)
     Prepaid expenses and other                                                    1,680         980

Increase (decrease) in current liabilities, excluding the effect of acquisitions:
     Accounts payable                                                             (8,239)       (895)
     Customer advances                                                             2,535       6,365
     Accrued liabilities                                                           3,447      (2,133)
     Other                                                                           102         125
                                                                                --------    --------
     Net cash used by operating activities                                       (13,350)     (1,872)
                                                                                --------    --------
Cash flows from investing activities:
     Capital expenditures                                                         (1,750)     (5,047)
     Acquisition of C. E. King net assets                                         (2,088)       --
     Acquisition of Scheu & Kniss net assets                                        --       (10,352)
     Other                                                                          (377)       --
                                                                                --------    --------
     Net cash used by investing activities                                        (4,215)    (15,399)
                                                                                --------    --------

                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)
(continued)
Page 6


----------------------------------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                           September 26,   September 27,
                                                                                 1999          1998
                                                                          --------------------------------
Cash flows from financing activities:

     Net borrowings from revolving loans                                        $ 15,644    $ 20,356
     Proceeds from issuance of debt                                                 --         4,075
     Payments on borrowings                                                         (559)        (12)
     Financing costs                                                                (140)        --
     Exercise of stock options                                                       --           44
     Payments for repurchase of stock                                                --       (9,690)
     Dividends                                                                       --         (208)
                                                                                 --------    --------
     Net cash provided by financing activities                                     14,945      14,565
                                                                                 --------    --------
     Effect of exchange rate changes                                                  500         402
                                                                                 --------    --------
Net decrease in cash                                                               (2,120)     (2,304)
Cash and cash equivalents at beginning of period                                   10,487       6,915
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $  8,367    $  4,611
                                                                                 ========    ========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 7
--------------------------------------------------------------------------------

1.   Unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended June 27, 1999.

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

3.   Acquisitions

     In August 1999, the Company completed the acquisition of certain net assets of C. E. King, Ltd. (King), a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2.1 million was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of C. E. King from the date of acquisition.

     In August 1998, the Company completed the acquisition of certain net assets of Scheu & Kniss, Inc. (S&K). See the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 27, 1999 for additional information relating to this acquisition.

     The pro forma effects of the above acquisitions are not material to the Company's financial results for the three months ended September 26, 1999 and September 27, 1998.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 8
--------------------------------------------------------------------------------

4.   Financing

     As of September 26, 1999 and June 27, 1999, long-term debt consisted of the following:

                                                       September 26,   June 27,
                                                           1999         1999
                                                        (Unaudited)
                                                          --------     --------

Term loan                                                 $ 10,000     $ 10,000
Revolving loans                                            102,863       85,765
Other long-term debt and capital lease obligations           7,719        8,278
                                                          --------     --------
                                                           120,582      104,043
Less-current portion of long-term debt                         685          384
                                                          --------     --------
                                                          $119,897     $103,659
                                                          ========     ========

     In September 1999, the Company completed an amendment to its $175,000 credit facility. The credit facility, as amended, is $135,000, including a $125,000 revolving credit facility and a $10,000 term credit facility. The revolving credit facility will be increased to $140,000 if the Company meets certain operating cash flow targets during the first six months of fiscal 2000. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The amended credit facility matures April 2, 2001. Borrowings under the amended credit facility are now secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibitions of acquisitions and payment of dividends without the consent of the lenders. The Company was in compliance with the amended credit facility at September 26, 1999. Total borrowing availability under the amended credit facility as of September 26, 1999 was $19,200.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7,000 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and require an annual sinking fund payment to be made each July 1. The bonds bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 3.90% as of September 26, 1999. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $5,300 has been received from the Bonds as of September 26, 1999.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 9
--------------------------------------------------------------------------------

5. Company-Obligated, Mandatorily Redeemable Convertible Preferred Securities of Subsidiary DT Capital Trust Holding Solely Convertible Junior Subordinated Debentures of the Company (Convertible Preferred Securities)

     On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of the Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997. In conjunction with the amendment of the credit facility, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock.

6.   Earnings (loss) per share

     The following represents reconciliations of net income (loss) and weighted average shares outstanding between basic and diluted earnings (loss) per share for the three months ended September 26, 1999 and September 27, 1998. The convertible preferred securities were antidilutive for the three months ended September 26, 1999 and have been excluded from the computation of diluted earnings (loss) per share (share data in thousands).


                                                    Three Months Ended
                                        September 26, 1999          September 27, 1998
                                      -------------------------  ---------------------

                                                    Shares (in                 Shares
                                       Net loss        000s)    Net income    (in 000s)
                                      ------------  ----------  ------------ ----------

Basic                                   $ (338)     10,107       $3,785       10,318

Effect of dilutive securities:

   Mandatorily redeemable
   convertible preferred securities                                771         1,806

    Stock options                                                                166

   Contingent issuable shares                                                    123
                                          ------      ------     ------       ------
Diluted                                   $ (338)     10,107     $4,556       12,413
                                          ======      ======     ======       ======



DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 10
--------------------------------------------------------------------------------

7.   Business Segments.

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Accordingly, segment information for the three months ended September 27, 1998 has been restated to conform with the requirements of SFAS 131.

     Financial information for the Company's reportable segments consisted of the following (in thousands):

                                              Three Months Ended
                                    September 26, 1999    September 27, 1998
                                    ------------------   -------------------

Net sales
   Automation                          $ 60,793              $ 82,895
   Packaging                             31,709                21,105
   Other                                  8,467                 8,907
                                       --------              --------
             Consolidated total       $ 100,969              $112,907
                                       --------              --------

     The reconciliation of segment operating income to consolidated income
     (loss) before income taxes consisted of the following:


                                                 Three Months Ended
                                          September 26, 1999  September 27, 1998
                                          ------------------ -------------------

Automation                                        $    157        $  9,427
Packaging                                            5,025           2,118
                                                  --------        --------
   Operating income for reportable segments          5,182          11,545

Operating income for immaterial business               223             400
Corporate                                           (2,368)         (2,501)
Interest expense, net                                1,798           2,036

Dividends on Company-obligated, mandatorily
  redeemable convertible preferred securities
  of subsidiary DT Capital Trust holding
  solely convertible junior subordinated
  debentures of  the Company                         1,253           1,253
                                                  --------        --------
   Consolidated income (loss) before
    income taxes                                  $    (14)       $  6,155
                                                  ========        ========

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 11
--------------------------------------------------------------------------------

8.          Restructuring reserve

            In fiscal 1999, the Company recorded a restructuring charge of $2,500 associated with management changes and workforce reductions, idle facility costs and non-cash asset writedowns. The breakdown of the restructuring reserve as of September 26, 1999 and June 27, 1999 was as follows:


                                       June 27,     Charges to   September 26,
                                         1999       Reserve         1999
                                       -------       -------      -------
Severance costs                        $ 1,493       $  (649)      $   844
Idle facility costs                        264          (131)          133
Asset writedowns and other                 361          (117)          244
                                       -------       -------       -------
                                       $ 2,118       $  (897)      $ 1,221
                                       =======       =======       =======



     The balance of the restructuring reserve is expected to be fully utilized during fiscal 2000.

9.          Supplemental balance sheet information

                                          September 26,  June 27, 1999
                                             1999
                                          (Unaudited)
                                         --------------  ------------
Inventories, net:

     Raw materials                           $21,723       $21,835
     Work in process                          33,745        25,418
     Finished goods                            9,522         9,623
                                             -------       -------
                                             $64,990       $56,876
                                             =======       =======


Accrued liabilities:

     Accrued employee compensation           $12,381       $12,291
        and benefits
     Accrued warranty                          4,603         4,409
     Other                                    19,395        15,718
                                             -------       -------
                                             $36,379       $32,418
                                             =======       =======


     The Company has 1,268,488 shares of treasury stock at a total cost of $30,778, as reflected in the stockholders' equity section of the consolidated balance sheet. The repurchased shares are being used primarily for employee stock option programs. In conjunction with the negotiation of the amendment to the credit facility, the Company has agreed that it will make no further repurchases of its common stock.

DT INDUSTRIES, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)
Page 12
--------------------------------------------------------------------------------

10.         Stock option plans

            A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:


                                                     AVERAGE    SHARES SUBJECT
                                                      PRICE       TO OPTION
                                                    ----------  --------------

Options outstanding at June 27, 1999                 $   17.43    1,011,938
Options granted                                      $    6.25      246,000
Options exercised                                         --          --
Options forfeited                                         --          --
                                                                  ---------
Options outstanding at September 26, 1999            $   15.24    1,257,938
                                                                  ---------
Exercisable at September 26, 1999                    $   16.19      528,287
                                                                  =========


11.  Comprehensive income

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

12.  Commitments and contingencies

     The Company is a party to certain lawsuits involving employee matters, product liability and other matters. Management does not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 13
--------------------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 26, 1999 compared to the three months ended September 27, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 27, 1999.

The Company primarily operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment including thermoforming, blister packaging, heat-sealing and foam extrusion.

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

In the fourth quarter of fiscal 1999, the Company recorded $10.5 million of special charges related to cost, performance and collection issues on a few automation projects. Although there has been no significant developments with these projects, the Company remains comfortable with the project-related charges and does not anticipate any additional charges related to these projects.

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Market Risk" and "Year 2000 Compliance" includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, excess product warranty expenses, collectability of past due customer receivables, significant cost overruns on certain projects, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, possible future acquisitions that may not be complementary or additive, changes in interest rates, increased inflation and availability of skilled labor. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any forward-looking statement also appears elsewhere in this report, including under the heading "Seasonality and Fluctuations in Quarterly Results".

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 14
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                             Three Months Ended
                                             September 26,      September 27,
                                                  1999              1998
                                          ----------------   -----------------

Net sales                                        100.0%           100.0%
Cost of sales                                     77.3             75.0
                                                  ----             ----
Gross profit                                      22.7             25.0
Selling, general and administrative expenses      19.7             16.6
                                                  ----             ----
Operating income                                   3.0              8.4
Interest expense                                   1.8              1.8
Dividends on Company-obligated, mandatorily
redeemable convertible preferred
securities of subsidiary DT Capital Trust          1.2              1.1
                                                   ---              ---

Income before provision for income taxes            --              5.5
Provision for income taxes                         0.3              2.1
                                                   ---              ---
Net income (loss)                                 (0.3)%            3.4%
                                                  ====              ===

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 15
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 26, 1999
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1998

Consolidated net sales for the three months ended September 26, 1999 were $101.0 million, a decrease of $11.9 million, or 10.6%, from $112.9 million for the three months ended September 27, 1998. Net sales by segment were as follows (in millions):

             Three Months Ended     Three Months Ended     Increase
             September 26, 1999     September 27, 1998     (Decrease)
            --------------------    ------------------     ----------

Automation       $   60.8               $   82.9            $ (22.1)
Packaging            31.7                   21.1               10.6
Other                 8.5                    8.9               (0.4)
                      ---                    ---               ----
                 $  101.0               $  112.9            $ (11.9)
                 ========               ========            =======

Automation segment sales decreased primarily as a result of lower sales to the automotive and electronics industries. Soft order activity resulting from deferral of capital spending programs with automotive customers during the second half of fiscal 1999 resulted in revenues from the automotive industry that were significantly below those recorded during the first quarter of fiscal 1999. Sales to a significant electronics customer were also down compared to the prior year quarter primarily due to its reduction in capital spending. Additionally, sales to other industries were below prior year levels due to a general reduction in capital spending for automation systems. These decreases were partially offset by a substantial increase in revenues from build-to-print machinery for a significant tire manufacturer.

Increased Packaging segment sales reflect a combination of significantly higher sales of plastics processing equipment, strong sales of tablet filling systems primarily to nutritional customers and the incremental increase in sales as a result of the acquisitions of C.E. King in July 1999 and Scheu & Kniss in August 1998. The increased sales from plastics processing equipment resulted primarily from increased sales of extrusion systems and the unusually low revenues in the first quarter of fiscal 1999.

Gross profit decreased $5.3 million, or 18.9%, to $22.9 million for the three months ended September 26, 1999 from $28.2 million for the three months ended September 27, 1998. The gross margin decreased to 22.7% from 25.0%. The decrease reflects lower margins in the Automation segment as a result of the lower margins being achieved on new business and inefficiencies related to the lower utilization of manufacturing resources. The increase in the Packaging segment's gross margin primarily reflects a significant increase in margins on plastics processing equipment as several factors adversely affected margins for this equipment in the first half of fiscal 1999. This increase was partially offset by lower margins on other packaging machinery sales primarily reflecting greater integration of lower-margin third-party equipment on certain tablet-filling lines.

SG&A expenses increased $1.1 million, or 5.7%, to $19.8 million for the three months ended September 26, 1999 from $18.8 million for the three months ended September 27, 1998. The increase was due primarily to the recently acquired businesses and the costs associated with the establishment of a start-up business, consisting of an advanced automation engineering group targeting the electronics and medical device markets. The Automation segment's operating costs excluding the start-up business were flat with the prior year quarter. Packaging segment operating costs increased over the same period in the prior year primarily from the timing of trade shows and other marketing activities. Corporate operating costs were down compared to the same period in the prior year as a result of cost cutting measures implemented, primarily headcount reductions, in response to the lower level of sales. Due to the lower sales and higher expenses as compared to the prior year, SG&A expenses as a percentage of consolidated net sales increased to 19.7% from 16.6%.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 16
--------------------------------------------------------------------------------

Operating income decreased $6.4 million, or 67.8%, to $3.0 million for the three months ended September 26,1999 from $9.4 million for the three months ended September 27, 1998, as a result of the factors noted above. The operating margin decreased to 3.0% from 8.4% in the prior year.

Interest expense decreased $0.2, or 11.7%, to $1.8 million for the three months ended September 26, 1999.

Net income decreased $4.1 million for the three months ended September 26, 1999 from $3.8 million for the three months ended September 27, 1998 resulting in a loss of $(0.3) million. Basic and diluted loss per share were $(0.03) for the three months ended September 26, 1999 compared to basic and diluted earnings per share of $0.37 for the three months ended September 27, 1998. Basic weighted average shares outstanding for the three months ended September 26, 1999 was
10.1 million versus 10.3 million for the three months ended September 27, 1998. Diluted weighted average shares outstanding for the three months ended September 26, 1999 was 10.1 million versus 12.4 million for the three months ended September 27, 1998. The decrease is primarily due to the exclusion of the antidilutive convertible securities.

LIQUIDITY AND CAPITAL RESOURCES

Net income plus non-cash operating charges provided $3.8 million of operating cash flow for the quarter ended September 26, 1999. Net increases in working capital balances used operating cash of $17.2 million, resulting in net cash used by operating activities of $13.4 million for the quarter ended September 26, 1999. The higher working capital balances reflect: (1) increased inventory and costs and earnings in excess of amounts billed, largely in the Automation segment, primarily due to costs being accumulated on a few large projects and the continued delays on certain assembly system contracts and (2) decreased trade accounts payable levels resulting from the timing of purchases and the lower volume of manufacturing activity as compared to the prior year quarter. These unfavorable changes were partially offset by moderate increases in customer advances related to higher order activity in the first quarter.

During the three months ended September 26, 1999, the Company borrowed $15.6 million on its revolving credit facility. The funds were used for working capital requirements, the acquisition of C. E. King for $2.1 million and capital expenditures of $1.8 million.

During the three months ended September 27, 1998, net cash used by operating activities was $1.9 million. Net income plus non-cash operating charges provided $7.6 million of operating cash flow. A net unfavorable change in working capital balances resulted in cash used of $9.5 million. The increased working capital resulted in unfavorable changes in trade receivables, inventories, costs and earnings in excess of amounts billed and accrued liabilities. Trade receivables increased due primarily to special terms negotiated on a large automotive project. Inventories increased as a result of the reduced plastics processing equipment shipments and substantial advance purchases of parts for multiple tablet presses. The increase in costs and earnings in excess of amounts billed reflects the costs built up as Automation segment projects were delayed. The decrease in accrued liabilities was caused primarily by the payment of year-end bonuses. These increases were partially offset by a favorable change in customer advances which increased as payments were received on a few large special machines projects.

Cash provided by financing activities of $14.6 million during the three months ended September 27, 1998 was used to fund the acquisition of Scheu & Kniss for $10.4 million, repurchases of the Company's stock of $9.7 million, finance capital expenditures of $5.0 million and fund working capital requirements.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 17
-------------------------------------------------------------------------------

On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7.0 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and require an annual sinking fund payment to be made each July 1. The bonds bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 3.90% as of September 26, 1999. The proceeds from the Bonds are held in trust until needed for the expansion. Approximately $5.3 million has been received from the Bonds as of September 26, 1999.

In September 1999, the Company completed an amendment to its $175 million credit facility. The total credit facility, as amended, is $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. The revolving credit facility will be increased to $140 million if the Company meets certain operating cash flow targets during the first six months of fiscal 2000. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The amended credit facility matures on April 2, 2001. Borrowings under the amended credit facility are now secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibitions of acquisitions and payment of dividends without the consent of the lenders. The Company was in compliance with the amended credit facility at September 26, 1999. Total borrowing availability under the amended credit facility as of September 26, 1999 was $19.2 million.

In conjunction with the negotiation of the amended credit facility, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. The amended credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred and DTI will not declare and pay any dividends on its common stock.

Management anticipates that capital expenditures in the current fiscal year will be approximately $10 million to $12 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

In July 1999, the Company completed the acquisition of certain net assets of C.
E. King, Ltd., a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2.1 million was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of C. E. King from the date of acquisition.

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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 18
--------------------------------------------------------------------------------

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of September 26, 1999, the Company had $206.3 million of orders in backlog, which compares to a backlog of approximately $206.2 million as of September 27, 1998.

The backlog for the Automation segment at September 26, 1999 was $161.1 million, which decreased $0.4 million from a year ago. A significant increase in backlog with a customer in the tire industry was offset by the general reduction and deferral of capital spending by customers in the major industries served by the Company. Backlog for the Packaging segment was $39.6 million, an increase of $0.2 million over the comparable period in fiscal 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations. The Company holds no material derivative financial instruments at September 26, 1999.

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 19
--------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

The costs of the planned year 2000 modifications and the dates by which the Company expects to complete its plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that may cause differences between these estimated and actual results include, without limitation, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, changes in consulting fees and costs to remediate or replace hardware and software, non-incremental costs resulting from deployment of internal resources, timely responses to and corrections by third parties such as significant customers and suppliers, and similar uncertainties.

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

DT INDUSTRIES, INC.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations
Page 20
--------------------------------------------------------------------------------

MARKET RISK

In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company hedges certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively (see Liquidity and Capital Resources). The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company holds no material derivative financial instruments at September 26, 1999. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

DT INDUSTRIES, INC.

PART II.  Other Information
--------------------------------------------------------------------------------
Page 21

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10 - Fourth Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of September 24, 1999, among Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, and Bank of America, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein

     Exhibit 11 - Statement Regarding Computation of Earnings Per Share

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     On July 23, 1999, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the release by the Company of its expectations of earnings for the three and twelve months ended June 27, 1999.

     On September 29, 1999, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the release of the Company's earnings for the three and twelve months ended June 27, 1999.

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.    Description
-----------    -----------

10             Fourth Amendment to Fourth Amended and Restated Credit Facilities
               Agreement, dated as of September 24, 1999, among Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, and Bank of America,
               N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein

11             Statement Regarding Computation of Earnings Per Share

27             Financial Data Schedule

                               DT INDUSTRIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DT INDUSTRIES, INC.




Date:   November 9, 1999                  /s/  Bruce P. Erdel
                                          --------------------------------
                                                  (Signature)
                                          Bruce P. Erdel
                                          Senior Vice President - Finance
                                          and Administration
                                          (Principal Financial and Accounting
                                          Officer)