Form 10-Q
period 1999-12-26
DT INDUSTRIES INC
filed 2000-02-09
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           DECEMBER 26, 1999
                               ----------------------------------
Commission File Number:  0-23400



                             DT INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            44-0537828
-----------------------------                          -------------------------
      (State or other                                      (I.R.S. Employer
      jurisdiction of                                     Identification No.)
      incorporation or
        organization



          1949 E. Sunshine, Suite 2-300, Springfield, Missouri 65804
------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)



                                 (417) 890-0102
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)




------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

          The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of JANUARY 28, 2000 was 10,107,274.

DT INDUSTRIES, INC.

INDEX
PAGE 1
------------------------------------------------------------------------------

                                                                          Page
                                                                          Number
                                                                          ------

Part I   Financial Information

         Item 1.  Financial Statements (Unaudited, except as noted)

                  Consolidated Balance Sheets at December 26, 1999
                     and June 27, 1999 (Audited)                            2

                  Consolidated Statement of Operations for the three and
                     six months ended December 26, 1999 and December
                     27, 1998                                               3

                  Consolidated Statement of Changes in Stockholders'
                     Equity for the six months ended December 26,
                     1999                                                   4

                  Consolidated Statement of Cash Flows for the six
                     months ended December 26, 1999 and December
                     27, 1998                                             5-6

                  Notes to Consolidated Financial Statements             7-12

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                13-21

         Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk                                                  22

Part II  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders      22

         Item 5.  Other Information                                        22

         Item 6.  Exhibits and Reports on Form 8-K                         23

Signature

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2
-------------------------------------------------------------- ----------------
                                                 December 26,   June 27,
                                                    1999          1999
                                                 (Unaudited)
                                                 -----------   -----------
ASSETS
Current assets:

     Cash and cash equivalents                      $17,798       $10,487
     Accounts receivable, net                        61,674        50,691
     Costs and estimated earnings in excess of
        amounts billed on uncompleted contracts      66,182        64,894
     Inventories, net                                63,682        56,876
     Prepaid expenses and other                      11,349        12,320
                                                 -----------   -----------
          Total current assets                      220,685       195,268

Property, plant and equipment, net                   75,455        77,402
Goodwill, net                                       178,804       180,066
Other assets, net                                     4,341         4,051
                                                 -----------   -----------
                                                   $479,285      $456,787
                                                 ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Current portion of long-term debt                 $686          $384
     Accounts payable                                28,941        37,507
     Customer advances                               26,159        21,903
     Accrued liabilities                             35,434        32,418
                                                 -----------   -----------
          Total current liabilities                  91,220        92,212
                                                 -----------   -----------
Long-term debt                                      124,822       103,659
Deferred income taxes                                10,088         8,376
Other long-term liabilities                           3,330         3,400
                                                 -----------   -----------
          Total long-term obligations               138,240       115,435
                                                 -----------   -----------
Commitments and contingencies (See Note 11)

Company-obligated, mandatorily redeemable
convertible preferred securities of
subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of
the Company                                          70,000        70,000
                                                 -----------   -----------
Stockholders' equity:

     Preferred stock, $0.01 par value;
          1,500,000 shares authorized; no shares
          issued and outstanding
     Common stock, $0.01 par value; 100,000,000
          shares authorized; 10,107,274 shares
          outstanding at December 26, 1999 and
          June 27, 1999, respectively                   113           113

     Additional paid-in capital                     133,348       133,348
     Retained earnings                               78,519        77,984
     Cumulative translation adjustment               (1,377)       (1,527)
     Less -
          Treasury stock (1,268,488 shares at
          December 26, 1999 and June 27, 1999,
          respectively), at cost                    (30,778)      (30,778)
                                                 -----------   -----------
          Total stockholders' equity                179,825       179,140
                                                 -----------   -----------
                                                   $479,285      $456,787
                                                 ===========   ===========
[FN]
         See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
------------------------------------------------------------------------------

                            Three months ended              Six months ended
                          December 26,  December 27,   December 26,   December 27,
                            1999         1998            1999            1998
                          ----------  ------------    ------------   ---------------

Net sales                  $107,982      $111,627       $208,951          $224,534
Cost of sales                82,835        86,052        160,921           170,734
                          ----------  ------------   ------------   ---------------
Gross profit                 25,147        25,575         48,030            53,800
Selling, general and
   administrative
   expenses                  19,372        20,524         39,218            39,305
                          ----------  ------------   ------------   ---------------
Operating income              5,775         5,051          8,812            14,495

Interest expense              2,642         2,023          4,440             4,059

Dividends on Company-
   obligated, mandatorily
   redeemable convertible
   preferred securities
   of subsidiary DT
   Capital Trust holding
   solely convertible
   junior subordinated
   debentures of the
   Company, at 7.16% per
   annum                      1,275         1,253          2,528             2,506
                          ----------  ------------   ------------   ---------------
Income before
   provision for
   income taxes               1,858         1,775          1,844             7,930

Provision for income            985           683          1,309             3,053
taxes
                          ----------  ------------   ------------   ---------------
Net income                     $873        $1,092           $535            $4,877
                          ==========  ============   ============   ===============

Net earnings per common share:

   Basic                      $0.09         $0.11          $0.05             $0.48
   Diluted                    $0.09         $0.11          $0.05             $0.47
                          ==========  ============   ============   ===============
Weighted average
common shares outstanding:

      Basic               10,107,274   10,066,888     10,107,274        10,191,387
      Diluted             10,119,824   10,190,146     10,134,038        10,354,495
                          ==========  ============   ============   ===============

[FN]
         See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 26, 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 4
------------------------------------------------------------------------------

                                                         Accumulated
                                                            other                   Additional
                                            Retained    comprehensive     Common      paid-in     Treasury
                                            earnings       income          stock      capital       stock         Total
                                            ---------- ---------------- ----------- ------------ ------------- ------------

Balance, June 27, 1999                        $77,984         $(1,527)        $113     $133,348     $(30,778)     $179,140

Comprehensive income:

   Net income (unaudited)                         535
   Foreign currency translation(unaudited)                        150
     Total comprehensive income (unaudited)                                                                            685
                                            ---------- ---------------- ----------- ------------ ------------- ------------
Balance, December 26, 1999 (unaudited)        $78,519         $(1,377)        $113     $133,348     $(30,778)     $179,825
                                            ========== ================ =========== ============ ============= ============

[FN]
          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                              December 26,       December 27,
                                                                                  1999               1998
                                                                            ----------------- ------------------
Cash flows from operating activities:

     Net income                                                                   $ 535            $4,877

Adjustments to reconcile net income to net cash
(used) provided by operating activities:

     Depreciation                                                                 5,528             5,040
     Amortization                                                                 2,973             2,687
     Deferred income tax provision                                                  264               321

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                        (10,983)             6,204
     Costs and earnings in excess of amounts billed                              (1,288)            (7,648)
     Inventories                                                                 (5,095)            (4,813)
     Prepaid expenses and other                                                   3,972               (226)

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

     Accounts payable                                                            (8,566)           (5,113)
     Customer advances                                                            4,122               567
     Accrued liabilities                                                          2,496            (1,934)
     Other                                                                           74                88
                                                                            -------------    --------------
     Net cash (used) provided by operating activities                            (5,968)               50
                                                                            -------------    --------------
Cash flows from investing activities:

     Capital expenditures                                                        (3,419)           (8,543)
     Acquisition of C.E. King net assets                                         (2,116)               ---
     Acquisition of Scheu & Kniss net assets                                         ---          (10,352)
     Other                                                                         (528)           (1,429)
                                                                            -------------    -------------
     Net cash used by investing activities                                       (6,063)          (20,324)
                                                                            -------------    --------------

                                                    (continued)

[FN]
          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
(CONTINUED)
PAGE 6
------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                              December 26,       December 27,
                                                                                  1999               1998
                                                                            ----------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans                                       $21,369        $27,104
     Proceeds from issuance of debt                                                ---          5,175
     Payments on borrowings                                                       (396)           (98)
     Financing costs                                                            (1,664)           ---
     Exercise of stock options                                                     ---            119
     Payments for repurchase of stock                                              ---         (9,985)
     Dividends                                                                     ---           (410)
                                                                             -----------    ----------
     Net cash provided by financing activities                                  19,309         21,905
                                                                             -----------   -----------
     Effect of exchange rate changes                                                33           (128)
                                                                             -----------   -----------

Net increase in cash                                                             7,311          1,503

Cash and cash equivalents at beginning of period                                10,487          6,915
                                                                            -----------   -----------
Cash and cash equivalents at end of period                                     $17,798         $8,418
                                                                            ===========   ===========


[FN]
         See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
------------------------------------------------------------------------------

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

      The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with U.S. generally accepted accounting principles.

3.    ACQUISITIONS

      In July 1999, the Company completed the acquisition of certain net assets of C. E. King, Ltd. (King), a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2,116 million was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been preliminarily allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of King from the date of acquisition.

      In August 1998, the Company completed the acquisition of certain net assets of Scheu & Kniss, Inc. (S&K). See the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended June 27, 1999 for additional information relating to this acquisition.

      The pro forma effects of the above acquisitions are not material to the Company's financial results for the three and six months ended December 26, 1999 and December 27, 1998.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
------------------------------------------------------------------------------

4.    FINANCING

      As of December 26, 1999 and June 27, 1999, long-term debt consisted of the following:

                                                December      June 27,
                                                26, 1999        1999
                                              (Unaudited)
                                              -------------  ------------
      Term loan                                    $10,000       $10,000
      Revolving loans                              107,747        85,765
      Other long-term debt and capital lease
        obligations                                  7,761         8,278
                                             -------------  ------------
                                                   125,508       104,043
      Less-current portion of long-term debt           686           384
                                              -------------  ------------
                                                  $124,822      $103,659
                                              =============  ============

     In September 1999, the Company completed an amendment to its $175,000 credit facility. The credit facility, as amended, was $135,000, including a $125,000 revolving credit facility and a $10,000 term credit facility. In accordance with the amended credit agreement, the total credit facility increased to $140,000 as the Company met certain operating cash flow targets during the six months ended December 26, 1999. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, matures April 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibition of acquisitions and payment of dividends without the consent of the lenders. The Company was in compliance with the amended credit facility's financial and other covenants at December 26, 1999. Total borrowing availability under the amended credit facility as of December 26, 1999 was $18,863.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
------------------------------------------------------------------------------

5. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

      On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a newly-formed Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of the Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997. In conjunction with the amendment of the credit facility as discussed in Note 4, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $2,528 have been deferred and accrued as of December 26, 1999.

6.    BUSINESS SEGMENTS

      The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Accordingly, segment information for the three and six months ended December 27, 1998 has been restated to conform with the requirements of SFAS 131.

      Financial information for the Company's reportable segments consisted of the following:



                               Three Months Ended          Six Months Ended

                             December     December      December     December
                             26, 1999      27, 1998     26, 1999      27, 1998
                            ------------  -----------  ------------  -----------
      Net sales
           Automation           $66,975      $73,920      $127,768     $156,816
           Packaging             32,109       29,122        63,817       50,228
           Other                  8,898        8,585        17,366       17,490
                            ------------  -----------  ------------  -----------
                               $107,982     $111,627      $208,951     $224,534
      Consolidated total    ============  ===========  ============  ===========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
------------------------------------------------------------------------------

      The reconciliation of segment operating income to consolidated income before income taxes consisted of the following:

                            Three Months Ended          Six Months Ended

                         December 26,  December 27,  December 26,  December 27,
                            1999         1998           1999         1998
                         -----------  ------------  -----------  ------------
 Automation                  $2,124        $4,414       $2,247       $13,741
 Packaging                    5,053         2,222        9,968         4,166
                         -----------  ------------  -----------  ------------

 Operating income
   for reportable
   segments                   7,177         6,636       12,215        17,907

 Operating income for
   immaterial businesses        599           767          823         1,167

 Corporate                   (2,001)       (2,352)      (4,226)       (4,579)

 Interest expense, net       (2,642)       (2,023)      (4,440)       (4,059)

 Dividends on Company-
   obligated, mandatorily
    redeemable convertible
    preferred securities     (1,275)       (1,253)      (2,528)       (2,506)
                         -----------  ------------  -----------  ------------
 Consolidated income
    before income taxes      $1,858        $1,775       $1,844        $7,930
                         ===========  ============  ===========  ============


7.    RESTRUCTURING RESERVE

      In fiscal 1999, the Company recorded a restructuring charge of $2,500 associated with management changes and workforce reductions, idle facility costs and non-cash asset writedowns. The breakdown of the restructuring reserve as of December 26, 1999 and June 27, 1999 was as follows:

                                                Charges to
                             June 27, 1999       Reserve      December 26, 1999
                            ----------------   ------------   -----------------

      Severance costs                $1,493       $(1,223)            $270
      Idle facility costs               264          (203)              61
      Asset writedowns and
        other                           361          (291)              70
                            ---------------   ------------   -----------------
                                     $2,118       $(1,717)            $401
                            ================  ============   =================

     The Company has completed the restructuring plans as developed in fiscal 1999. The remaining restructuring reserve relates primarily to several management changes for which payments under severance programs extend beyond December 26, 1999. The remaining balance of the restructuring reserve is expected to be fully utilized during fiscal 2000.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
------------------------------------------------------------------------------
8.    SUPPLEMENTAL BALANCE SHEET INFORMATION

                                             December 26,     June 27,
                                                 1999           1999
                                              (Unaudited)
                                            --------------  ------------
      Inventories, net:
           Raw materials                           $23,411       $21,835
           Work in process                          32,335        25,418
           Finished goods                            7,936         9,623
                                             --------------  ------------
                                                   $63,682       $56,876
                                             ==============  ============
      Accrued liabilities:
           Accrued employee compensation
             and benefits                          $12,891       $12,291
           Accrued warranty                          3,991         4,409
           Dividends on convertible
             preferred securities                    2,528           ---
           Other                                    16,024        15,718
                                             --------------  ------------
                                                   $35,434       $32,418
                                             ==============  ============

      The Company has 1,268,488 shares of treasury stock at a total cost of $30,778, as reflected in the stockholders' equity section of the consolidated balance sheet. The repurchased shares are being used primarily for employee stock option programs. In conjunction with the negotiation of the amendment to the credit facility as discussed in Note 4, the Company has agreed that it will make no further repurchases of its common stock.

9.    STOCK OPTION PLANS

      A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                AVERAGE        SHARES SUBJECT
                                                 PRICE           TO OPTION
                                           ------------------  ---------------
           Options outstanding at
             June 27, 1999                      $17.43              1,011,938
           Options granted                       $6.25                246,000
           Options exercised                      ---                     ---
           Options forfeited                    $14.88                (29,000)
                                                               ---------------
           Options outstanding at
             December 26, 1999                  $15.24              1,228,938
                                                               ===============
           Exercisable at December 26,          $16.19                564,483
             1999                                              ===============

10.   COMPREHENSIVE INCOME

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12
------------------------------------------------------------------------------


11.   COMMITMENTS AND CONTINGENCIES

      The Company is a party to certain lawsuits involving employee matters, product liability and other matters. Management does not expect the outcome of any litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
------------------------------------------------------------------------------
GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and six months ended December 26, 1999 compared to the three and six months ended December 27, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 27, 1999.

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

In the fourth quarter of fiscal 1999, the Company recorded $10.5 million of special charges related to cost, performance and collection issues on four automation projects. The Company continues to attempt resolution of outstanding issues with these customers, including collections of outstanding accounts receivable, billings of final project costs and estimated warranty costs expected in the initial period of production. The Company believes the remaining reserves related to these projects at December 26, 1999 are adequate.

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Market Risk" and "Year 2000 Compliance" includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, excess product warranty expenses, collectability of past due customer receivables, significant cost overruns on certain projects, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation and availability of skilled labor. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any forward-looking statement also appears elsewhere in this report, including under the heading "Seasonality and Fluctuations in Quarterly Results".

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                 Three Months Ended          Six Months Ended

                              December 26,  December 27,  December 26,  December 27,
                                1999          1998          1999           1998
                              -----------  ------------  -----------   ------------
Net sales                       100.0%       100.0%        100.0%       100.0%
Cost of sales                    76.7         77.1          77.0         76.0
                              -----------  ------------  -----------  ------------
Gross profit                     23.3         22.9          23.0         24.0
Selling, general and
administrative expenses          18.0         18.4          18.8         17.5
                              -----------  ------------  -----------  ------------
Operating income                  5.3          4.5           4.2          6.5
Interest expense                  2.4          1.8           2.1          1.8

Dividends on
Company-obligated,
mandatorily redeemable
convertible preferred
securities of subsidiary
DT Capital Trust                 1.2           1.1          1.2           1.1
                              -----------  ------------  -----------  ------------
Income before provision
for income taxes                 1.7           1.6          0.9           3.6
Provision for income taxes       0.9           0.6          0.6           1.4
                              -----------  ------------  -----------  ------------
Net income                       0.8%         1.0%          0.3%         2.2%
                              ===========  ============  ===========  ============


DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
------------------------------------------------------------------------------

                      THREE MONTHS ENDED DECEMBER 26, 1999
               COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1998

Consolidated net sales for the three months ended December 26, 1999 were $108.0 million, a decrease of $3.6 million, or 3.3%, from $111.6 million for the three months ended December 27, 1998. Net sales by segment were as follows (in millions):

                 Three Months Ended        Three Months Ended      Increase
                  December 26, 1999         December 27, 1998     (Decrease)
                 ------------------       --------------------  --------------

   Automation           $67.0                    $73.9              $(6.9)
   Packaging             32.1                     29.1                3.0
   Other                  8.9                      8.6                0.3
                 ------------------       --------------------  --------------
                       $108.0                   $111.6              $(3.6)
                 ==================       ====================  ==============

Automation segment sales decreased primarily as a result of lower sales to the automotive industry. Soft order activity during the second half of fiscal 1999 due to the deferral of capital spending programs by automotive customers resulted in revenues from the automotive industry that were significantly below those recorded during the second quarter of fiscal 1999. These decreases were partially offset by an increase in revenues for build-to-print machinery for the tire industry and material handling systems for the heavy equipment market.

Increased Packaging segment sales reflect a combination of significantly higher sales of plastics processing equipment and the incremental increase in sales as a result of the acquisition of C.E. King in July 1999, partially offset by the lower sales of other packaging equipment to the pharmaceutical market. The increased sales of plastics processing equipment resulted primarily from increased sales of extrusion and thermoforming systems.

Gross profit decreased $0.5 million, or 1.7%, to $25.1 million for the three months ended December 26, 1999 from $25.6 million for the three months ended December 27, 1998. The gross margin increased to 23.3% from 22.9%. The increase in gross margin primarily reflects the significant increase in margins on plastics processing equipment which had been adversely affected by cost overruns and inefficiencies in the first half of fiscal 1999. This increase was partially offset by lower margins on other packaging machinery sales primarily reflecting the unfavorable manufacturing volume variances occurring at one of the businesses. The margins in the Automation segment were down slightly from the prior year primarily reflecting inefficiencies related to the lower utilization of manufacturing resources due to the decrease in sales noted above.

SG&A expenses decreased $1.1 million, or 5.6%, to $19.4 million for the three months ended December 26, 1999 from $20.5 million for the three months ended December 27, 1998. Excluding the incremental costs of approximately $0.7 million associated with newly-acquired and start-up businesses, operating expenses decreased approximately 9% from the prior year quarter. The decrease was primarily due to the restructuring and cost containment measures taken in fiscal 1999 and fiscal 2000 across all business segments and at the Corporate office. The cost cutting measures implemented included headcount reductions and lower discretionary spending in the general and administrative and sales and marketing functions. The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisition of C.E. King in July 1999, the July 1999 start-up of an advanced automation engineering group on the West Coast targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. Due to the lower expenses as compared to the prior year, SG&A expenses as a percentage of consolidated net sales decreased to 18.0% from 18.4%.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
------------------------------------------------------------------------------

Operating income increased $0.7 million, or 14.3%, to $5.8 million for the three months ended December 26,1999 from $5.1 million for the three months ended December 27, 1998, as a result of the factors noted above. The operating margin increased to 5.3% from 4.5% in the prior year.

Interest expense increased $0.6 million, or 30.6% to $2.6 million for the three months ended December 26, 1999 primarily from the increase in interest rates on outstanding borrowings. Dividends on the convertible preferred securities were $1.3 million for each of the three months ended December 26, 1999 and December 27, 1998. The dividends are currently being deferred and accrued in conjunction with the amendment to the credit facility.

The provision for income taxes increased to $1.0 million for the three months ended December 26, 1999 from $0.7 million for the three months ended December 27, 1998, reflecting an effective tax rate of approximately 53.0% and 38.5% for each period, respectively. These rates differ from statutory rates due to permanent differences primarily related to the effects of non-deductible goodwill amortization on certain acquisitions and other tax benefit optimization factors.

Net income decreased $0.2 million to $0.9 million for the three months ended December 26, 1999 from $1.1 million for the three months ended December 27, 1998. Basic and diluted earnings per share were $0.09 for the three months ended December 26, 1999 compared to basic and diluted earnings per share of $0.11 for the three months ended December 27, 1998. Basic weighted average shares outstanding for each of the three months ended December 26, 1999 and December 27, 1998 were 10.1 million. Diluted weighted average shares outstanding for the three months ended December 26, 1999 were 10.1 million versus 10.2 million for the three months ended December 27, 1998.


                       SIX MONTHS ENDED DECEMBER 26, 1999
                COMPARED TO SIX MONTHS ENDED DECEMBER 27, 1998

Consolidated net sales for the six months ended December 26, 1999 were $208.9 million, a decrease of $15.6 million, or 6.9%, from $224.5 million for the six months ended December 27, 1998. Net sales by segment were as follows (in millions):

                   Six Months Ended      Six Months Ended       Increase
                   December 26, 1999     December 27, 1998     (Decrease)
                   ------------------   --------------------  ------------------

   Automation           $127.7                $156.8             $(29.1)
   Packaging              63.8                  50.2               13.6
   Other                  17.4                  17.5               (0.1)
                   --------------------  -------------------  ------------------
                        $208.9                $224.5             $(15.6)
                   ==================== ====================  ==================

Automation segment sales decreased primarily as a result of lower sales to the automotive industry. Soft order activity during the second half of fiscal 1999 due to the deferral of capital spending programs by automotive customers resulted in revenues from the automotive industry that were significantly below those recorded during the first half of fiscal 1999. Revenues were also down in the electronics and recreational products markets reflecting some larger projects in fiscal 1999. These decreases in revenues were partially offset by an increase in revenues for build-to-print machinery for the tire industry and material handling systems for the heavy equipment market. The Company did receive significant bookings in the second quarter from the electronics industry which are expected to provide favorable revenue comparisons regarding sales to the electronics market for the second half of the fiscal year.

Increased Packaging segment sales reflect a combination of significantly higher sales of plastics processing equipment and the incremental increase in sales as a result of the acquisition of C.E. King in July 1999 and Scheu & Kniss (S&K) in August 1998. The increased sales of plastics processing equipment resulted primarily from the increased sales of extrusion and thermoforming systems.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
------------------------------------------------------------------------------

Gross profit decreased $5.8 million, or 10.7%, to $48.0 million for the six months ended December 26, 1999 from $53.8 million for the six months ended December 27, 1998. The gross margin decreased to 23.0% from 24.0%. The decrease in gross margin reflects the decrease in margins in the Automation segment partially offset by the increase in gross margins on plastics processing equipment. The margins in the Automation segment were down from the prior year reflecting inefficiencies related to the lower utilization of manufacturing resources, lower margins on new business and the incremental manufacturing overhead costs associated with the start-up of the advanced engineering group. Packaging gross margins were up sharply from the prior year which had been adversely affected by cost overruns and inefficiencies on plastics processing equipment. This increase was partially offset by lower margins on other packaging machinery sales primarily reflecting the unfavorable manufacturing volume variances occurring at one of the businesses and an unfavorable product mix.

SG&A expenses decreased $0.1 million to $39.2 million for the six months ended December 26, 1999 from $39.3 million for the six months ended December 27, 1998. Incremental costs associated with newly-acquired and start-up businesses were offset by cost cutting across business segments and the Corporate office, including headcount reductions and lower discretionary spending in the general and administrative and sales and marketing functions . The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisitions of S&K in August 1998 and C.E. King in July 1999, the July 1999 start-up in of an advanced automation engineering group on the West Coast targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. Due to the lower revenues, SG&A expenses as a percentage of consolidated net sales increased to 18.8% from 17.5%.

Operating income decreased $5.7 million, or 39.2%, to $8.8 million for the six months ended December 26,1999 from $14.5 million for the six months ended December 27, 1998, as a result of the factors noted above. The operating margin decreased to 4.2% from 6.5% in the prior year.

Interest expense increased $0.4 million, or 9.4%, to $4.4 million for the six months ended December 26, 1999 primarily from the increase in interest rates on outstanding borrowings. Dividends on the convertible preferred securities were $2.5 million for each of the six months ended December 26, 1999 and December 27, 1998. The dividends are currently being deferred and accrued in conjunction with the amendment to the credit facility.

The provision for income taxes decreased to $1.3 million for the six months ended December 26, 1999 from $3.1 million for the six months ended December 27, 1998, reflecting an effective tax rate of approximately 71.0% and 38.5% for each period, respectively. These rates differ from statutory rates due to permanent differences primarily related to the effects of non-deductible goodwill amortization on certain acquisitions and other tax benefit optimization factors.

Net income decreased $4.4 million to $0.5 million for the six months ended December 26, 1999 from $4.9 million for the six months ended December 27, 1998. Basic and diluted earnings per share were $0.05 for the six months ended December 26, 1999 compared to basic and diluted earnings per share of $0.48 and $0.47 for the six months ended December 27, 1998, respectively. Basic weighted average shares outstanding were 10.1 million versus 10.2 million for the six months ended December 26, 1999 and December 27, 1998, respectively. Diluted weighted average shares outstanding were 10.1 million versus 10.4 million for the six months ended December 26, 1999 and December 27, 1998, respectively.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE  18
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net income plus non-cash operating charges provided $9.3 million of operating cash flow for the six months ended December 26, 1999. Net increases in working capital balances used operating cash of $15.3 million, resulting in net cash used by operating activities of $6.0 million for the six months ended December 26, 1999. The higher working capital balances reflect: (1) increased accounts receivable, largely in the Automation segment, primarily due to the shipment of a few large projects in the second quarter; (2) increased inventories, primarily in the Automation segment, from the purchase of stock in connection with an agreement to assume the marketing and distribution of a standard product line manufactured by the Company, and the inventory build-up associated with the production of build-to-print machinery for the tire market; and (3) deincreased trade accounts payable levels resulting from the timing of purchases and the lower overall volume of manufacturing activity as compared to June 1999. These unfavorable changes were partially offset by an increase in customer advances related to higher order activity in the first six months of the fiscal year.

During the six months ended December 26, 1999, the Company borrowed $21.0 million on its revolving credit facility. The funds were used for working capital requirements, the acquisition of C. E. King for $2.1 million, capital expenditures of $3.4 million and financing costs of $1.7 million. The Company did have a large increase in cash at December 26, 1999, the result of some significant customer payments received during the last few days of the quarter.

During the six months ended December 27, 1998, cash used to fund the net increases in working capital balances of $12.8 million offset the cash provided by net income plus non-cash operating charges of $12.9 million. The increase in working capital resulted from the unfavorable changes in costs and earnings in excess of amounts billed, inventories and trade payables, partially offset by the decrease in trade receivables. The increase in current assets was attributed to generally less favorable payment terms and collections which were delayed pending customer acceptance of equipment. Inventories increased primarily in the Packaging segment as the Company was building and stocking more standard packaging machines to allow for quicker deliveries. Current liabilities decreased from the June 1998 level due primarily to the decreased manufacturing activity across the Company and the timing of significant component purchases.

During the six months ended December 27, 1998, the Company borrowed $27.0 million on its revolving credit facility and raised another $5.2 million primarily through the issuance of Bonds, as discussed below. The funds were used to finance the purchase of S&K for $10.4 million, repurchase $10.0 million of the Company's stock, fund capital expenditures of $8.5 million and pay dividends of $0.4 million.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
------------------------------------------------------------------------------

In September 1999, the Company completed an amendment to its $175 million credit facility. The total credit facility, as amended, was $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. In accordance with the amended credit agreement, the total credit facility increased to $140 million based on the Company meeting certain operating cash flow targets during the six months ended December 26, 1999. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, matures on April 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibition of acquisitions and payment of dividends without the consent of the lenders. The Company was in compliance with the amended credit facility's financial and other covenants at December 26, 1999. Total borrowing availability under the amended credit facility as of December 26, 1999 was $18.9 million.

In conjunction with the negotiation of the amended credit facility, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. The amended credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred and DTI will not declare or pay any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $2.5 million have been deferred and accrued as of December 26, 1999.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
------------------------------------------------------------------------------

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of December 26, 1999, the Company had $253.3 million of orders in backlog, which compares to a backlog of approximately $190.2 million as of December 27, 1998.

The backlog for the Automation segment at December 26, 1999 was $206.6 million, which increased $57.5 or 38.6% million from a year ago. The increase is a result of significant bookings in the second quarter primarily from the electronics and tire industries. This increase was partially offset by a lower backlog with automotive customers, reflecting a continuation of capital spending reduction and deferral in this industry through December 1999. Backlog for the Packaging segment was $37.3 million, an increase of $0.5 million over the comparable period in fiscal 1999. The increase is a result of the incremental backlog of C.E.King, acquired in July 1999.

The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes that a majority of the orders in the backlog will be recognized as sales during the current fiscal year. The Company's backlog does have a higher level of orders for long-lead time machinery, which are expected to translate into revenues in the 2001 fiscal year .

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations. The Company holds no material derivative financial instruments at December 26, 1999.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21
------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

The Company successfully completed all work to resolve the potential impact of year 2000 on the processing of date-sensitive information by the Company's computerized information systems and equipment with embedded chips. The Company has not experienced any material disruption from the year 2000 issue relating to the century rollover. The Company will continue to monitor all critical systems for the appearance of delayed year 2000 related issues, problems relative to the leap year and problems encountered through suppliers, customers and other third parties with whom the Company deals.

For substantially all of the Company's internal systems, the remediation phase of its year 2000 plan was an incidental consequence of the ongoing implementation of new integrated core business systems at several of the Company's divisions. The total incremental cost of these projects, comprised primarily of the costs of the implementation of the new integrated core business systems, includes costs of approximately $3.5 million incurred in fiscal year 1998, expenditures in fiscal year 1999 of approximately $4.0 million and costs of approximately $0.6 million in the six months ended December 26, 1999, all of which was included in the Company's capital expenditures plans.

MARKET RISK

In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company hedges certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively. The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company holds no material derivative financial instruments at December 26, 1999. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 22
------------------------------------------------------------------------------

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 10, 1999, the Annual Meeting of the Stockholders of DTI was held, at which the following matters were voted upon:

          1. Election of Directors. Each of the following nominees received the number of votes set forth opposite his name:

                                                        FOR         WITHHELD
                                                    ------------  -------------
            Class III           William H.T. Bush     7,507,036         60,444
            (term expires 2002) Charles A. Dill       7,507,036         60,444
                                Graham L. Lewis       7,506,936         60,544

          2. Ratification of Appointment of Accountants for the fiscal year ending June 25, 2000. The vote to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending June 25, 2000 was 7,562,888 for, 2,962 against and 1,630 abstaining.


ITEM 5.     OTHER INFORMATION

       On January 21, 2000, the Board of Directors of the Company amended the Company's By-laws. The specific amendments to the By-laws and the full text of the Amended and Restated By-laws are attached as Exhibits 3.1 and 3.2, respectively. Specifically, the By-laws were amended to (i) provide that special meetings of the stockholders may be called only by the chairman of the board, the president or a majority of the board of directors; (ii) set up procedures for stockholder action taken by written consent; (iii) set up procedures for advance notice to the Company of stockholder proposals for presentation at the annual meeting; (iv) allow the board of directors to approve rules for the conduct of stockholder meetings; and (v) set up procedures to be followed for stockholder nominations of directors. Under the Company's By-laws, as amended, in order for a stockholder to bring business before, or propose director nominations at, the Company's annual meeting of stockholders, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than ninety days nor more than one hundred fifty days prior to the date of the annual meeting. The By-law requirements for advance notice of stockholder proposals are separate and apart from the requirements of SEC Rule 14 a-8 (17 C.F.R. ss. 240.14 a-8) that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement and form of proxy.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 23
------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 3.1   Amendments to By-Laws of the Company

            Exhibit 3.2   Amended and Restated By-Laws of the Company

            Exhibit 10 Fifth Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of December 1, 1999, among Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, and Bank of America, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein.

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


                                          DT INDUSTRIES, INC.




Date:   February 9, 2000                  /s/  BRUCE P. ERDEL
                                         ------------------------
                                                 (Signature)
                                          Bruce P. Erdel
                                          Senior Vice President - Finance
                                          and Administration
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX


Exhibit 3.1 Amendments to By-Laws of the Company

Exhibit 3.2 Amended and Restated By-Laws of the Company

Exhibit 10 Fifth Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of December 1, 1999 among Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, and Bank of America, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein.

Exhibit 11  Statement Regarding Computation of Earnings Per Share

Exhibit 27  Financial Data Schedule