Form 10-Q
period 2000-03-26
DT INDUSTRIES INC
filed 2000-05-09
CIK 918999

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        March 26, 2000
                               -------------------------------
Commission File Number:  0-23400



                             DT INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            44-0537828
-----------------------------                         --------------------------
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

                                 Yes X     No
                                    ----     ----

          The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 28, 2000 was 10,107,274.

DT INDUSTRIES, INC.

INDEX
PAGE 1
-------------------------------------------------------------------------------------------------------------------
                                                                                                 Number

Part I       Financial Information

             Item 1.       Financial Statements (Unaudited, except as noted)

                           Consolidated Balance Sheets at March 26, 2000
                              and June 27, 1999 (Audited)                                              2

                           Consolidated Statement of Operations for the three and
                              nine months ended March 26, 2000 and March 28, 1999                      3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the nine months ended March 26, 2000                          4

                           Consolidated Statement of Cash Flows for the nine
                              months ended March 26, 2000 and March 28, 1999                         5-6

                           Notes to Consolidated Financial Statements                               7-11

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  12-20

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                                    20

Part II      Other Information

             Item 6.       Exhibits and Reports on Form 8-K                                           21

Signature


DT INDUSTRIES, INC.


ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2
-------------------------------------------------------------------------------------------------------------------

                                                                          March 26,            June 27,
                                                                             2000                1999
                                                                         (Unaudited)
                                                                        ---------------     ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                $  7,181           $   10,487
     Accounts receivable, net                                                   69,705               50,691
     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                           68,239               64,894
     Inventories, net                                                           65,330               56,876
     Prepaid expenses and other                                                 10,590               12,320
                                                                        ---------------     ----------------
          Total current assets                                                 221,045              195,268

Property, plant and equipment, net                                              73,703               77,402
Goodwill, net                                                                  177,188              180,066
Other assets, net                                                                4,226                4,051
                                                                        ---------------     ----------------
                                                                              $476,162             $456,787
                                                                        ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        $    684            $     384
     Accounts payable                                                           31,097               37,507
     Customer advances                                                          19,436               21,903
     Accrued liabilities                                                        38,150               32,418
                                                                        ---------------     ----------------
          Total current liabilities                                             89,367               92,212
                                                                        ---------------     ----------------

Long-term debt                                                                 121,089              103,659
Deferred income taxes                                                           10,429                8,376
Other long-term liabilities                                                      3,425                3,400
                                                                        ---------------     ----------------
          Total long-term obligations                                          134,943              115,435
                                                                        ---------------     ----------------

Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary
DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                       70,000               70,000
                                                                        ---------------     ----------------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 shares outstanding at March 26, 2000
          and June 27, 1999, respectively                                          113                  113
     Additional paid-in capital                                                133,348              133,348
     Retained earnings                                                          81,252               77,984
     Cumulative translation adjustment                                          (2,083)              (1,527)
     Less -
          Treasury stock (1,268,488 shares at March 26, 2000
               and June 27, 1999, respectively), at cost                       (30,778)             (30,778)
                                                                        ---------------     ----------------
          Total stockholders' equity                                           181,852              179,140
                                                                        ---------------     ----------------
                                                                              $476,162             $456,787
                                                                        ===============     ================

                           See accompanying Notes to Consolidated Financial Statements.


DT INDUSTRIES, INC.


ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
-------------------------------------------------------------------------------------------------------------------

                                              Three months ended                          Nine months ended

                                        March 26,          March 28,             March 26,               March 28,
                                          2000                1999                 2000                     1999
                                      --------------    -----------------    ------------------     ---------------------

Net sales                                  $121,895             $104,097              $330,846                  $328,631
Cost of sales                                93,263               79,604               254,184                   250,338
                                      --------------    -----------------    ------------------     ---------------------
Gross profit                                 28,632               24,493                76,662                    78,293
Selling, general and
   administrative expenses                   19,688               20,716                58,906                    60,021
                                      --------------    -----------------    ------------------     ---------------------
Operating income                              8,944                3,777                17,756                    18,272
Interest expense                              2,834                1,724                 7,274                     5,783
Dividends on Company-obligated,
   mandatorily redeemable
   convertible preferred securities
   of subsidiary DT Capital Trust
   holding solely convertible junior
   subordinated debentures of the
   Company, at 7.16% per annum                1,298                1,253                 3,826                     3,759
                                      --------------    -----------------    ------------------     ---------------------
Income before provision for
   income taxes                               4,812                  800                 6,656                     8,730
Provision for income taxes                    2,079                  308                 3,388                     3,361
                                      --------------    -----------------    ------------------     ---------------------
Net income                                   $2,733            $     492               $ 3,268                    $5,369
                                      ==============    =================    ==================     =====================

Net earnings per common share:
   Basic                                      $0.27                $0.05                 $0.32                     $0.53
   Diluted                                    $0.27                $0.05                 $0.32                     $0.52
                                      ==============    =================    ==================     =====================

Weighted average common shares outstanding:

      Basic                              10,107,274           10,107,274            10,107,274                10,163,246
      Diluted                            10,216,318           10,111,242            10,169,335                10,254,900
                                      ==============    =================    ==================     =====================

                           See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 26, 2000
(DOLLARS IN THOUSANDS)
PAGE 4
-------------------------------------------------------------------------------------------------------------------

                                                         Accumulated
                                                            other                   Additional
                                            Retained    comprehensive   Common        paid-in      Treasury
                                            earnings       income         stock       capital       stock         Total
                                            ---------- ---------------- ----------- ------------ ------------- ------------
Balance, June 27, 1999                       $ 77,984        $ (1,527)        $113     $133,348    $ (30,778)     $179,140
Comprehensive income:
   Net income (unaudited)                       3,268
   Foreign currency translation (unaudited)                      (556)
      Total comprehensive income (unaudited)                                                                         2,712
                                            ---------- ---------------- ----------- ------------ ------------- ------------
Balance, March 26, 2000
   (unaudited)                                $81,252        $ (2,083)        $113     $133,348     $(30,778)     $181,852
                                            ========== ================ =========== ============ ============= ============

                                See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
-------------------------------------------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                               March 26,             March 28,
                                                                                  2000                 1999
                                                                            -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                       $3,268                $5,369
Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation                                                                      8,252                 7,723
     Amortization                                                                      4,573                 4,044
     Deferred income tax provision                                                     4,557                 2,134

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                             (18,973)                3,054
     Costs and earnings in excess of amounts billed                                   (3,280)               (8,707)
     Inventories                                                                      (6,454)               (6,548)
     Prepaid expenses and other                                                          320                 1,263

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

     Accounts payable                                                                 (6,436)               (6,902)
     Customer advances                                                                (2,650)               (3,255)
     Accrued liabilities                                                               5,193                  (444)
     Other                                                                                59                    57
                                                                            -----------------    ------------------
     Net cash used by operating activities                                           (11,571)               (2,212)
                                                                            -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (4,539)              (11,185)
     Acquisition of C.E. King net assets                                              (2,116)                  ---
     Acquisition of Scheu & Kniss net assets                                             ---               (10,352)
     Other                                                                              (621)               (1,429)

                                                                            -----------------    ------------------
     Net cash used by investing activities                                            (7,276)              (22,966)
                                                                            -----------------    ------------------

                                   (continued)

                           See accompanying Notes to Consolidated Financial Statements.





DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
(CONTINUED)
PAGE 6
-------------------------------------------------------------------------------------------------------------------

                                                                                        Nine Months Ended
                                                                                  March 26,           March 28,
                                                                                     2000               1999
                                                                                ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans                                                18,655              34,190
     Proceeds from issuance of debt                                                        ---               5,275
     Payments on borrowings                                                               (443)               (128)
     Financing costs                                                                    (1,143)                ---
     Exercise of stock options                                                             ---                 119
     Payments for repurchase of stock                                                      ---              (9,985)
     Dividends                                                                             ---                (612)
                                                                                ---------------    ----------------
     Net cash provided by financing activities                                          17,069              28,859
                                                                                ---------------    ----------------
     Effect of exchange rate changes                                                    (1,528)               (190)
                                                                                ---------------    ----------------
Net increase (decrease) in cash                                                         (3,306)              3,491
Cash and cash equivalents at beginning of period                                        10,487               6,915
                                                                                ---------------    ----------------
Cash and cash equivalents at end of period                                             $ 7,181             $10,406
                                                                                ===============    ================

                           See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999.

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

3.       ACQUISITIONS

         In July 1999, the Company completed the acquisition of certain net assets of C. E. King, Ltd. (King), a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2,116 was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of King from the date of acquisition.

         In August 1998, the Company completed the acquisition of certain net assets of Scheu & Kniss, Inc. (S&K). See the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999 for additional information relating to this acquisition.

         The pro forma effects of the above acquisitions are not material to the Company's financial results for the three and nine months ended March 26, 2000 and March 28, 1999.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
-------------------------------------------------------------------------------------------------------------------

4.       FINANCING

         As of March 26, 2000 and June 27, 1999, long-term debt consisted of the following:

                                                                       March 26,              June 27,
                                                                          2000                  1999
                                                                      (Unaudited)
                                                                   -------------------    -----------------

         Term loan                                                            $10,000              $10,000
         Revolving loans                                                      104,059               85,765
         Other long-term debt and capital lease obligations                     7,714                8,278
                                                                   -------------------    -----------------
                                                                              121,773              104,043
         Less-current portion of long-term debt                                   684                  384
                                                                   -------------------    -----------------
                                                                             $121,089             $103,659
                                                                   ===================    =================


         In September 1999, the Company completed an amendment to its $175,000 credit facility. The credit facility, as amended, was reduced to $135,000, including a $125,000 revolving credit facility and a $10,000 term credit facility. In accordance with the amended credit agreement, the revolving credit facility increased in December 1999 to $130,000 as the Company met certain operating cash flow targets. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, matures April 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibition of acquisitions and payment of dividends without the consent of the lenders. The Company was in compliance with the amended credit facility's financial and other covenants at March 26, 2000. Total borrowing availability under the amended credit facility as of March 26, 2000 was $22,325.

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

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of the Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997. In conjunction with the amendment of the credit facility as discussed in Note 4, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $3,826 have been deferred and accrued as of March 26, 2000.

6.       BUSINESS SEGMENTS

         The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Accordingly, segment information for the three and nine months ended March 28, 1999 has been restated to conform with the requirements of SFAS 131.

         Financial information for the Company's reportable segments consisted of the following:

                                                  Three Months Ended                      Nine Months Ended
                                          March 26, 2000      March 28, 1999      March 26, 2000     March 28, 1999
                                          ---------------     ---------------     ---------------    ----------------
         Net sales
              Automation                         $81,633            $ 68,563            $209,401            $225,378
              Packaging                           29,904              27,560              93,721              77,787
              Other                               10,358               7,974              27,724              25,466
                                          ---------------     ---------------     ---------------    ----------------
                   Consolidated total           $121,895            $104,097            $330,846            $328,631
                                          ===============     ===============     ===============    ================


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
-------------------------------------------------------------------------------------------------------------------

         The reconciliation of segment operating income to consolidated income before income taxes consisted of the following:

                                                    Three Months Ended                      Nine Months Ended

                                            March 26, 2000      March 28, 1999      March 26, 2000     March 28, 1999
                                            ----------------    ---------------     ---------------    ----------------

         Automation                                  $5,288             $2,556              $7,535             $16,185
         Packaging                                    4,476              3,383              14,444               7,661
                                            ----------------    ---------------     ---------------    ----------------
            Operating income for
               reportable segments                    9,764              5,939              21,979              23,846
         Operating income for
               immaterial businesses                  1,129                432               1,951               1,599
         Corporate                                   (1,949)            (2,594)             (6,174)             (7,173)
         Interest expense, net                       (2,834)            (1,724)             (7,274)             (5,783)
         Dividends on Company-
            obligated, mandatorily
            redeemable convertible
            preferred securities                     (1,298)            (1,253)             (3,826)             (3,759)
                                            ----------------    ---------------     ---------------    ----------------
         Consolidated income
            before income taxes                      $4,812               $800              $6,656              $8,730
                                            ================    ===============     ===============    ================


7.       RESTRUCTURING RESERVE

         In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2,500 associated with management changes and workforce reductions, idle facility costs and non-cash asset write-downs. The restructuring reserve at June 27, 1999 was fully utilized during the nine months ended March 26, 2000. The breakdown of the restructuring reserve as of March 26, 2000 and June 27, 1999 was as follows:

                                                                           Charges to
                                                    June 27, 1999           Reserve            March 26, 2000
                                                 -----------------      ------------------    -------------------

         Severance costs                                  $1,493             $(1,493)           $       -
          Idle facility costs                                264                (264)                   -
         Asset write-downs and other                         361                (361)                   -
                                                 -----------------       ------------------     ------------------
                                                          $2,118            $ (2,118)           $       -
                                                 =================       ==================     ==================


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
-------------------------------------------------------------------------------------------------------------------

8.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                    March 26, 2000         June 27, 1999
                                                                      (Unaudited)
                                                                  --------------------    -----------------
         Inventories, net:
              Raw materials                                                   $24,672             $ 21,835
              Work in process                                                  31,451               25,418
              Finished goods                                                    9,207                9,623
                                                                    -----------------      ----------------
                                                                              $65,330              $56,876
                                                                    =================      ================
         Accrued liabilities:

              Accrued employee compensation and benefits                      $13,380              $12,291
              Accrued warranty                                                  3,504                4,409
              Dividends on convertible preferred securities                     3,826                  ---
              Other                                                            17,440               15,718
                                                                    -----------------      ----------------
                                                                              $38,150              $32,418
                                                                    =================      ================

         The Company has 1,268,488 shares of treasury stock at a total cost of $30,778, as reflected in the stockholders' equity section of the consolidated balance sheet. The repurchased shares are being used primarily for employee benefit programs. In conjunction with the negotiation of the amendment to the credit facility as discussed in
         Note 4, the Company has agreed that it will make no further repurchases of its common stock.

9.       STOCK OPTION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee
         Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                                 AVERAGE                 SHARES SUBJECT
                                                                  PRICE                    TO OPTION
                                                            -------------------       ---------------------

              Options outstanding at June 27, 1999                $17.43                   1,011,938
              Options granted                                       6.40                     261,000
              Options exercised                                      ---                         ---
              Options forfeited                                    17.16                    (92,775)
                                                                                      ---------------------
              Options outstanding at March 26, 2000                15.01                   1,180,163
                                                                                      =====================
              Exercisable at March 26, 2000                                                  560,884
                                                                                      =====================

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 12
--------------------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and nine months ended March 26, 2000 compared to the three and nine months ended March 28, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999.

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

In the fourth quarter of fiscal 1999, the Company recorded $10.5 million of special charges related to cost, performance and collection issues on four automation projects. The Company has substantially resolved the outstanding issues with the customers related to two of the projects. Another project is in litigation regarding collection of an outstanding account receivable and resolution is not probable over the next twelve months. Warranty work continues on the final project as the Company continues to attempt resolution with the customer. Final resolution is expected in the first half of FY2001. Overall, the Company continues to believe the remaining reserves related to these projects at March 26, 2000 are adequate.

Certain information contained in this report, particularly the information appearing under the headings "General Overview", "Results of Operations", "Liquidity and Capital Resources", "Backlog" and "Market Risk" includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. References to "opportunities", "growth potential", "objectives" and "goals", and the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, excess product warranty expenses, collectability of past due customer receivables, significant cost overruns on certain projects, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
--------------------------------------------------------------------------------

management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation and availability of skilled labor. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any forward- looking statement also appears elsewhere in this report, including under the heading "Seasonality and Fluctuations in Quarterly Results".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                    Three Months Ended                      Nine Months Ended
                                            March 26, 2000      March 28, 1999      March 26, 2000     March 28, 1999
                                            ----------------    ---------------     ---------------    ----------------

Net sales                                             100.0  %           100.0  %            100.0  %            100.0 %
Cost of sales                                          76.5               76.5                76.8                76.2
                                            ----------------    ---------------     ---------------    ----------------
Gross profit                                           23.5               23.5                23.2                23.8
Selling, general and administrative
expenses                                               16.2               19.9                17.8                18.3
                                            ----------------    ---------------     ---------------    ----------------
Operating income                                        7.3                3.6                 5.4                 5.5
Interest expense                                        2.3                1.7                 2.2                 1.8

Dividends on Company-obligated,
mandatorily redeemable convertible
preferred securities of subsidiary DT
Capital Trust                                           1.1                1.2                 1.2                 1.1
                                            ----------------    ---------------     ---------------    ----------------
Income before provision for income
taxes                                                   3.9                0.7                 2.0                 2.6
Provision for income taxes                              1.7                0.3                 1.0                 1.0
                                            ----------------    ---------------     ---------------    ----------------
Net income                                              2.2  %             0.4  %              1.0  %              1.6  %
                                            ================    ===============     ===============    ================


DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
--------------------------------------------------------------------------------

                        THREE MONTHS ENDED MARCH 26, 2000
                  COMPARED TO THREE MONTHS ENDED MARCH 28, 1999

Consolidated net sales for the three months ended March 26, 2000 were $121.9 million, an increase of $17.8 million, or 17.1%, from $104.1 million for the three months ended March 28, 1999. Net sales by segment were as follows (in millions):

                               Three Months Ended             Three Months Ended
                                 March 26, 2000                  March 28, 1999                 Increase
                            --------------------------    -----------------------------    -------------------

     Automation                        $81.6                            $68.6                  $13.0

     Packaging                          29.9                             27.6                    2.3

     Other                              10.4                              7.9                    2.5
                            --------------------------    -----------------------------    -------------------
                                      $121.9                           $104.1                  $17.8
                            ==========================    =============================    ===================

Automation segment sales increased $13.0 million, or 19.1%, primarily as a result of ongoing capital programs within two of the Company's primary markets, the electronics industry and the tire industry. The Company also continues to see increased revenues from material-handling systems for the heavy equipment industry. These increases were partially offset by decreased sales in the recreational products, appliance and automotive industries. The Company believes the capital spending within the electronics and tire markets can be attributed to the strong demand for end products in the electronics market and to manufacturing improvements regarding tire production. Deferral of capital spending programs by automotive customers resulted in revenues from the automotive industry that were significantly below those recorded in the third quarter of fiscal 1999.

Packaging segment sales increased $2.3 million, or 8.5%, primarily due to the incremental increase in sales as a result of the acquisition of C.E. King in July 1999. Significantly higher sales of plastics processing equipment were offset by lower sales of tablet presses primarily to the nutritional market.

Sales from the Company's stamping and fabrication businesses were up $2.5 million, or 29.9%, as a result of new customer sales in the light truck market and the transfer of some stamping and fabrication production previously reported in the Automation segment.

Gross profit increased $4.1 million, or 16.9%, to $28.6 million for the three months ended March 26, 2000 from $24.5 million for the three months ended March 28, 1999. The gross margin remained unchanged at 23.5%. Gross margins in the Automation segment were down slightly primarily as a result of the under-utilization of certain automotive manufacturing facilities and a change in mix from higher margin duplicate systems. The Packaging segment also experienced slightly lower gross margins due to the acquisition of C.E. King in July 1999, which produces lower priced, lower margin tablet counting equipment, and the under-utilization at the Company's tablet press manufacturing facility. The stamping and fabrication businesses' gross margins were up significantly in the current quarter due primarily to better manufacturing overhead absorption resulting from higher production levels.

SG&A expenses decreased $1.0 million, or 5.0%, to $19.7 million for the three months ended March 26, 2000 from $20.7 million for the three months ended March 28, 1999. Excluding the incremental costs of approximately $0.9 million associated with newly-acquired and start-up businesses, operating expenses decreased approximately 9.2% from the prior year quarter. The decrease was primarily due to the restructuring and cost containment measures taken in fiscal 1999 and fiscal 2000 across all business segments and at the Corporate office. The cost cutting measures implemented included headcount reductions and lower discretionary spending in the general and administrative and sales and marketing

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------

functions. The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisition of C.E. King in July 1999, the July 1999 start-up of an advanced automation engineering group on the West Coast targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. Due to the lower expenses and higher sales as compared to the prior year, SG&A expenses as a percentage of consolidated net sales decreased to 16.2% from 19.9%.

Operating income increased $5.1 million, or 136.8%, to $8.9 million for the three months ended March 26, 2000 from $3.8 million for the three months ended March 28, 1999, as a result of the factors noted above. The operating margin increased to 7.3% from 3.6% in the prior year.

Interest expense increased $1.1 million, or 64.4%, to $2.8 million for the three months ended March 26, 2000 from $1.7 million for the three months ended March 28, 1999 primarily from the increase in interest rates on outstanding borrowings. Dividends on the convertible preferred securities were $1.3 million for each of the three months ended March 26, 2000 and March 28, 1999. The dividends are currently being deferred and accrued as a result of the September 1999 amendment to the credit facility.

The provision for income taxes increased to $2.1 million for the three months ended March 26, 2000 from $0.3 million for the three months ended March 28, 1999, reflecting an effective tax rate of approximately 43.2% and 38.5% for each period, respectively. These rates differ from statutory rates due to permanent differences primarily related to the effects of non-deductible goodwill amortization on certain acquisitions and other tax benefit optimization factors.

Net income increased $2.2 million to $2.7 million for the three months ended March 26, 2000 from $0.5 million for the three months ended March 28, 1999. Basic and diluted earnings per share were $0.27 for the three months ended March 26, 2000 compared to basic and diluted earnings per share of $0.05 for the three months ended March 28, 1999. Basic weighted average shares outstanding for each of the three months ended March 26, 2000 and March 28, 1999 were 10.1 million. Diluted weighted average shares outstanding for the three months ended March 26, 2000 were 10.2 million versus 10.1 million for the three months ended March 28, 1999.


                        NINE MONTHS ENDED MARCH 26, 2000
                  COMPARED TO NINE MONTHS ENDED MARCH 28, 1999

Consolidated net sales for the nine months ended March 26, 2000 were $330.8 million, an increase of $2.2 million, or 0.7%, from $328.6 million for the nine months ended March 28, 1999. Net sales by segment were as follows (in millions):

                                Nine Months Ended              Nine Months Ended                Increase
                                 March 26, 2000                  March 28, 1999                (Decrease)
                            --------------------------    -----------------------------    -------------------

     Automation                        $209.4                           $225.4               $  (16.0)
     Packaging                           93.7                             77.8                   15.9
     Other                               27.7                             25.4                    2.3
                            --------------------------    -----------------------------    -------------------
                                       $330.8                           $328.6                   $2.2
                            ==========================    =============================    ===================

Automation segment sales decreased $16.0 million, or 7.1%, primarily as a result of lower sales to the automotive industry. The Company's automotive sales were strong in fiscal 1999 led by several projects in fuel systems. The lower automotive sales in fiscal 2000 can be attributed to the decrease in fuel systems projects in fiscal 2000 and the general deferral of other capital spending programs by automotive customers over the last 12 months. Revenues were also down significantly in the recreational products market reflecting a significant amount of revenues in the prior year from a large, special project. The recreational business has been replaced by sales in the electronics industry which are being fueled by a significant capital spending program by a significant customer in that industry. Additionally, the Company continues to see increased revenues from the significant capital spending program within its tire market and material handling systems for the heavy equipment industry.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

Packaging segment sales increased $15.9 million, or 20.5%, reflecting a combination of significantly higher sales of plastics processing equipment, including sales of extrusion and thermoforming systems, and the incremental increase in sales as a result of the acquisition of C.E. King in July 1999 and Scheu & Kniss in August 1998. These increases were partially offset by reduced sales of tablet presses.

Sales from the Company's stamping and fabrication businesses were up $2.3 million as a result of new customer sales in the light truck market and the transfer of some stamping and fabrication production previously reported in the Automation segment.

Gross profit decreased $1.6 million, or 2.1%, to $76.7 million for the nine months ended March 26, 2000 from $78.3 million for the nine months ended March 28, 1999. The gross margin decreased to 23.2% from 23.8%. The decrease in gross margin reflects the decrease in margins in the Automation segment partially offset by the increase in gross margins on plastics processing equipment. The margins in the Automation segment were down from the prior year reflecting inefficiencies related to the lower utilization of manufacturing resources, lower margins on new business and the incremental manufacturing overhead costs associated with the start-up of an advanced automation engineering group on the West Coast. Packaging gross margins were up sharply from the prior year which had been adversely affected by cost overruns and inefficiencies on plastics processing equipment. This increase was partially offset by lower margins on other packaging machinery sales primarily reflecting the unfavorable manufacturing volume variances occurring at one of the businesses and an unfavorable product mix.

SG&A expenses decreased $1.1 million, or 1.9%, to $58.9 million for the nine months ended March 26, 2000 from $60.0 million for the nine months ended March 28, 1999. Incremental costs associated with newly-acquired and start-up businesses were offset by cost containment measures taken across business segments and at the Corporate office, including headcount reductions and lower discretionary spending in the general and administrative and sales and marketing functions. The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisitions of S&K in August 1998 and C.E. King in July 1999, the July 1999 start-up of an advanced automation engineering group on the West Coast targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. SG&A expenses as a percentage of consolidated net sales decreased to 17.8% from 18.3%.

Operating income decreased $0.5 million, or 2.8%, to $17.8 million for the nine months ended March 26, 2000 from $18.3 million for the nine months ended March 28, 1999, as a result of the factors noted above. The operating margin decreased to 5.4% from 5.5% in the prior year.

Interest expense increased $1.5 million, or 25.8%, to $7.3 million for the nine months ended March 26, 2000 from $5.8 million for the nine months ended March 28, 1999 primarily from the increase in interest rates on outstanding borrowings. Dividends on the convertible preferred securities were $3.8 million for each of the nine months ended March 26, 2000 and March 28, 1999. The dividends are currently being deferred and accrued as a result of the September 1999 amendment to the credit facility.

The provision for income taxes was $3.4 million for both the nine months ended March 26, 2000 and March 28, 1999 reflecting an effective tax rate of approximately 50.9% and 38.5% for each period, respectively. These rates differ from statutory rates due to permanent differences primarily related to the effects of non-deductible goodwill amortization on certain acquisitions and other tax benefit optimization factors. The higher effective tax rate for the nine months ended March 26, 2000 is a result of the impact of the non-deductible permanent differences and the relatively low income before taxes in the first half of the fiscal year.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

Net income decreased $2.1 million to $3.3 million for the nine months ended March 26, 2000 from $5.4 million for the nine months ended March 28, 1999. Basic and diluted earnings per share were $0.32 for the nine months ended March 26, 2000 compared to basic and diluted earnings per share of $0.53 and $0.52 for the nine months ended March 28, 1999, respectively. Basic weighted average shares outstanding were 10.1 million versus 10.2 million for the nine months ended March 26, 2000 and March 28, 1999, respectively. Diluted weighted average shares outstanding were 10.2 million versus 10.3 million for the nine months ended March 26, 2000 and March 28, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net income plus non-cash operating charges provided $20.6 million of operating cash flow for the nine months ended March 26, 2000. Net increases in working capital balances used operating cash of $32.2 million, resulting in net cash used by operating activities of $11.6 million for the nine months ended March 26, 2000. The working capital balances reflect increases in accounts receivable, costs and earnings in excess of amounts billed and inventory due to increased work currently in production to meet the increased revenues levels. The increase in accounts receivable is unusually high due to a few large projects for which special payment terms were extended. The increases in work in process were primarily in the Automation segment related to the ongoing increase in business related to the Company's electronics and tire markets. Inventories also increased as a result of the purchase of finished goods in connection with an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. The increase in accruals is primarily due to the deferral of payment of dividends to the holders of the convertible preferred securities.

During the nine months ended March 26, 2000, the Company borrowed $18.7 million on its revolving credit facility. The funds were used for the acquisition of C.
E. King for $2.1 million, capital expenditures of $4.5 million, financing costs of $1.1 million, with the remaining amount used for working capital requirements.

During the nine months ended March 28, 1999, cash used to fund the net increases in working capital balances of $21.5 million offset the cash provided by net income plus non-cash operating charges of $19.3 million. The increase in working capital primarily resulted from unfavorable changes in costs and earnings in excess of amounts billed, inventories, trade payables and customer advances, partially offset by the decrease in trade receivables. Within the Automation Group, increases in accumulated costs on projects resulted from project delays and cost overruns. Within the Packaging Group, inventories of plastics processing and packaging machinery increased from the Company stocking some standard machines to facilitate quicker delivery. Trade receivables were lower across business groups reflecting lower sales during the period as compared to the end of fiscal 1998 and increased collection efforts.

During the nine months ended March 28, 1999, the Company borrowed $34.2 million on its revolving credit facility and raised another $5.3 million primarily through the issuance of industrial revenue bonds. The funds were used to finance the purchase of S&K for $10.4 million, repurchase $10.0 million of the Company's stock, fund capital expenditures of $11.2 million and pay dividends of $0.6 million.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

In September 1999, the Company completed an amendment to its $175 million credit facility. The total credit facility, as amended, was reduced to $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. In accordance with the amended credit agreement, the revolving credit facility increased to $130 million based on the Company meeting certain operating cash flow targets during the six months ended December 26, 1999. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, matures on April 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibition of acquisitions and payment of dividends without the consent of the lenders. The Company was in compliance with the amended credit facility's financial and other covenants at March 26, 2000. Total borrowing availability under the amended credit facility as of March 26, 2000 was $22.3 million.

Pursuant to the amended credit facility, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. The amended credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred and DTI will not declare or pay any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $3.8 million have been deferred and accrued as of March 26, 2000.

Management anticipates that capital expenditures in the current fiscal year will be approximately $7.0 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

In July 1999, the Company completed the acquisition of certain net assets of C.
E. King, Ltd., a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2.1 million was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The accompanying consolidated financial statements include the results of C. E. King from the date of acquisition.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of March 26, 2000, the Company had $257.5 million of orders in backlog, which compares to a backlog of approximately $203.8 million as of March 28, 1999.

The backlog for the Automation segment at March 26, 2000 was $214.7 million, which increased $54.6 million or 34% from a year ago. The increase is a result of significant bookings primarily from the electronics and tire industries. This increase was partially offset by a lower backlog with automotive customers, reflecting a continuation of capital spending reduction and deferral in the Company's automotive markets, particularly fuel systems through March 2000. Backlog for the Packaging segment was $35.9 million, a decrease of $4.0 million, or 10.0%, over the comparable period in fiscal 1999. The decrease was partially due to the lower demand for tablet presses in the nutritional market. The decrease was partially offset by the incremental backlog of C.E.King, acquired in July 1999.

The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company expects that less than one-half of the orders in the backlog will be recognized as sales during the current fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations. The Company holds no material derivative financial instruments at March 26, 2000.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------

MARKET RISK

In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company hedges certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively. The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company holds no material derivative financial instruments at March 26, 2000. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 21
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 11 - Statement Regarding Computation of Earnings Per Share

              Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K

              None.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DT INDUSTRIES, INC.




Date:   May 9, 2000                          /s/  Bruce P. Erdel
                                                 ------------------------
                                                    (Signature)
                                             Bruce P. Erdel
                                             Senior Vice President - Finance
                                             and Administration
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX


Exhibit 11        Statement Regarding Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule