Form 10-K405
period 2000-06-25
DT INDUSTRIES INC
filed 2000-10-13
CIK 918999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 25, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-23400

                              DT INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      44-0537828
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
        CORPORATE CENTRE, SUITE 2-300                              65804
               1949 E. SUNSHINE                                  (Zip Code)
               SPRINGFIELD, MO
   (Address of principal executive offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $96,507,625 (based on the closing sales price of $9.875 per share, on such date, which was the last day on which such stock was traded prior to the current suspension imposed by The Nasdaq Stock Market).

     As of October 10, 2000, there were 10,107,274 shares of common stock, $0.01 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Proxy Statement Dated October 11, 2000 (portion) (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DT INDUSTRIES, INC.
                               INDEX TO FORM 10-K

                                                                          PAGE
                                                                          ----
                                       PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   12
Item 3.     Legal Proceedings...........................................   13
Item 4.     Submission of Matters to a Vote of Security Holders.........   13

                                      PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   14
Item 6.     Selected Financial Data.....................................   15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   16
Item 8.     Financial Statements and Supplementary Data.................   16
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   16

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........   17
Item 11.    Executive Compensation......................................   17
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   17
Item 13.    Certain Relationships and Related Transactions..............   17

                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   18

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this report, particularly the information appearing in Items 1, 3 and 7, includes forward-looking statements. These statements comprising all statements herein which are not historical are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectibility of past due receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, availability of credit at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including in the text of Items 1, 3 and 7, and in particular under the headings "Recent Developments", "Backlog", "Results of Operations", "Liquidity and Capital Resources", "Market Risk", "Seasonality and Fluctuations in Quarterly Results" and "Cautionary Statements Regarding Forward-Looking Statements" under Item 7.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     DT Industries, Inc. (together with its subsidiaries, the "Company" or "DTI") is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. The Company is one of the largest manufacturers of integrated assembly and test systems for discrete parts, as well as integrated tablet processing and packaging systems in North America. Although the Company has experienced declines in revenues and operating profits from the historical highs achieved in fiscal 1998, growth opportunities are believed to be provided by certain trends among its customers, including increased emphasis on manufacturing productivity and flexibility, concurrent engineering of products and assembly systems, globalization of manufacturing and markets, vendor rationalization and outsourcing. To capitalize on these trends, DTI has implemented a business strategy to provide, develop and market complementary technologies and capabilities to supply customers with integrated processing, assembly, testing and packaging systems for their products. As part of this strategy, the Company seeks to sell the products produced by previously acquired companies through its company-wide sales force providing for greater geographic and customer coverage.

RECENT DEVELOPMENTS

     RESTATEMENT OF FINANCIAL RESULTS

     As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25, 2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation, it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the Company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

     On October 4, 2000, special counsel to the Committee submitted its report to the Committee, which in turn reported to the Board of Directors on its investigation into the accounting irregularities and its findings and recommendations regarding such matters.

     As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated. The restated consolidated financial statements as of and for the fiscal year ended June 27, 1999 and the consolidated statement of operations, changes in stockholders' equity and cash flows as of and for the fiscal year ended June 28, 1998 have been included in the consolidated financial statements included herein. Comparisons of previously reported and restated financial statements for all periods impacted by the restatement, including annual financial statements and unaudited quarterly financial data, are set forth in Notes 16 and 17 to the consolidated financial statements included herein.

     For the first three quarters in the fiscal year ended June 25, 2000, the previously reported financial statements primarily included an understatement of cost of sales by $8.4 million in the aggregate. After restating cost of sales, the Company's income tax expense decreased by $3.0 million. The impact of the accounting irregularities on reported operating results for the first three quarters, in the aggregate, was to overstate gross profit and operating income by $8.2 million, net income by $5.2 million and diluted earnings per share by $0.52 per share.

     For the fiscal year ended June 27, 1999, the previously reported financial statements included an understatement of cost of sales by $4.0 million. After restating cost of sales, the Company's income tax benefit increased by $0.7 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 27, 1999, was to overstate gross profit and operating income by $4.0 million, understate net loss by $3.4 million and understate diluted net loss per share by $0.34.

     For the fiscal year ended June 28, 1998, the previously reported financial statements included an understatement of cost of sales by $7.4 million. After restating cost of sales, the Company's income tax expense decreased by $3.4 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 28, 1998, was to overstate gross profit and operating income by $7.4 million, net income by $4.0 million and diluted earnings per share by $0.30.

     For the fiscal year ended June 29, 1997, the previously reported financial statements included an understatement of cost of sales by $2.1 million. After restating cost of sales, the Company's income tax expense decreased by $0.5 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 29, 1997, was to overstate gross profit and operating income by $2.1 million, net income by $1.6 million and diluted earnings per share by $0.15.

     The Company expects to file amended quarterly reports on Form 10-Q for the quarters ended March 26, 2000, December 26, 1999 and September 26, 1999, and an amended annual report on Form 10-K for the year ended June 27, 1999 as soon as practicable.

     TIGHTER INTERNAL CONTROLS

     The Committee received a report from special counsel, Bryan Cave LLP, after a thorough investigation of the accounting irregularities with assistance from an independent accounting firm engaged by special counsel. After consideration of this report, the Committee submitted its findings and recommendations to the full Board of Directors. In addition to the personnel actions described in "Management Changes" below, the Board directed management to take action in the following four areas to tighten internal controls to ensure that similar problems do not occur again: (i) enforcement of the consistent and effective use of cost accounting and financial control systems, (ii) implementation of additional financial control systems, (iii) reinforcement of financial management's responsibility for, and accountability of, the Company's financial statements as well as the accuracy and integrity of the financial reporting systems and controls (including provision of sufficient resources to discharge those responsibilities), and (iv) reinforcement of the responsibility and accountability of operating and senior management for the actual performance of the Company. The Board has directed management and counsel to expeditiously develop specific action items to address these concerns and solicit recommendations of the Company's independent accountants and the Chief Financial Officer to supplement actions taken to date. Management has commenced various actions to date to begin to address each of the four areas noted above.

     MANAGEMENT CHANGES

     On September 12, 2000, James J. Kerley, the Company's Chairman of the Board, was appointed as the Company's Interim Chief Executive Officer. The Company's President and Chief Executive Officer, Stephen J. Gore, was reappointed President and Chief Operating Officer. As of August 23, 2000, the Board of Directors appointed Wayne W. Schultz, formerly the Company's Vice President of Administration for the Automation Group, as Interim Senior Vice President, Finance following the resignation of Bruce P. Erdel. As a result of the investigation into accounting irregularities, Graham L. Lewis, President of the Company's Packaging Machinery Group; Louis Pallay, Jr., President of the Company's Kalish subsidiary; Kalish's senior financial officer; the senior financial officer of the Company's Sencorp subsidiary; and Sencorp's general ledger accountant were terminated by the Company. The Company is aggressively conducting searches for highly qualified candidates to fill these vacant positions.

     BANK AMENDMENT

     As a result of the Company's financial results for fiscal 2000, the Company was in default of a number of provisions of its credit agreement. After working closely with the Company throughout the investigation, the Company's lenders have (i) waived defaults of certain covenants and breaches of representations and warranties, (ii) amended the financial covenants for fiscal 2001 to levels the Company believes it can achieve, (iii) increased the interest rate on borrowings made pursuant to the revolving credit facility, and (iv) provided that a change of control (as defined) or the failure to maintain additional management resources will constitute an event of default. The amount available for borrowing under the Company's credit facility remains at $140 million, subject to reductions in connection with certain asset sales and other transactions, and the maturity date of this credit facility is still July 2, 2001.

     REDUCING LEVERAGE/ENHANCING STOCKHOLDER VALUE

     As previously announced, the Company has engaged Brown, Gibbons, Lang & Company, L.P. to explore various strategies for reducing debt and enhancing stockholder value. The Company is actively seeking to divest one or more business units as part of this strategy.

     LEGAL PROCEEDINGS

     Following the Company announcements regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least three complaints in purported class action lawsuits. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

     While it is not feasible to predict or determine the final outcome of the Securities Actions or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Actions, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

BUSINESS SEGMENTS

     The Company operates in two significant business segments:

     AUTOMATION SEGMENT

     The Automation segment, which accounted for approximately 65% of the Company's consolidated fiscal 2000 net sales, designs and builds a complete line of integrated automated assembly and testing systems. Integrated systems combine a variety of manufacturing technologies into a complete automated manufacturing system. Core capabilities of the Company's Automation segment include systems integration, medium/ high speed indexing, synchronous/non-synchronous assembly, flexible/reconfigurable, high speed precision assembly, build-to-print, material handling, cell control/data collection, lean manufacturing, precision tools and dies, micron assembly and automated welding systems. The Automation segment's products are used in the electronics, automotive, consumer products, tire, electrical components, appliance, medical devices, hardware and many other industries. The Company is one of the largest manufacturers of integrated assembly and test systems for discrete parts in North America.

     PACKAGING SEGMENT

     The Packaging segment, which accounted for approximately 26% of the Company's consolidated fiscal 2000 net sales, designs and builds proprietary machines and integrated systems used to perform processing and packaging tasks. Core capabilities of the Company's Packaging segment include the design and manufacture of thermoforming, blister packaging and foam extrusion systems, liquid filling systems and a complete line of tablet processing and packaging systems. The Packaging segment's products are primarily used in the pharmaceutical, nutritional, cosmetics, consumer products and food industries. Sales of these products also produce a stream of recurring revenues from replacement parts and service as the Company's substantial installed base of equipment is maintained and upgraded over time. The Company is the largest manufacturer of integrated tablet processing and packaging systems in North America.

     The following table summarizes the companies comprising each business segment:

               COMPANY                   ACQUISITION DATE                  BUSINESS
               -------                   ----------------                  --------
  AUTOMATION SEGMENT:
Peer Division ("Peer")                      July 1992        Designer and manufacturer of
                                                             resistance and arc welding systems
                                                             and related parts
Detroit Tool and Engineering Company       August 1992       Designer and manufacturer of
  ("DTE")                                                    integrated manufacturing systems and
                                                             custom equipment, including tools and
                                                             dies
Advanced Assembly Automation, Inc.         August 1994       Designer, manufacturer and integrator
  ("AAA")                                                    of automated production and testing
                                                             systems
Assembly Machines, Inc. ("AMI")           January 1996       Manufacturer of high-speed assembly
                                                             systems
Mid-West Automation Enterprises, Inc.       July 1996        Designer and manufacturer of
  ("Mid-West")                                               integrated precision assembly systems
Hansford Manufacturing Corporation       September 1996      Designer and manufacturer of
  ("Hansford")                                               integrated precision assembly systems
Assembly Technology & Test, Inc.,           July 1997        Designer, manufacturer and integrator
  Assembly Technology & Test Ltd.,                           of automated production and testing
  and Assembly Technologie &                                 systems
  Automation GmbH ("ATT"), previously
  Lucas Assembly & Test Systems

               COMPANY                   ACQUISITION DATE                  BUSINESS
               -------                   ----------------                  --------
  PACKAGING SEGMENT:
Sencorp Systems, Inc. ("Sencorp")          August 1993       Designer and manufacturer of plastics
                                                             processing and packaging equipment,
                                                             systems and related parts
Stokes-Merrill Division ("Stokes-         December 1993      Designer and manufacturer of rotary
  Merrill")                                                  presses, tablet counting equipment
                                                             and related parts
Lakso Division ("Lakso")                  February 1995      Designer and manufacturer of
                                                             automated packaging machinery,
                                                             systems and related parts
Armac Industries, Co. ("Armac")           February 1995      Designer and manufacturer of plastics
                                                             processing and packaging equipment
Kalish Inc. ("Kalish")                     August 1995       Designer, manufacturer and integrator
                                                             of liquid filling and tablet
                                                             packaging systems
Swiftpack Automation Limited              November 1995      Designer and manufacturer of
  ("Swiftpack")                                              packaging equipment, primarily
                                                             electronic counters
Scheu & Kniss Division ("S&K")             August 1998       Manufacturer of tablet press
                                                             replacement parts and rebuild
                                                             services
C.E. King Division                          July 1999        Designer and manufacturer of tablet
                                                             packaging, liquid filling and capping
                                                             equipment

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

BUSINESS STRATEGY

     The Company's Board of Directors, several months ago, began exploring various strategic alternatives available to the Company aimed at reducing the Company's leverage and repaying a portion or all of its senior secured borrowings. On August 11, 2000, the Board of Directors approved the retention of the investment banking firm of Brown, Gibbons, Lang & Company, LP to assist in looking at various alternatives with particular emphasis on the possible divestiture of one or more business units.

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

     Operational Improvements. The Company is focused on improving operational performance through greater use of risk assessment techniques on custom build opportunities, higher quality and more detailed project proposals, a strengthening of the skill set in applications engineering and project management as well as an increased focus on working capital management. A "Best Practices Methodology" has been initiated to address most of the performance objectives. Management and employees are being evaluated on the basis of the improvement of identified financial and operational benchmarks, both internally and against industry competitors.

     Cost Reductions. The Company has continued to pursue cost reduction measures throughout its businesses with a goal of lowering or maintaining the current level of selling, general and administrative expenses, lowering indirect manufacturing expenses and increasing profitability.

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

     Cross-Selling. Substantial cross-selling opportunities exist across the product lines of the Automation and Packaging segments. As the Company continues to integrate operations and develop existing product lines, it is able to expand its product offerings and customer base. The Company expects renewed growth as a result of new opportunities created through the awareness and expansion of its customer base.

     Product Line Expansion. Through product license arrangements and strategic alliances, the Company has increased and plans to continue to develop its engineering capabilities and product offerings. DTI's Packaging segment has the capability to provide customers with fully integrated tablet processing and packaging systems. DTI's Automation segment has increased its assembly systems capabilities as more fully described in "Markets and Products" below. The Company's objective is to provide customers with integrated automation solutions and systems integration expertise, rather than single use equipment. The Company also uses its engineering expertise and manufacturing capability to develop new products and technology for markets the Company currently serves and to provide entree into new markets.

MARKETS AND PRODUCTS

     AUTOMATION SEGMENT. The Automation segment designs and builds a complete line of automated assembly and test systems, special machines and large complex dies for a range of industries, including automotive, tire, recreational products, appliance, electronics, medical device, electrical components, hardware and many others. The Company also manufactures custom production equipment for specific customer applications, proprietary machines for specific industrial applications and integrated systems which may combine features of custom and proprietary equipment. Sales from the Company's Automation segment accounted for approximately 65%, 68% and 68% of consolidated net sales for fiscal 2000, 1999 and 1998, respectively.

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

     Automated Resistance and Arc Welding Systems. The Company manufactures and sells a line of standard resistance welding equipment, as well as special automated welding systems designed and built for specific applications. Marketed under the brand name Peer(TM), the Company's products are used in the automotive, appliance and electrical industries to fabricate and assemble components and subassemblies. The Company's resistance welding equipment is also used in the manufacture of file cabinets, school and athletic lockers, store display shelves, metal furniture and material storage products.

     Tooling and Dies. The Company possesses considerable expertise in the design, engineering and production of precision tools and dies. In addition, personnel trained as tool and die makers often apply their skills to the manufacture of the Company's production machines.

     PACKAGING SEGMENT. The Packaging segment designs and builds proprietary machines and integrated systems which are marketed under individual brand names and manufactured for specific industrial applications using designs owned or licensed by the Company. Although these machines are generally cataloged as specific models, they are usually modified for specific customer requirements and often combined with other machines into integrated systems. Many customers also request additional accessories and features, which typically generate higher revenues and enhanced profit opportunities. The Packaging segment's products include thermoformers, blister packaging systems, extrusion systems, rotary presses and complete integrated packaging systems. Packaging systems include: bottle unscrambling, electronic and slat tablet counting/filling, cottoning, sealing and capping, labeling, collating, cartoning, and liquid and tube filling. The Company believes this equipment maintains a strong reputation among its customers for quality, reliability and ease of operation and maintenance. The Company also sells replacement parts and accessories for its substantial installed base of machines. Sales from DTI's Packaging segment accounted for approximately 27%, 25% and 23% of consolidated net sales for fiscal 2000, 1999 and 1998, respectively.

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

     The Company's thermoformers are sold primarily to custom formers who use the machines to create thermoformed items which are sold to a variety of end users. The Company also sells thermoformers directly to end users, including large producers of electrical and healthcare products, cosmetics, hardware and other consumer products.

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

     OTHER BUSINESSES. The Company's other businesses produce precision-stamped steel and aluminum components through its stamping and fabrication operations for the light and heavy trucking, agricultural equipment, appliance, and electrical industries. The Company's stamping presses range in size from 32 tons to 1,500 tons, giving the Company the flexibility to stamp flat rolled metal ranging in thickness from .015 inches to .750 inches. Certain of the Company's presses can accommodate dies up to 190 inches in length to perform several stamping functions in a single press.

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

     The Company's automation and packaging machines and systems are sold throughout the world by more than 80 manufacturers' representatives and sales agents in nearly 50 countries. The Company has sales and service offices in China, Canada, England and Germany. International sales were approximately 28% of consolidated net sales for fiscal 2000 compared to 25% and 31% of consolidated net sales in fiscal 1999 and fiscal 1998, respectively.

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

     PACKAGING SEGMENT. Special machines, integrated systems and related parts for the Company's tablet packaging and liquid-filling equipment are designed and assembled at the Company's facilities in Massachusetts, Canada and two locations in the United Kingdom from components made to the Company's specifications by unaffiliated vendors. Rotary presses and related replacement parts are manufactured and are assembled at the Company's facilities in Pennsylvania and Kentucky. Special machines and integrated systems for the plastics packaging industry are primarily manufactured at the Company's manufacturing facility in Massachusetts which include machining, fabrication and assembly.

FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company operates predominantly in the business segments classified as Automation and Packaging. The Company's principal foreign operations consist of manufacturing, sales and service operations in Canada, the United Kingdom and Germany. For certain other financial information concerning the Company's business segments, foreign and domestic operations and export sales, see the consolidated financial statements included herein.

CUSTOMERS

     The majority of the Company's sales is attributable to repeat customers, some of which have been customers of the Company or its acquired businesses for over twenty years. The Company believes such repeat business is indicative of the Company's engineering capabilities, the quality of its products and overall customer satisfaction.

     The Company's five largest customers during fiscal 2000 accounted for approximately 31.2% of the Company's consolidated net sales. Hewlett-Packard Company and Goodyear Tire & Rubber Company, customers of the Company's Automation segment, each accounted for over 10% of the Company's consolidated net sales during fiscal 2000.

     Certain purchasers of the Company's automation and packaging machines and systems make advance and progress payments to the Company in connection with the manufacture of machinery and systems.

BACKLOG

     The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 25, 2000, the Company had $259.6 million of orders in backlog, which compares to a backlog of approximately $180.0 million as of June 27, 1999.

     The Automation segment's backlog was $215.7 million as of June 25, 2000, an increase of $77.3 million, or 55.8% from the prior year. The increase in backlog reflects the orders from significant electronics and tire customers. Backlog for the Packaging segment decreased slightly to $37.9 million due primarily to a decrease in tablet processing and packaging machinery orders in the fourth quarter of fiscal 2000.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 2001.

COMPETITION

     The market for the Company's automation and packaging machines and systems is highly competitive, with a large number of companies advertising the sale of production machines. However, the market for automation and packaging machinery and systems is fragmented and characterized by a number of industry niches in which few manufacturers compete. The Company's competitors vary in size and resources; most of which are smaller, privately-held companies or subsidiaries of larger companies, some of which are larger than the Company; and none of which compete with the Company in all product lines. In addition, the Company may encounter competition from new market entrants. The Company believes that the principal competitive factors in the sale of the Company's automation and packaging equipment and systems are quality, technology, on-time delivery, price and service. The Company believes that it competes favorably with respect to each of these factors.

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

TRADEMARKS AND PATENTS

     The Company and its subsidiaries own and maintain the registered trademarks AMI(R), AMI 1(R), AssemblyFlex(R), Fabspec(R), Fillit(R), For and About the Independent Telecommunity(R), Force-Flo Feeder(R),

Lakso(R), Merrill(R), Micro-Scan(R), Mid-West(R), Mid-West Automation(R), MWA(R) and design, Pacer(R), Pharmaveyor(R), Reformer(R), SK(R) and design, Sencorp(R), Slat-Scan(R), Vali-Tab(R) and Versa-Press(R). Registrations for Company trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

     The Company also has the rights to use the unregistered trademarks ATT(TM), Armac(TM), F.A.S.T.(TM), Hartridge(TM), Kalish(TM), Oscar(TM) and design, Peer(TM), Stokes(TM), Swiftpack(TM), Vector Place(TM) and Vector Place(TM) and design. All of the trademarks listed above are used in connection with the machines and systems marketed by the Automation and Packaging segments.

     The Company applies for and maintains patents when the Company believes such patents are necessary to maintain the Company's interest in its inventions. The Company does not believe that any single patent or group of patents is material to either its Packaging business or its Automation business, nor does it believe that the expiration of any one or a group of its patents would have a material adverse effect upon its business or ability to compete in either line of business. The Company believes that its existing patent and trademark protection, however, provides it with a modest competitive advantage in the marketing and sale of its proprietary products.

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

EMPLOYEES

     At the end of August 2000, the Company had approximately 2,900 employees. None of the Company's employees are covered under collective bargaining agreements. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be good.

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

                               SQUARE
                               FOOTAGE       OWNED/
         LOCATION           (APPROXIMATE)    LEASED     LEASE EXPIRATION              PRODUCTS
         --------           -------------    ------     ----------------              --------
AUTOMATION SEGMENT:
  Lebanon, Missouri(1)         340,000       Owned                           Special machines,
                                                                             integrated systems, tools
                                                                             and dies
  Buffalo Grove, Illinois      205,000       Leased     July 31, 2003(3)     Integrated precision
                                                                             assembly systems
  Buckingham, England and      150,000       Owned                           Integrated assembly and
    Gawcott, England            40,000       Owned                           testing systems
  Dayton, Ohio                 200,000       Leased     July 1, 2016(5)      Integrated assembly and
                                23,000       Leased      August 1, 2016      testing systems
  Rochester, New York           87,000       Leased      September 30,       Integrated precision
                                                            2006(5)          assembly systems
  Livonia, Michigan             86,000       Leased     July 31, 2001(6)     Integrated assembly and
                                20,000       Leased     May 31, 2002(6)      testing systems
  Saginaw, Michigan(1)          83,000       Owned                           Integrated assembly and
                                                                             testing systems
  Benton Harbor,                70,500       Owned                           Resistance and arc welding
    Michigan(1)                                                              equipment and systems
  Erie, Pennsylvania(1)         56,000       Owned                           High-speed assembly systems
  Neuweid, Germany              33,000       Leased    September 13, 2003    Integrated assembly and
                                                                             testing systems
  Tucson, Arizona               20,000       Leased    August 31, 2004(4)    Micron robotic assembly
PACKAGING SEGMENT:
  Hyannis,                     155,000       Owned                           Plastics processing and
    Massachusetts(2)                                                         packaging equipment
  Montreal, Quebec              81,000       Leased     August 14, 2017      Tablet packaging, liquid
                                                                             filling and tube filling
                                                                             equipment and systems
  Leominster,                   60,000       Owned                           Tablet packaging equipment
    Massachusetts(1)                                                         and systems
  Louisville, Kentucky(1)       55,000       Owned                           Tablet press parts and
                                                                             rebuild services
  Bristol, Pennsylvania         43,000       Leased     May 31, 2005(3)      Rotary presses
  Alcester, England             22,000       Owned                           Electronic counters
  Surrey, England               19,000       Leased     February 1, 2015     Electronic counters
OTHER:
  Lebanon, Missouri(1)         200,000(7)    Owned                           Metal products
  Rochester, New York           26,000       Leased     July 31, 2002(5)     Metal products

-------------------------
(1) This property secures the Company's senior credit facility.

(2) This property secures the Company's industrial revenue bonds issued in connection with the expansion of the Sencorp facility and the Company's senior credit facility.

(3) The Company has an option to renew such lease for one additional five-year term.

(4) The Company has an option to renew such lease for one additional term of three years.

(5) The Company has an option to renew such lease for two additional terms of five years.

(6) The Company has an option to renew such lease for one additional two-year term.

(7) Facility consists of two adjacent buildings of approximately 171,000 square feet and 29,000 square feet, respectively.

     The Company also leases other office, warehouse and service facilities in Missouri, New Jersey, California, Canada, the United Kingdom, Germany and China. The Company does not anticipate any significant difficulty in leasing alternate space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of the Company's leased properties. The Company believes that its principal owned and leased manufacturing facilities will have sufficient capacity to accommodate future internal growth without major additional capital improvements.

ITEM 3. LEGAL PROCEEDINGS

     Following the Company's announcement regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least three complaints in purported class action lawsuits. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

     While it is not feasible to predict or determine the final outcome of the Securities Actions or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Actions, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

     Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. At June 25, 2000, there were 31 such claims either pending or which may be asserted against the Company. The Company does not believe that the resolution of such suits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flow. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DTIIE". As of September 15, 2000, the number of record holders of common stock was 72. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock issued and outstanding at such date was approximately 1,400.

     The Nasdaq Stock Market halted trading in the Company's common stock on August 23, 2000 pending receipt and review of certain specified information pertaining to the restatement of the Company's consolidated financial statements. The Company has requested continued listing on the Nasdaq National Market, and its request will be considered at a hearing on October 20, 2000 before a panel authorized by the Nasdaq Stock Market.

     The following table sets forth, for the quarters indicated, the high and low sales prices for the common stock as reported by the Nasdaq Stock Market and the cash dividends per share declared during such periods.

                                                               SALES PRICES
                                                              ---------------        QUARTERLY CASH
                                                              HIGH        LOW          DIVIDENDS
                                                              ----        ---        --------------
FISCAL 2000
Fourth quarter..............................................  $13 1/8     $ 9 3/8           --
Third quarter...............................................   16 1/4       7 3/16          --
Second quarter..............................................    8 1/8       5 5/16          --
First quarter...............................................    9 3/16      5 5/8           --
FISCAL 1999
Fourth quarter..............................................  $10 7/16    $ 6 3/4        $0.02
Third quarter...............................................   18 11/16     5 1/8        $0.02
Second quarter..............................................   19          15            $0.02
First quarter...............................................   24 7/8      14 7/8        $0.02

     In conjunction with the September 1999 amendment to the credit facility, the Company suspended payments of quarterly dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       FISCAL YEAR ENDED
                                           -------------------------------------------------------------------------
                                                         JUNE 27,          JUNE 28,          JUNE 29,
                                           JUNE 25,        1999              1998              1997         JUNE 30,
                                           2000(1)    AS RESTATED(2)    AS RESTATED(2)    AS RESTATED(2)      1996
                                           --------   ---------------   ---------------   --------------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales...............................   $464,285      $442,084          $519,342          $396,110       $235,946
Cost of sales...........................    374,091       352,526           387,515           287,150        172,568
                                           --------      --------          --------          --------       --------
Gross profit............................     90,194        89,558           131,827           108,960         63,378
Selling, general and administrative
  expenses..............................     79,852        80,740            75,246            54,367         35,445
Restructuring charge....................         --         2,500                --                --             --
Loss on sale of assets of Knitting
  Elements division.....................         --            --             1,383                --             --
                                           --------      --------          --------          --------       --------
Operating income........................     10,342         6,318            55,198            54,593         27,933
Interest expense, net...................     10,305         7,742             6,509            11,088          4,799
Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary DT
  Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company.............      5,146         5,012             5,012               251             --
                                           --------      --------          --------          --------       --------
Income (loss) before income taxes and
  extraordinary loss....................     (5,109)       (6,436)           43,677            43,254         23,134
Provision (benefit) for income taxes....       (519)       (1,301)           16,792            18,518          9,643
                                           --------      --------          --------          --------       --------
Income (loss) before extraordinary
  loss..................................     (4,590)       (5,135)           26,885            24,736         13,491
Extraordinary loss, net(3)..............         --            --             1,200               324             --
                                           --------      --------          --------          --------       --------
Net income (loss).......................   $ (4,590)     $ (5,135)         $ 25,685          $ 24,412       $ 13,491
                                           ========      ========          ========          ========       ========
Diluted earnings (loss) per common share
  before extraordinary loss.............   $  (0.45)     $  (0.51)         $   2.19          $   2.26       $   1.50
                                           ========      ========          ========          ========       ========
Diluted earnings (loss) per common
  share.................................   $  (0.45)     $  (0.51)         $   2.10          $   2.23       $   1.50
                                           ========      ========          ========          ========       ========
Diluted weighted average common shares
  outstanding...........................     10,107        10,149            13,621            11,022          9,001
                                           ========      ========          ========          ========       ========
BALANCE SHEET DATA
Working capital.........................   $124,017      $ 96,808          $103,023          $ 89,336       $ 26,161
Total assets............................    481,070       453,265           451,700           393,426        233,843
Total debt..............................    126,857       104,593            90,011            48,505         79,327
Company-obligated, mandatorily
  redeemable convertible preferred
  securities of subsidiary DT Capital
  Trust holding solely convertible
  junior subordinated debentures of the
  Company...............................     70,000        70,000            70,000            70,000             --
Stockholders' equity(4).................    165,083       170,276           184,642           183,622         87,884

-------------------------
(1) Quarters as restated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatements" and Notes 1 and 17 to the consolidated financial statements for a comparison of previously reported and restated condensed quarterly financial data.

(2) As restated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatements" and Notes 1 and 16 to the consolidated financial statements for a comparison of previously reported and restated financial statements.

(3) Reflects costs incurred of $2,000, less applicable income tax benefits of $800 in the fiscal year ended June 28, 1998, as restated, and costs incurred of $540, less applicable income tax benefits of $216 in the fiscal year ended June 29, 1997, as restated, related to the extinguishment and refinancing of debt by the Company.

(4) The Company's credit facility and the indenture governing the convertible junior subordinated debentures currently prohibit the Company from declaring or paying a cash dividend on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption "Management's Discussion and Analysis" on pages 19 through 31.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the information under the caption "Market Risk" on page 30.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the consolidated financial statements and notes thereto on pages 32 through 59.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission on October 13, 2000. The information required by this item is set forth under the caption "Proposal One: Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

                                                                PAGE
Consolidated Balance Sheets as of June 25, 2000 and June 27,
  1999......................................................     34
Consolidated Statement of Operations for the Fiscal Years
  Ended June 25, 2000, June 27, 1999 and June 28, 1998......     35
Consolidated Statement of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 25, 2000, June 27, 1999
  and June 28, 1998.........................................     36
Consolidated Statement of Cash Flows for the Fiscal Years
  Ended June 25, 2000, June 27, 1999 and June 28, 1998......     37
Notes to Consolidated Financial Statements..................     39

2. FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
Report of Independent Accountants on Financial Statement
  Schedule..................................................    S-1
Schedule VIII Valuation and Qualifying Accounts and Reserves
  for the Fiscal Years Ended June 25, 2000, June 27, 1999
  and June 28, 1998.........................................    S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4. REPORTS ON FORM 8-K

     On June 28, 2000, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, establishing that this year's annual meeting of stockholders will be November 9, 2000.

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

     The terms of the amendment to the credit facility in September 1999 included certain restrictions on acquisitions. As such, the Company's focus is now centered on operational improvements to increase profitability through cost-containment measures, right-sizing of operations, the implementation of performance metrics and overall continuous improvement programs.

     The Company has made the following acquisitions in the past three years which affected the results of operations:

July 1997............................    Lucas Assembly and Test Systems (LATS),
                                         renamed Assembly Technology & Test (ATT)
August 1998..........................    Scheu & Kniss
July 1999............................    C. E. King

RESTATEMENT OF FINANCIAL RESULTS

     As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25, 2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation, it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the Company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

     On October 4, 2000, special counsel to the Committee submitted its report to the Committee, which in turn reported to the Board of Directors on its investigation into the accounting irregularities and its findings and recommendations regarding such matters.

     As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated. The restated consolidated financial statements as of and for the fiscal year ended June 27, 1999 and the consolidated statement of operations, changes in stockholders' equity and cash flows as of and for the fiscal year ended June 28, 1998 have been included in the consolidated financial statements included herein. Comparisons of previously reported and restated financial statements for all periods impacted by the restatement, including annual financial statements and unaudited quarterly financial data, are set forth in Notes 16 and 17 to the consolidated financial statements included herein.

     For the first three quarters in the fiscal year ended June 25, 2000, the previously reported financial statements primarily included an understatement of cost of sales by $8.4 million in the aggregate. After restating cost of sales, the Company's income tax expense decreased by $3.0 million. The impact of the accounting irregularities on reported operating results for the first three quarters, in the aggregate, was to overstate gross profit and operating income by $8.2 million, net income by $5.2 million and diluted earnings per share by $0.52 per share.

     For the fiscal year ended June 27, 1999, the previously reported financial statements included an understatement of cost of sales by $4.0 million. After restating cost of sales, the Company's income tax benefit increased by $0.7 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 27, 1999, was to overstate gross profit and operating income by $4.0 million, understate net loss by $3.4 million and understate diluted net loss per share by $0.34.

     For the fiscal year ended June 28, 1998, the previously reported financial statements included an understatement of cost of sales by $7.4 million. After restating cost of sales, the Company's income tax expense decreased by $3.4 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 28, 1998, was to overstate gross profit and operating income by $7.4 million, net income by $4.0 million and diluted earnings per share by $0.30.

     For the fiscal year ended June 29, 1997, the previously reported financial statements included an understatement of cost of sales by $2.1 million. After restating cost of sales, the Company's income tax expense decreased by $0.5 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 29, 1997, was to overstate gross profit and operating income by $2.1 million, net income by $1.6 million and diluted earnings per share by $0.15.

     The Company expects to file amended quarterly reports on Form 10-Q for the quarters ended March 26, 2000, December 26, 1999 and September 26, 1999, and an amended annual report on Form 10-K for the year ended June 27, 1999 as soon as practicable.

OVERVIEW OF FISCAL 2000

     Fiscal 2000 financial results were disappointing overall, although the Company did see improvement in the Automation segment. The Automation segment had improved orders, sales and margins in fiscal 2000. Backlog climbed to $215.7 million, up $77.3 million, or 55.8%, providing a strong foundation for expected increased revenues in fiscal 2001.

     The Company's fiscal 2000 results for the Packaging segment were significantly less than expected. Overall, the Packaging segment's operating profit was $0.5 million, down $7.9 million from fiscal 1999. As described above, the issues primarily related to the Company's Kalish and Sencorp businesses, both requiring restatements of prior period reported results.

     The Company has replaced certain Kalish management and is actively reviewing all aspects of the Kalish operations. The investigation and expanded audit work have revealed significant margin erosion and losses on large, integration projects. The issues at Sencorp were very similar to Kalish although only the fiscal year ended June 25, 2000 was impacted at Sencorp. The investigation and expanded audit work at Sencorp showed margin erosion and project losses on large extrusion systems and special packaging machinery. The Company is reviewing the product lines at Sencorp and Kalish for profitability improvements and mitigation of project risks. Substantive changes in operations and financial management methods, procedures and controls are expected to ensure appropriate responsibility and accountability over projects and their profitability.

OVERVIEW OF FISCAL 1999

     Fiscal 1999 financial results were significantly below prior year and planned results. Fiscal 1999 was expected to be a transition year as a result of a significant reduction in business with our largest customer as it was reducing its capital spending due to adequate capacity. The Company had planned to replace a significant portion of this revenue decrease with orders from new customers. However, fiscal 1999 orders were $396.7 million, or 21% below the prior year. Order activity reflected not only the lower activity of our largest customer but the softness in capital spending in many of our other key markets, including automotive, heavy equipment, agricultural equipment and appliance. The Company's financial results were below the prior year's results throughout the year due primarily to the lower sales levels and the resulting unfavorable manufacturing efficiencies. Selling, general and administrative expenses increased as the Company continued its pursuit of new business and development of new products and technologies.

     In the fourth quarter of fiscal 1999, the Company incurred a restated net loss of $9.0 million on sales of $113.5 million. The fourth quarter results of operations included special charges of $13.0 million. The special charges included a charge of $9.8 million to cost of sales related to cost and performance issues on three automation projects, a $2.5 million restructuring charge and a $0.7 million bad debt reserve established for a receivable currently being pursued in a legal action.

     For a better understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

     Set forth below is certain financial data relating to each business segment. Fiscal 1998 data has been restated to reflect segment presentation in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". In addition, the financial data provided for fiscal 1999 and fiscal 1998 has been restated as a result of the accounting irregularities at Kalish and Sencorp. See "Restatement of Financial Results" above and Notes 1 and 16 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

                                                                          FISCAL YEAR ENDED
                                                                --------------------------------------
                                                                             JUNE 27,       JUNE 28,
                                                                JUNE 25,       1999           1998
                                                                  2000      AS RESTATED    AS RESTATED
                                                                --------    -----------    -----------
                                                                            (IN THOUSANDS)
NET SALES
  Automation................................................    $302,788     $299,787       $355,052
  Packaging.................................................     123,237      109,487        116,803
  Other.....................................................      38,260       32,810         47,487
                                                                --------     --------       --------
       Total................................................    $464,285     $442,084       $519,342
                                                                ========     ========       ========
GROSS PROFIT
  Automation................................................    $ 60,937     $ 53,385       $ 90,275
     Gross margin...........................................        20.1%        17.8%          25.4%
  Packaging.................................................      23,900       32,524         33,050
     Gross margin...........................................        19.4%        29.7%          28.3%
  Other.....................................................       5,357        3,649          8,502
     Gross margin...........................................        14.0%        11.1%          17.9%
                                                                --------     --------       --------
       Total gross profit...................................    $ 90,194     $ 89,558       $131,827
       Total gross margin...................................        19.4%        20.3%          25.4%
                                                                ========     ========       ========

                                                                          FISCAL YEAR ENDED
                                                                --------------------------------------
                                                                             JUNE 27,       JUNE 28,
                                                                JUNE 25,       1999           1998
                                                                  2000      AS RESTATED    AS RESTATED
                                                                --------    -----------    -----------
                                                                            (IN THOUSANDS)
OPERATING INCOME
  Automation................................................    $ 15,366     $  5,573       $ 47,436
     Operating margin.......................................         5.1%         1.9%          13.4%
  Packaging.................................................         526        8,400         13,412
     Operating margin.......................................         0.4%         7.7%          11.5%
  Other.....................................................       3,207        1,765          3,391
     Operating margin.......................................         8.4%         5.4%           7.1%
  Corporate.................................................      (8,757)      (9,420)        (9,041)
                                                                --------     --------       --------
       Total operating income...............................    $ 10,342     $  6,318       $ 55,198
       Total operating margin...............................         2.2%         1.4%          10.6%
                                                                ========     ========       ========
DEPRECIATION AND AMORTIZATION EXPENSE
  Automation................................................    $  9,181     $  9,426       $  8,714
  Packaging.................................................       4,044        3,595          2,793
  Other.....................................................       1,737        1,496          1,491
  Corporate.................................................       1,498          947            752
                                                                --------     --------       --------
       Total................................................    $ 16,460     $ 15,464       $ 13,750
                                                                ========     ========       ========
CAPITAL EXPENDITURES
  Automation................................................    $  3,757     $  3,889       $  9,441
  Packaging.................................................       2,056        9,327          3,313
  Other.....................................................          --        1,624          3,459
  Corporate.................................................         918        1,063          1,101
                                                                --------     --------       --------
       Total................................................    $  6,731     $ 15,903       $ 17,314
                                                                ========     ========       ========
IDENTIFIABLE ASSETS
  Automation................................................    $306,434     $272,816       $299,423
  Packaging.................................................     138,924      142,828        118,414
  Other.....................................................      22,022       21,325         25,170
  Corporate.................................................      13,690       16,296          8,693
                                                                --------     --------       --------
       Total................................................    $481,070     $453,265       $451,700
                                                                ========     ========       ========

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

     For those contracts not accounted for under the percentage of completion method, revenue is recognized upon shipment (defined primarily as FOB shipping point) to unaffiliated customers.

     Costs and related expenses to manufacture the products are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Gross margin may vary from year to year as a result of the variations in profitability of contracts for large orders of automated production systems, packaging systems or special machines. In addition, changes in the product mix in a given period affect gross margin.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                                          FISCAL YEAR ENDED
                                                           ------------------------------------------------
                                                                            JUNE 27,            JUNE 28,
                                                           JUNE 25,           1999                1998
                                                             2000        AS RESTATED(1)      AS RESTATED(1)
                                                           --------      --------------      --------------
Net sales..............................................     100.0%           100.0%              100.0%
Cost of sales..........................................      80.6             79.7                74.6
                                                            -----            -----               -----
Gross profit...........................................      19.4             20.3                25.4
Selling, general and administrative expenses...........      17.2             18.3                14.5
Restructuring charge...................................        --              0.6                  --
Loss on sale of assets of Knitting Elements division...        --               --                 0.3
                                                            -----            -----               -----
Operating income.......................................       2.2              1.4                10.6
Interest expense.......................................       2.2              1.8                 1.2
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary DT
  Capital Trust holding solely convertible junior
  subordinated debentures of the Company...............       1.1              1.1                 1.0
                                                            -----            -----               -----
Income (loss) before provision for income taxes and
  extraordinary loss...................................      (1.1)            (1.5)                8.4
Provision (benefit) for income taxes...................      (0.1)            (0.3)                3.2
                                                            -----            -----               -----
Income (loss) before extraordinary loss................      (1.0)            (1.2)                5.2
Extraordinary loss on debt refinancing.................        --               --                 0.2
                                                            -----            -----               -----
Net income (loss)......................................      (1.0)%           (1.2)%               5.0%
                                                            =====            =====               =====

-------------------------
(1) As restated. See "Restatement of Financial Results" and Notes 1 and 16 to the consolidated financial statements.

                 FISCAL 2000 COMPARED TO FISCAL 1999 (RESTATED)

     Consolidated net sales increased $22.2 million, or 5.0%, to $464.3 million for the year ended June 25, 2000 from $442.1 million for the year ended June 27, 1999. Net sales by segment were as follows (in millions):

                                                    TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                                       JUNE 25, 2000          JUNE 27, 1999       INCREASE
                                                    -------------------    -------------------    --------
Automation......................................          $302.8                 $299.8            $ 3.0
Packaging.......................................           123.2                  109.5             13.7
Other...........................................            38.3                   32.8              5.5
                                                          ------                 ------            -----
                                                          $464.3                 $442.1            $22.2
                                                          ======                 ======            =====

     Automation segment sales increased $3.0 million, or 1.0%, in fiscal 2000 primarily from the increased sales to the electronics industry and tire industry offset by lower sales to automotive and recreational products markets. The increased revenues from the electronics and tire markets can be attributed to significant capital spending programs within these markets fueled by strong demand for end products in the electronics market and manufacturing improvements in tire production. The Company expects to see continued strong revenues in fiscal 2001 in both of these markets. The Company's automotive markets were soft in fiscal 2000 offsetting much of the increased sales from the electronics and tire markets. The softness in the automotive markets can be primarily attributed to the technology cycle in fuel systems, a cycle which the Company believes is currently improving. Sales were down significantly in the recreational products market reflecting a significant amount of revenues in the prior year from a large special project.

     Packaging segment sales increased $13.7 million, or 12.6%, reflecting a combination of significantly higher sales of plastics processing equipment, including sales of extrusion and thermoforming systems, and the incremental increase in sales as a result of the acquisition of C. E. King in July 1999 and Scheu & Kniss in August 1998.

     Sales from the Company's stamping and fabrication businesses were up $5.5 million, or 16.6% as a result of new customer sales in the light truck market and the transfer of some stamping and fabrication production previously reported in the Automation segment.

     Gross profit increased $0.6 million, or 0.7%, to $90.2 million for the year ended June 25, 2000 from $89.6 million for the year ended June 27, 1999. The gross margin decreased to 19.4% from 20.3% primarily reflecting the decrease in margins in the Packaging segment partially offset by the increase in gross margins in the Automation segment and the stamping and fabrication businesses.

     The decrease in Packaging segment gross margins to 19.4% in fiscal 2000 from 29.7% in fiscal 1999 resulted primarily from the issues at the Kalish and Sencorp subsidiaries discussed previously. The Company is continuing to review overall product line profitability at these businesses. The Company believes the fiscal 2000 gross profit margins to be unusually low in comparison to fiscal 1999 because of a higher mix of larger, special machinery, for which the investigation revealed significant cost overruns -- such as extrusion systems and integrated packaging lines. The Company's other businesses in the Packaging segment were also lower than the prior year from a combination of factors including the significantly lower volume of engineering and manufacturing of tablet presses and resulting unfavorable overhead variances, the acquisition of
C. E. King which produces lower margin counters, and a less favorable product mix.

     The Automation segment gross margins increased to 20.1% in fiscal 2000 from 17.8% in fiscal 1999. The increase is primarily a result of the significant electronics work in fiscal 2000, which improved manufacturing capacity utilization and replaced a nonrecurring low margin special project recognized in fiscal 1999. The Company incurred $9.8 million of special charges to cost of sales in the fourth quarter of fiscal 1999 related to cost and performance issues on three automation projects.

     The Company's stamping and fabrication businesses also showed improved gross margins in fiscal 2000 reflecting the higher volumes and resulting improved manufacturing overhead variances.

     SG&A expenses decreased $0.8 million, or 1.1%, to $79.9 million for the year ended June 25, 2000 from $80.7 million for the year ended June 27, 1999. Incremental costs associated with newly-acquired and start-up businesses were offset by cost containment measures taken across business segments and at the Corporate office, including headcount reductions and lower discretionary spending in the general and administrative and sales and marketing functions. The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisitions of S&K in August 1998 and C.E. King in July 1999, the July 1999 start-up of an advanced automation engineering group on the West Coast targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. SG&A expenses as a percentage of consolidated net sales decreased to 17.2% in fiscal 2000 from 18.3% in fiscal 1999.

     During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2.5 million for severance costs associated with management changes and workforce reductions, idle facility costs resulting from the lower level of order activity and non-cash asset writedowns. The charge includes severance costs of $1.7 million, idle facility costs of $0.4 million and $0.4 million of asset writedowns and other charges. The Company had utilized $0.4 million of the reserve in fiscal 1999 resulting in a remaining reserve of $2.1 million at June 27, 1999, which was fully utilized during fiscal 2000. The Company continues to review current operations with a goal of further cost cuts and other measures to streamline operations and enhance profitability.

     Operating income increased $4.0 million, or 63.7%, to $10.3 million for the year ended June 25, 2000 from $6.3 million for the year ended June 27, 1999, as a result of the factors noted above. The operating margin increased to 2.2% in fiscal 2000 from 1.4% in fiscal 1999.

     Interest expense increased to $10.3 million for the year ended June 25, 2000 from $7.7 million for the year ended June 27, 1999. The increase in interest expense primarily reflects the increased level of debt to fund working capital needs and the increase in borrowing rates as a result of the September 1999 amendment to the credit facility.

     The Company accrued $5.1 million and paid $5.0 million of dividends on the Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust (Convertible Preferred Securities) for the years ended June 25, 2000 and June 27, 1999, respectively. DT Capital Trust's only assets are convertible junior subordinated debentures of the Company. Effective September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred.

     Net loss was $4.6 million for the year ended June 25, 2000 versus $5.1 million for the year ended June 27, 1999. Basic and diluted loss per share were $0.45 for the year ended June 25, 2000 versus basic and diluted loss per share of $0.51 for the year ended June 27, 1999. Basic and diluted weighted average shares outstanding were 10.1 million for the year ended June 25, 2000 and June 27, 1999.

           FISCAL 1999 (RESTATED) COMPARED TO FISCAL 1998 (RESTATED)

     Consolidated net sales decreased $77.2 million, or 14.9%, to $442.1 million for the year ended June 27, 1999 from $519.3 million for the year ended June 28, 1998. Net sales by segment were as follows (in millions):

                                                  TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                                     JUNE 27, 1999          JUNE 28, 1998       (DECREASE)
                                                  -------------------    -------------------    ----------
Automation....................................          $299.8                 $355.0             $(55.2)
Packaging.....................................           109.5                  116.8               (7.3)
Other.........................................            32.8                   47.5              (14.7)
                                                        ------                 ------             ------
                                                        $442.1                 $519.3             $(77.2)
                                                        ======                 ======             ======

     Excluding the incremental increase in sales of $9.5 million from the acquisition of ATT in July 1997, Automation segment sales decreased $64.7 million, or 18.2%, from the year ended June 28, 1998. Decreased Automation segment revenues resulted primarily from lower sales to the electronics industry. Specifically, sales to a significant electronics customer were down substantially in the year ended June 27, 1999 as compared to the year ended June 28, 1998. Soft order activity throughout the Automation segment during fiscal 1999 due to continued delays on certain projects also contributed to the decreased sales revenues compared to the prior year to customers in the automotive, heavy equipment and appliance industries.

     Excluding the incremental sales of $5.5 million from the acquisition of S&K in August 1998, Packaging segment sales decreased $12.8 million, or 11.0%, from the year ended June 28, 1998 primarily from lower sales of plastics processing equipment, particularly foam extrusion systems to international markets. Sales of tablet counting and packaging systems to the pharmaceutical and nutritional industries, which had been strong throughout the first three quarters of fiscal 1999, decreased during the fourth quarter resulting in sales slightly below the prior year level.

     The decreased revenues from the Company's other businesses reflect the sale of the Knitting Elements business in May 1998 combined with significantly lower sales of parts to agricultural equipment customers. An economic downturn in the agricultural equipment industry resulted in the decreased revenues from sales of precision metal stampings and fabrications to several customers serving this market. Also, certain other customers of the precision metal stamping and fabricating business have been eliminated through planned attrition and product changes. These decreases were partially offset by strong sales to customers in the transportation industry.

     Gross profit decreased $42.2 million, or 32.1%, to $89.6 million for the year ended June 27, 1999 from $131.8 million for the year ended June 28, 1998. The gross margin decreased to 20.3% in fiscal 1999 from 25.4% in fiscal 1998 primarily reflecting the decrease in margins in the Automation segment and the stamping and fabrication businesses.

     Automation segment gross margins decreased in fiscal 2000 to 17.8% from 25.4% in fiscal 1999 due primarily to substantial losses on certain assembly systems and welding systems projects reflecting cost overruns and production difficulties, manufacturing inefficiencies resulting from the lower volume of manufacturing activity and unfavorable product mix changes in the Company's customer base as compared to the prior year. As previously discussed, based on facts and circumstances occurring or culminating in the fourth quarter of fiscal 1999, the Company recorded a charge of $9.8 million to cost of sales in the fourth quarter related to three Automation projects to revise cost estimates to reflect additional costs anticipated to bring the projects up to contract specifications, to reflect anticipated final billings to recoup costs of modifications incurred during the production process, and on one of the projects, to reflect warranty costs expected to support the manufacturing systems through the initial year of production.

     Margins of the Company's metal stamping and fabrication business declined due to lower manufacturing efficiencies resulting from the lower level of manufacturing activity and unfavorable product mix issues compared to the prior year.

     Increased margins in the Packaging segment reflect improved margins on sales of tablet counting and packaging machinery partially offset by cost overruns and production inefficiencies on plastics processing equipment.

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

     During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2.5 million for severance costs associated with management changes and workforce reductions, idle facility costs resulting from the lower level of order activity and non-cash asset writedowns. The charge included severance costs of $1.7 million, idle facility costs of $0.4 million and $0.4 million of asset writedowns and other charges.

     Operating income decreased $48.9 million, or 88.6%, to $6.3 million for the year ended June 27, 1999 from $55.2 million for the year ended June 28, 1998, as a result of the factors noted above. The operating margin decreased to 2.0% in fiscal 1999 from 10.9% in fiscal 1998, excluding the effects of the $2.5 million restructuring charge in fiscal 1999 and the $1.4 million non-recurring, non-cash charge related to the sale of the Company's non-core Knitting Elements division in fiscal 1998.

     Interest expense increased to $7.7 million for the year ended June 27, 1999 from $6.5 million for the year ended June 28, 1998. The increase in interest expense primarily reflects the increased level of debt associated with the stock repurchase program and the August 1998 acquisition of S&K. The stock repurchase program was terminated in September 1999.

     The Company paid $5.0 million of dividends on the Convertible Preferred Securities for the years ended June 27, 1999 and June 28, 1998. Effective September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred.

     Income before extraordinary loss decreased $32.0 million for the year ended June 27, 1999 from $26.9 million of income for the year ended June 28, 1998 to a $5.1 million loss. An extraordinary loss was recognized in fiscal 1998 for costs incurred of $2.0 million, less applicable income tax benefits of $0.8 million, related to the refinancing of debt in July 1997. Basic and diluted loss per share before the extraordinary loss were $0.51 for the year ended June 27, 1999 versus basic and diluted earnings per share of $2.38 and $2.19, respectively, for the year ended June 28, 1998. Basic weighted average shares outstanding for the year ended June 27, 1999 were 10.1 million versus 11.3 million for the year ended June 28, 1998. The decrease reflects the repurchase of 1.4 million shares of the Company's stock since May 1998. Diluted weighted average shares outstanding for the year ended June 27, 1999 were 10.1 million versus 13.6 million for the year ended June 28, 1998. The decrease primarily reflects the exclusion of antidilutive convertible securities and the repurchase of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

     Net income (loss) plus non-cash operating charges provided $16.0 million, $11.4 million and $47.4 million of operating cash flow in fiscal 2000, 1999 and 1998, respectively.

     Working capital balances increased $30.3 million during fiscal 2000 due primarily to a significant increase in costs and earnings in excess of amounts billed and accounts receivable from June 27, 1999 partially offset by an increase in accounts payable primarily in the Automation segment. The increase in costs and earnings in excess of amounts billed is primarily due to an increase in work-in-process for a significant electronics customer in the Automation segment. Accounts receivable increased as the Company finalized collection of receivables related to several large contracts. These increases were partially offset by an increase in accounts payable as a result of management's attempts to conserve cash.

     Working capital balances decreased $16.4 million during fiscal 1999 due primarily to a significant decrease in accounts receivable from June 28, 1998 partially offset by an increase in inventory balances primarily in the Packaging segment. The decrease in accounts receivable, which relates primarily to the Automation segment, reflects the lower level of manufacturing activity in the fourth quarter of fiscal 1999 versus the comparable period in 1998 and the Company's increased efforts throughout fiscal 1999 to collect outstanding receivables. Inventories of plastics processing equipment have risen to a more constant level after strong shipments late in fiscal 1998 had decreased inventories to below normal amounts. The Company also began stocking some standard packaging machinery during fiscal 1999 to reduce lead times and maintain manufacturing efficiencies.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

     During the fiscal year ended June 25, 2000, the Company borrowed $26.1 million on its revolving credit facility to finance the growth in working capital described above, to acquire the net assets of C.E. King for $2.1 million and to fund capital expenditures of $6.7 million and financing fees of $1.3 million.

     During the year ended June 27, 1999, the Company borrowed $8.2 million on its revolving credit facility and raised another $6.5 million primarily through the issuance of Bonds, as discussed below. These funds, combined with the $27.8 million of cash generated from operations, were used to finance the acquisition of Scheu & Kniss for $10.4 million, repurchase $10.0 million of the Company's stock, pay dividends of $0.8 million and finance capital expenditures of $15.9 million.

     In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described above. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company as of October 5, 2000, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company demanded the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the June 25, 2000 consolidated financial statements.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., participated in the issuance of $7.0 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Fleet Bank N.A., the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the Bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 4.9% as of June 25, 2000. In September 1999, the Company completed an amendment to the relevant bond document, providing, among other things, for the permanent waiver of the covenant defaults as of June 27, 1999, the establishment of revised financial covenants and other requirements, including the furnishing of additional collateral. The Company was not in compliance with the amended relevant bond document's financial and other covenants at June 25, 2000. In October 2000, the Company completed an amendment to the relevant bond document, providing for the waiver of existing default of financial and other covenants at June 25, 2000, the establishment of revised financial covenants and the imposition of additional cash collateral.

     On July 21, 1997, the Company replaced the Second Amended and Restated Credit Facilities Agreement and the foreign currency denominated term facility then outstanding with a $175 million multi-currency revolving and term credit facility. The multi-currency facility provided for a $10 million Canadian term loan and a $165 million revolving credit facility, which included an approximate $80 million sub-limit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. In conjunction with entering into the credit facility, the Company recognized an extraordinary loss in July 1997 of $1.2 million attributable to the write-off of $2.0 million of unamortized deferred financing fees, net of related $0.8 million tax benefit.

     In September 1999 the Company completed an amendment to the credit facility. The total line of credit as amended was $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. In accordance with the amended credit agreement, the revolving credit facility increased in December 1999 to $130 million as the Company met certain operating cash flow targets. Borrowings under the amended credit facility bore interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). At June 25, 2000, interest rates on the multi-currency facility ranged from 7.22% to 11.38%. The credit facility, as amended, matures July 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibition of acquisitions and payment of dividends without the consent of the lenders. Total borrowing availability under the amended credit facility as of June 25, 2000 was $19.4 million.

     As a result of the Company's fiscal 2000 financial results, the Company was in default of a number of provisions of the credit agreement. The Company and the lenders further amended the credit agreement effective October 10, 2000. The amendment to the Agreement includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches of representations and warranties and increase the interest rate on borrowings made pursuant to the facility. From October 10, 2000 until February 14, 2001, all borrowings under the amended credit facility will bear interest at a floating rate based on the prime rate plus 2 3/8%, except for foreign currency borrowings, which will bear interest at a floating rate equal to LIBOR plus 3.5%. After February 15, 2001, such borrowings will bear interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3.75%, as applicable. The overall line of credit and maturity were not amended.

     The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and intends to complete such refinancing prior to July 2, 2001, although there can be no assurance that such refinancing will be completed by this date. The Company has also implemented other cash management initiatives for fiscal 2001, including maintaining the lower level of capital spending achieved in fiscal 2000, increasing the focus on collections of accounts receivable and accelerating payment terms from customers, among other things. On a longer term basis, the Company has engaged an investment banking firm to develop a program for divestiture of one or more business units. This program was initiated in the first quarter of fiscal 2001.

     In conjunction with the amendment to the credit facility in September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures. The amended credit facility requires that such deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities are being deferred and DTI is not declaring or paying dividends on its common stock.

     In July 1999, the Company completed the acquisition of certain of the net assets of C. E. King, Ltd., a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2.1 million was primarily financed by borrowings under the Company's revolving credit facility. As the transaction occurred subsequent to the end of fiscal 1999, the balance sheet and results of operations of the C. E. King net assets are excluded from the fiscal 1999 consolidated balance sheet and results of operations of DTI. The pro forma effects of the acquisition of C. E. King net assets on the Company's fiscal 1999 financial position are not material.

     Capital expenditures were $6.7 million in fiscal 2000. Management has reduced anticipated capital expenditures for fiscal 2001 to a range of approximately $6.0 million to $8.0 million. This includes recurring replacement or refurbishment of machinery and equipment and purchases to improve production methods or processes or to expand manufacturing capabilities. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

     Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes it will have sufficient funds available to meet its currently anticipated operating, debt service and capital expenditure requirements.

BACKLOG

     The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 25, 2000, the Company had $259.6 million of orders in backlog, which compares to a backlog of approximately $180.0 million as of June 27, 1999.

     The Automation segment's backlog was $215.7 million as of June 25, 2000, an increase of $77.3 million, or 55.8%, from the prior year. The increase in backlog primarily reflects orders from significant electronics and tire customers. Backlog for the Packaging segment decreased slightly to $37.9 million due primarily to a decrease in tablet processing and packaging machinery orders in the fourth quarter of fiscal 2000.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 2001.

FOREIGN OPERATIONS

     The Company's primary foreign operations are conducted through its subsidiaries in Canada, the United Kingdom and Germany. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located. Foreign operations accounted for approximately $85.8 million, $89.1 million and $91.9 million of the Company's net sales in fiscal 2000, 1999 and 1998, respectively.

Earnings (loss) from operations for the Company's foreign operations were $(2.8) million, $8.7 million and $5.5 million in fiscal 2000, 1999 and 1998, respectively.

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

     If interest rates increase 1% in fiscal 2001, as compared to fiscal 2000, the Company's interest expense would increase by approximately $0.8 million, and net income would decrease by approximately $0.5 million. This amount has been determined using the assumptions that the Company's outstanding floating-rate debt, as of June 25, 2000, continued to be outstanding throughout fiscal 2001, and that the average interest rates for these instruments increased 1% over fiscal 2000. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Company's financial structure.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet to be measured at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133. SFAS 133 is effective for the Company in fiscal 2001. The Company does not believe SFAS 133 will have a material impact on financial position or results of operations.

     Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," summarizes the SEC staff's interpretations on the application of accounting principles generally accepted in the United States to revenue recognition. SAB 101 is effective for the Company in the fourth quarter of fiscal 2001. The Company is continuing to evaluate the provisions of SAB 101 to determine its impact on financial position and results of operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained herein, particularly the information appearing in the Letter to Shareholders and in this section under the headings "Recent Developments", "Backlog", "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Outlook", "Market Risk" and "Seasonality and Fluctuations in Quarterly Results" includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectibility of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the headings "Recent Developments", "Backlog", "Results of Operations", "Liquidity and Capital Resources", "Market Risk" and "Seasonality and Fluctuations in Quarterly Results".

        STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The accompanying consolidated financial statements of DT Industries, Inc., have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management's best estimates and judgements.

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

     The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, in accordance with auditing standards generally accepted in the United States. As part of their audit of the Company's fiscal 2000 consolidated financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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

James J. Kerley
Chairman and Interim Chief Executive Officer

Wayne W. Schultz
Interim Senior Vice President, Finance

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DT Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows, after the restatement described in Note 1, present fairly, in all material respects, the financial position of DT Industries, Inc. and its subsidiaries at June 25, 2000 and June 27, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 25, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
St. Louis, Missouri

October 4, 2000, except for Note 4
which is as of October 10, 2000

                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 27,
                                                                                  1999
                                                                JUNE 25,      AS RESTATED
                                                                  2000      (NOTES 1 AND 16)
                                                                --------    ----------------
                                                                (IN THOUSANDS, EXCEPT SHARE
                                                                    AND PER SHARE DATA)
ASSETS
  Current assets:
     Cash...................................................    $  8,705        $ 10,487
     Accounts receivable, net...............................      58,924          50,006
     Costs and estimated earnings in excess of amounts
      billed ($129,078 and $219,645, respectively) on
      uncompleted contracts.................................      94,925          65,806
     Inventories, net.......................................      52,926          49,377
     Prepaid expenses and other.............................      14,296          16,070
                                                                --------        --------
       Total current assets.................................     229,776         191,746
  Property, plant and equipment, net........................      73,218          77,402
  Goodwill, net.............................................     173,823         180,066
  Other assets, net.........................................       4,253           4,051
                                                                --------        --------
                                                                $481,070        $453,265
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt......................    $    713        $    384
     Accounts payable.......................................      47,189          37,507
     Customer advances......................................      14,878          15,087
     Billings in excess of costs and estimated earnings
      ($37,168 and $52,828, respectively) on uncompleted
      contracts.............................................       7,533           6,837
     Accrued liabilities....................................      35,446          35,123
                                                                --------        --------
       Total current liabilities............................     105,759          94,938
                                                                --------        --------
  Long-term debt............................................     126,144         104,209
  Deferred income taxes.....................................      10,375          10,442
  Other long-term liabilities...............................       3,709           3,400
                                                                --------        --------
                                                                 140,228         118,051
                                                                --------        --------
  Commitments and contingencies (Note 10)
  Company-obligated, mandatorily redeemable convertible
     preferred securities of subsidiary DT Capital Trust
     holding solely convertible junior subordinated
     debentures of the Company..............................      70,000          70,000
                                                                --------        --------
  Stockholders' equity:
     Preferred stock, $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
      authorized; 10,107,274 shares issued and
      outstanding...........................................         113             113
     Additional paid-in capital.............................     133,348         133,348
     Retained earnings......................................      64,378          68,968
     Cumulative translation adjustment......................      (1,978)         (1,375)
     Less -
       Treasury stock (1,268,488 shares) at cost............     (30,778)        (30,778)
                                                                --------        --------
       Total stockholders' equity...........................     165,083         170,276
                                                                --------        --------
                                                                $481,070        $453,265
                                                                ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       FISCAL YEAR ENDED
                                                       --------------------------------------------------
                                                                         JUNE 27,            JUNE 28,
                                                                           1999                1998
                                                        JUNE 25,       AS RESTATED         AS RESTATED
                                                          2000       (NOTES 1 AND 16)    (NOTES 1 AND 16)
                                                        --------     ----------------    ----------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales..........................................    $  464,285       $  442,084          $  519,342
Cost of sales......................................       374,091          352,526             387,515
                                                       ----------       ----------          ----------
Gross profit.......................................        90,194           89,558             131,827
Selling, general and administrative expenses.......        79,852           80,740              75,246
Restructuring charge (Note 14).....................        --                2,500            --
Loss on sale of assets of Knitting Elements
  division (Note 3)................................        --             --                     1,383
                                                       ----------       ----------          ----------
Operating income...................................        10,342            6,318              55,198
Interest expense, net..............................        10,305            7,742               6,509
Dividends on Company-obligated, mandatorily
  redeemable convertible preferred securities of
  subsidiary DT Capital Trust holding solely
  convertible junior subordinated debentures of the
  Company, at 7.16% per annum......................         5,146            5,012               5,012
                                                       ----------       ----------          ----------
Income (loss) before provision (benefit) for income
  taxes and extraordinary loss.....................        (5,109)          (6,436)             43,677
Provision (benefit) for income taxes...............          (519)          (1,301)             16,792
                                                       ----------       ----------          ----------
Income (loss) before extraordinary loss............        (4,590)          (5,135)             26,885
Extraordinary loss on debt refinancing, net of
  income tax benefits of $800......................        --             --                     1,200
                                                       ----------       ----------          ----------
Net income (loss)..................................    $   (4,590)      $   (5,135)         $   25,685
                                                       ==========       ==========          ==========
Basic earnings (loss) per common share:
  Income (loss) before extraordinary loss..........    $    (0.45)      $    (0.51)         $     2.38
  Extraordinary loss...............................        --             --                      0.11
                                                       ----------       ----------          ----------
  Net income (loss)................................    $    (0.45)      $    (0.51)         $     2.27
                                                       ==========       ==========          ==========
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary loss..........    $    (0.45)      $    (0.51)         $     2.19
  Extraordinary loss...............................        --             --                      0.09
                                                       ----------       ----------          ----------
  Net income (loss)................................    $    (0.45)      $    (0.51)         $     2.10
                                                       ==========       ==========          ==========
Weighted average common shares outstanding:
  Basic............................................    10,107,274       10,149,215          11,297,409
  Diluted..........................................    10,107,274       10,149,215          13,621,481
                                                       ==========       ==========          ==========

          See accompanying Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                        ACCUMULATED
                                             ADDITIONAL                    OTHER                        TOTAL
                                   COMMON     PAID-IN      RETAINED    COMPREHENSIVE    TREASURY    STOCKHOLDERS'
                                   STOCK      CAPITAL      EARNINGS    INCOME (LOSS)     STOCK         EQUITY
                                   ------    ----------    --------    -------------    --------    -------------
                                                                   (IN THOUSANDS)
BALANCE, JUNE 29, 1997 --
AS RESTATED (NOTES 1 AND 16)...     $113      $133,370     $50,139        $    --       $     --      $183,622
Comprehensive income:
  Net income...................                             25,685
  Foreign currency
     translation...............                                              (551)
       Total comprehensive
          income...............                                                                         25,134
Exercise of stock options......                  1,119                                                   1,119
Payments on stock
  subscriptions................                    119                                                     119
Dividends declared and paid....                               (907)                                       (907)
Stock repurchase...............                                                          (24,445)      (24,445)
                                    ----      --------     -------        -------       --------      --------
BALANCE, JUNE 28, 1998 --
AS RESTATED (NOTES 1 AND 16)...      113       134,608      74,917           (551)       (24,445)      184,642
                                    ----      --------     -------        -------       --------      --------
Comprehensive loss:
  Net loss.....................                             (5,135)
  Foreign currency
     translation...............                                              (824)
       Total comprehensive
          loss.................                                                                         (5,959)
Dividends declared and paid....                               (814)                                       (814)
Reissuance of treasury stock...                 (1,260)                                    3,652         2,392
Stock repurchase...............                                                           (9,985)       (9,985)
                                    ----      --------     -------        -------       --------      --------
BALANCE, JUNE 27, 1999 --
AS RESTATED (NOTES 1 AND 16)...      113       133,348      68,968         (1,375)       (30,778)      170,276
                                    ----      --------     -------        -------       --------      --------
Comprehensive loss:
  Net loss.....................                             (4,590)
  Foreign currency
     translation...............                                              (603)
       Total comprehensive
          loss.................                                                                         (5,193)
                                    ----      --------     -------        -------       --------      --------
BALANCE, JUNE 25, 2000.........     $113      $133,348     $64,378        $(1,978)      $(30,778)     $165,083
                                    ====      ========     =======        =======       ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               FISCAL YEAR ENDED
                                                                ------------------------------------------------
                                                                                JUNE 27,            JUNE 28,
                                                                                  1999                1998
                                                                JUNE 25,      AS RESTATED         AS RESTATED
                                                                  2000      (NOTES 1 AND 16)    (NOTES 1 AND 16)
                                                                --------    ----------------    ----------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $ (4,590)       $ (5,135)           $ 25,685
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation............................................      10,300          10,075               8,279
    Amortization............................................       6,160           5,389               5,471
    Deferred income tax provision...........................       4,092           1,095               4,613
    Loss on debt refinancing................................          --              --               2,000
    Loss on sale of assets of Knitting Elements division....          --              --               1,383
  (Increase) decrease in current assets, excluding the
    effect of acquisitions:
    Accounts receivable.....................................      (8,918)         20,928               4,778
    Costs and earnings in excess of amounts billed on
      uncompleted contracts.................................     (29,119)          1,663              (1,538)
    Inventories.............................................      (1,705)         (6,177)              2,710
    Prepaid expenses and other..............................      (1,109)         (4,512)              2,252
  Increase (decrease) in current liabilities, excluding the
    effect of acquisitions:
    Accounts payable........................................       9,682           7,549              (3,884)
    Customer advances.......................................        (341)          2,425              (3,505)
    Billings in excess of costs and earnings on uncompleted
      contracts.............................................         696          (1,345)              1,047
    Accrued liabilities.....................................         800          (3,170)               (728)
    Other...................................................        (278)         (1,017)             (4,766)
                                                                --------        --------            --------
      Net cash provided (used) by operating activities......     (14,330)         27,768              43,797
                                                                --------        --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (6,731)        (15,903)            (17,314)
  Acquisition of C.E. King net assets.......................      (2,116)             --                  --
  Acquisition of Scheu & Kniss net assets...................          --         (10,352)                 --
  Acquisition of Lucas Assembly and Test Systems net assets,
    net of cash acquired of $91.............................          --              --             (46,721)
  Proceeds from the sale of assets of Knitting Elements
    division................................................          --              --               9,375
  Other.....................................................        (620)         (1,778)                 --
                                                                --------        --------            --------
    Net cash used in investing activities...................      (9,467)        (28,033)            (54,660)
                                                                --------        --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from revolving loans.......................      26,083           8,219              89,986
  Proceeds from issuance of term debt.......................          --           6,544                  --
  Payments on borrowings....................................        (489)           (277)            (49,220)
  Debt issuance costs.......................................      (1,296)             --                (947)
  Payments for repurchase of stock..........................          --          (9,985)            (24,445)
  Net proceeds from issuance of common stock................          --             119               1,119
  Payments on stock subscriptions receivable................          --              --                 119
  Dividends paid on common stock............................          --            (814)               (907)
                                                                --------        --------            --------
    Net cash provided by financing activities...............      24,298           3,806              15,705
                                                                --------        --------            --------
Effect of exchange rate changes.............................      (2,283)             31                (748)
                                                                --------        --------            --------
Net increase (decrease) in cash.............................      (1,782)          3,572               4,094
Cash and cash equivalents at beginning of period............      10,487           6,915               2,821
                                                                --------        --------            --------
Cash and cash equivalents at end of period..................    $  8,705        $ 10,487            $  6,915
                                                                ========        ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest................................................    $  9,809        $  7,161            $  6,233
    Income taxes............................................    $   (423)       $ (1,674)           $ 11,447

          See accompanying Notes to Consolidated Financial Statements.
                                  (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company purchased C. E. King in fiscal 2000; Scheu & Kniss in fiscal 1999; and Lucas Assembly and Test Systems, renamed Assembly Technology & Test
(ATT), in fiscal 1998.

                                                                       FISCAL YEAR ENDED
                                                                --------------------------------
                                                                JUNE 25,    JUNE 27,    JUNE 28,
                                                                  2000        1999        1998
                                                                --------    --------    --------
Fair value of assets acquired...............................    $ 1,856     $  5,843    $ 56,283
Fair value assigned to goodwill.............................        915        5,351      14,248
Cash paid...................................................     (2,116)     (10,352)    (46,721)
                                                                -------     --------    --------
Liabilities assumed.........................................    $   655     $    842    $ 23,810
                                                                =======     ========    ========

     In November 1998, in connection with the additional payment to the sellers of Kalish as described in Note 3, the Company reissued 123,700 shares of treasury stock with a market value of $2,273 on the date of issuance.
          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BUSINESS

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

RESTATEMENT OF FINANCIAL RESULTS

     As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25, 2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation, it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the Company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

     As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated. The restated consolidated financial statements as of and for the fiscal year ended June 27, 1999 and the consolidated statement of operations, changes in stockholders' equity and cash flows as of and for the fiscal year ended June 28, 1998 have been included in the consolidated financial statements included herein. Comparisons of previously reported and restated financial statements for all periods impacted by the restatement, including annual financial statements and unaudited quarterly financial data, are set forth in Notes 16 and 17 to the consolidated financial statements included herein.

     For the first three quarters in the fiscal year ended June 25, 2000, the previously reported financial statements primarily included an understatement of cost of sales by $8,440 in the aggregate. After restating cost of sales, the Company's income tax expense decreased by $2,992. The impact of the accounting irregularities on reported operating results for the first three quarters, in the aggregate, was to overstate gross profit and operating income by $8,181, net income by $5,189 and diluted earnings per share by $0.52 per share.

     For the fiscal year ended June 27, 1999, the previously reported financial statements included an understatement of cost of sales by $4,039. After restating cost of sales, the Company's income tax benefit increased by $667. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 27, 1999, was to overstate gross profit and operating income by $4,039, understate net loss by $3,372 and understate diluted net loss per share by $0.34.

     For the fiscal year ended June 28, 1998, the previously reported financial statements included an understatement of cost of sales by $7,389. After restating cost of sales, the Company's income tax expense decreased by $3,390. The impact of the accounting irregularities on reported operating results for the fiscal

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

year ended June 28, 1998, was to overstate gross profit and operating income by $7,389, net income by $3,999 and diluted earnings per share by $0.30.

     For the fiscal year ended June 29, 1997, the previously reported financial statements included an understatement of cost of sales by $2,106. After restating cost of sales, the Company's income tax expense decreased by $461. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 29, 1997, was to overstate gross profit and operating income by $2,106, net income by $1,645 and diluted earnings per share by $0.15.

     The Company expects to file amended quarterly reports on Form 10-Q for the quarters ended March 26, 2000, December 26, 1999 and September 26, 1999, and an amended annual report on Form 10-K for the year ended June 27, 1999 as soon as practicable.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies utilized by the Company in the preparation of the financial statements conform to accounting principles generally accepted in the United States, and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

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

     For those contracts not accounted for under the percentage of completion method, revenue is recognized upon shipment (defined primarily as FOB shipping point) to unaffiliated customers.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

CONCENTRATIONS OF CREDIT RISK

     The Company sells a majority of its machines to a wide range of manufacturing companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although many customers pay deposits to the Company prior to shipment of its products. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. At June 25, 2000, the Company had no significant concentrations of credit risk.

INVENTORIES

     Domestic inventories are stated at the lower of cost, which approximates the first-in, first-out (FIFO) method, or market. Inventories include the cost of materials, direct labor and manufacturing overhead.

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

GOODWILL

     The excess of the purchase price over the fair value of net assets acquired in business combinations (goodwill) is capitalized and amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization charged to income for the years ended June 25, 2000, June 27, 1999 and June 28, 1998 was approximately $5,230, $5,031 and $4,876, respectively. Accumulated amortization at June 25, 2000 and June 27, 1999 was approximately $23,725 and $18,275, respectively.

     The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. Management believes there has been no impairment at June 25, 2000.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. These costs approximated $4,907, $3,982 and $1,972 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively, and are included as selling, general and administrative expenses in the accompanying consolidated statement of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, the Company has determined the fair value of financial instruments approximates book value at June 25, 2000, based on terms currently available to the Company in financial markets.

INCOME TAXES

     The Company files a consolidated federal income tax return which includes its domestic subsidiaries. The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) requires the computation of basic (Basic EPS) and diluted (Diluted
EPS) earnings per share. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of conversion of the Company's Convertible Preferred Securities and elimination of the related dividends, net of applicable income taxes, plus dilutive potential common shares consisting primarily of certain shares subject to stock options. The dilutive potential common shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. See Note 13 for additional information.

EMPLOYEE STOCK-BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, SFAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, SFAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 8 for additional information.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

COMPREHENSIVE INCOME

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the components of comprehensive income to be disclosed in the financial statements. Required disclosures for fiscal 1998 have been restated in accordance with SFAS 130.

FISCAL YEAR

     The Company uses a 52-53 week fiscal year that ends on the last Sunday in June.

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet to be measured at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133. SFAS 133 is effective for the Company in fiscal 2001. The Company does not believe SFAS 133 will have a material impact on financial position or results of operations.

     Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," summarizes the SEC staff's interpretations on the application of accounting principles generally accepted in the United States to revenue recognition. SAB 101 is effective for the Company in the fourth quarter of fiscal 2001. The Company is continuing to evaluate the provisions of SAB 101 to determine its impact on financial position and results of operations.

NOTE 3 -- ACQUISITIONS AND DISPOSITION

     The following table summarizes certain information regarding the Company's acquisitions during the past three years:

                                                                                         NET CASH
                                                                                         PURCHASE
                    DATE                                      BUSINESS                    PRICE
                    ----                                      --------                   --------
July 1997...................................    Lucas Assembly and Test Systems (ATT)    $46,721
August 1998.................................    Scheu & Kniss                            $10,352
July 1999...................................    C. E. King                               $ 2,116

     During the past three fiscal years, the Company made three acquisitions which have expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and financed primarily through bank borrowings, resulting in an increase in the Company's debt. Results of operations of each acquired company have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of each acquisition was allocated to the assets and liabilities acquired, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill.

     In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business, prior to the restatement described in Note 1. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3,000 and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. One of the directors of the Company was a controlling shareholder of Kalish prior to its acquisition by the Company. As a result of the restatement, the Company has made a demand for

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the return of the additional purchase price although no amounts with respect thereto have been reflected in the accompanying June 25, 2000 consolidated financial statements.

     On May 1, 1998, the Company completed the sale of substantially all of the assets of its non-core Knitting Elements division of Detroit Tool Metal Products Co., a wholly owned subsidiary of DT Industries, Inc., for $9,375. The pre-tax loss on the sale was approximately $1,383.

     Due to the relative immaterial effect of the above-noted acquisitions and divestiture, pro forma information has not been provided.

NOTE 4 -- FINANCING

     Long-term debt consisted of the following:

                                                                             JUNE 27,
                                                                JUNE 25,       1999
                                                                  2000      AS RESTATED
                                                                --------    -----------
Notes payable to bank under a term and revolving loan
  agreement:
  Term loan.................................................    $ 10,000     $ 10,000
  Revolving loan............................................     106,928       84,483
Foreign currency denominated revolving credit facilities....       2,260        1,832
Other long-term debt........................................       7,669        8,278
                                                                --------     --------
                                                                 126,857      104,593
Less -- current portion.....................................         713          384
                                                                --------     --------
                                                                $126,144     $104,209
                                                                ========     ========

     On July 21, 1997 the Company replaced its credit facilities with a $175,000 multi-currency revolving and term credit facility. The multi-currency facility provided a $10,000 Canadian term loan and a $165,000 revolving credit facility, which included an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bore interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. The facility requires commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement is secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

     In September 1999, the Company completed an amendment to its $175,000 credit facility. The credit facility, as amended, was reduced to $135,000, including a $125,000 revolving credit facility and a $10,000 term credit facility. In accordance with the amended credit agreement, the revolving credit facility increased in December 1999 to $130,000 as the Company met certain operating cash flow targets. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). At June 25, 2000, interest rates on the multi-currency facility ranged from 7.22% to 11.38%. The credit facility, as amended, matures July 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility established a revised set of financial and other covenants and restrictions, including prohibition of acquisitions and payment of dividends without the consent of the lenders. Total borrowing availability under the amended credit facility as of June 25, 2000 was $19,438.

     As a result of the Company's fiscal 2000 financial results, the Company was in default of a number of provisions of the credit agreement. The Company and the lenders further amended the credit agreement effective

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

October 10, 2000. The amendment to the Agreement includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches of representations and warranties and increase the interest rate on borrowings made pursuant to the facility. From October 10, 2000 until February 14, 2001, all borrowings under the amended credit facility will bear interest at a floating rate based on the prime rate plus 2 3/8%, except for foreign currency borrowings, which will bear interest at a floating rate equal to LIBOR plus 3.5%. After February 15, 2001, such borrowings will bear interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3.75%, as applicable. The overall line of credit and maturity were not amended.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7,000 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Fleet Bank, N.A., the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 4.9% as of June 25, 2000. In September 1999, the Company completed an amendment to the relevant bond document, providing the establishment of revised financial covenants and other requirements, including the furnishing of additional collateral. The Company was not in compliance with the amended relevant bond document's financial and other covenants at June 25, 2000. In October 2000, the Company completed an amendment to the relevant bond document, providing for the waiver of existing defaults of financial and other covenants at June 25, 2000, the establishment of revised financial covenants and the imposition of additional cash collateral.

     At June 25, 2000 and June 27, 1999, the Company had repurchased 1,401,100 shares of its common stock at a total cost of $34,430, including fiscal 1999 purchases of 528,100 shares, at a total cost of $9,985. The repurchased shares are being used for employee stock option programs. In conjunction with the amendment of the amended credit facility the Company will make no further repurchases of common stock without the consent of its lenders.

     See Note 9 for other liquidity and capital resources matters.

NOTE 5 -- COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

     On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of common securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997. In conjunction with the amendment of the credit facility, as discussed in Note 4, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Dividends on the Convertible Preferred Securities in the amount of $5,146 have been deferred and accrued as of June 25, 2000.

NOTE 6 -- INCOME TAXES

     Income (loss) before provision for income taxes and extraordinary losses was taxed under the following jurisdictions:

                                                                          FISCAL YEAR ENDED
                                                                --------------------------------------
                                                                             JUNE 27,       JUNE 28,
                                                                JUNE 25,       1999           1998
                                                                  2000      AS RESTATED    AS RESTATED
                                                                --------    -----------    -----------
Domestic....................................................    $ 1,416      $(11,543)       $41,269
Foreign.....................................................     (6,525)        5,107          2,408
                                                                -------      --------        -------
                                                                $(5,109)     $ (6,436)       $43,677
                                                                =======      ========        =======

     The provision (benefit) for income taxes charged to operations was as follows:

                                                                          FISCAL YEAR ENDED
                                                                --------------------------------------
                                                                             JUNE 27,       JUNE 28,
                                                                JUNE 25,       1999           1998
                                                                  2000      AS RESTATED    AS RESTATED
                                                                --------    -----------    -----------
Current
  U. S. Federal.............................................    $(2,168)     $ (4,097)       $ 9,329
  State.....................................................       (436)           29            477
  Foreign...................................................     (2,007)        1,672          2,373
                                                                -------      --------        -------
       Total current........................................     (4,611)       (2,396)        12,179
                                                                -------      --------        -------
Deferred
  U. S. Federal.............................................      3,687           730          4,164
  State.....................................................        311           227            333
  Foreign...................................................         94           138            116
                                                                -------      --------        -------
     Total deferred.........................................      4,092         1,095          4,613
                                                                -------      --------        -------
Total provision (benefit)...................................    $  (519)     $ (1,301)       $16,792
                                                                =======      ========        =======

     The provision for income taxes for the fiscal year ended June 28, 1998 is net of income tax benefits of $800, related to the extraordinary loss described in Note 4.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Deferred tax liabilities (assets) are comprised of the following:

                                                                             JUNE 27,
                                                                JUNE 25,       1999
                                                                  2000      AS RESTATED
                                                                --------    -----------
DEFERRED TAX LIABILITIES
  Depreciation..............................................    $ 5,390      $  5,856
  Inventory costing capitalization, net.....................        473           964
  Earnings recognized under percentage of completion........      4,302         1,468
  Goodwill and intangibles amortization.....................      4,483         3,852
  Other.....................................................      1,555         1,547
                                                                -------      --------
Total deferred tax liabilities..............................     16,203        13,687
                                                                -------      --------
DEFERRED TAX ASSETS
  Project and inventory reserves............................     (3,266)       (3,616)
  Product liability reserves................................       (311)         (488)
  Bad debt reserves.........................................       (741)         (904)
  Other accruals............................................     (3,851)       (4,678)
  Other.....................................................     (1,514)       (1,278)
                                                                -------      --------
Total deferred tax assets...................................     (9,683)      (10,964)
                                                                -------      --------
Deferred tax assets valuation allowance.....................        998           998
                                                                -------      --------
Total net deferred tax liability............................      7,518         3,721
Current portion included in prepaid expenses and other......      2,857         6,721
                                                                -------      --------
Long-term deferred tax liability............................    $10,375      $ 10,442
                                                                =======      ========

     The deferred tax assets valuation allowance has been recorded to reflect the potential non-realization of certain deductible temporary differences.

     The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:

                                                                          FISCAL YEAR ENDED
                                                                --------------------------------------
                                                                             JUNE 27,       JUNE 28,
                                                                JUNE 25,       1999           1998
                                                                  2000      AS RESTATED    AS RESTATED
                                                                --------    -----------    -----------
Tax (benefit) at the U.S. statutory rate....................    $(1,788)      $(2,253)       $15,287
Non-deductible goodwill amortization........................      1,098         1,144          1,156
State taxes.................................................        (82)          162            526
Foreign sales corporation...................................       (296)         (354)          (834)
Other.......................................................        549            --            657
                                                                -------       -------        -------
Provision (benefit) for income taxes........................    $  (519)      $(1,301)       $16,792
                                                                =======       =======        =======

NOTE 7 -- RETIREMENT PLANS

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

     During the fiscal years ended June 25, 2000, June 27, 1999 and June 28, 1998, the Company made contributions of approximately $4,118, $3,241 and $3,023, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In connection with the acquisition of ATT in fiscal 1998, the Company assumed defined benefit plans for the international divisions. The following sets forth reconciliations of the projected benefit obligations (PBO) of the defined benefit plans:

                                                                      FOR THE YEAR ENDED
                                                                ------------------------------
                                                                JUNE 25, 2000    JUNE 27, 1999
                                                                -------------    -------------
Beginning balance...........................................       $22,703          $17,684
  Service cost..............................................         1,437              981
  Interest cost.............................................         1,523            1,081
  Actuarial loss (gain).....................................        (1,270)           3,741
  Other.....................................................           605              154
  Foreign currency translation..............................        (1,439)            (938)
                                                                   -------          -------
Ending balance..............................................       $23,559          $22,703
                                                                   =======          =======

     The following sets forth the reconciliations of the fair value of plan assets of the defined benefit plans:

                                                                      FOR THE YEAR ENDED
                                                                ------------------------------
                                                                JUNE 25, 2000    JUNE 27, 1999
                                                                -------------    -------------
Beginning balance...........................................       $22,076          $17,166
  Return on plan assets.....................................         1,315            3,066
  Employer contribution.....................................           701              770
  Other.....................................................          (106)             154
  Foreign currency translation..............................          (920)             920
                                                                   -------          -------
Ending balance..............................................       $23,066          $22,076
                                                                   =======          =======

     The following sets forth the funded status of the defined benefit plans as of:

                                                                JUNE 25, 2000    JUNE 27, 1999
                                                                -------------    -------------
Projected benefit obligation................................       $23,559          $22,703
Fair value of plan assets...................................        23,066           22,076
                                                                   -------          -------
Excess of projected benefit obligation over plan assets.....           493              627
Unrecognized net gain (loss)................................            30             (116)
                                                                   -------          -------
Net pension liability.......................................       $   523          $   511
                                                                   =======          =======

     The following sets forth the defined benefit pension plans' net periodic pension cost:

                                                                      FOR THE YEAR ENDED
                                                                ------------------------------
                                                                JUNE 25, 2000    JUNE 27, 1999
                                                                -------------    -------------
Service cost................................................       $ 1,437          $   981
Interest cost...............................................         1,523            1,081
Expected return on plan assets..............................        (2,071)          (1,906)
                                                                   -------          -------
Net periodic pension cost...................................       $   889          $   156
                                                                   =======          =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The weighted-average assumptions used to determine the PBO are as follows:

                                                                FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                                                  JUNE 25, 2000         JUNE 27, 1999
                                                                ------------------    ------------------
Discount rate...............................................          6.75%                 6.0%
Expected return on plan assets..............................           8.5%                 8.5%
Rate of compensation increase...............................           4.0%                 4.0%

NOTE 8 -- STOCK OPTION PLANS

     The Company has three stock option plans: the 1994 Employee Stock Option Plan (Employee Plan), the 1994 Directors Non-Qualified Stock Option Plan (Directors Plan) and the 1996 Long-Term Incentive Plan (LTIP Plan).

     The Employee Plan provides for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 900,000 shares of common stock may be granted under the Employee Plan. Options outstanding at June 25, 2000 entitle the holders to purchase common stock at prices ranging between $6.25 and $31.25. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

     The Directors Plan provides for the granting of options to the Company's directors, who are not employees of the Company, to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 100,000 shares of common stock may be granted under the Directors Plan. Options outstanding at June 25, 2000 entitle the holders to purchase common stock at prices ranging between $5.75 and $30.25 per share. Options outstanding become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of such date. All options granted under the Directors Plan expire ten years from the date of grant or earlier if a director leaves the board of directors of the Company.

     The LTIP Plan provides for the granting of four types of awards on a stand alone, combination, or a tandem basis, specifically, nonqualified stock options, incentive stock options, restricted shares and performance stock awards. The LTIP Plan provides for the granting of up to 600,000 shares of common stock, provided that the total number of shares with respect to which awards are granted in any one year may not exceed 100,000 shares to any individual employee, and the total number of shares with respect to which grants of restricted stock and performance stock awards are made in any year shall not exceed 50,000 shares to any individual employee. Grants to date consist only of non-qualified stock options entitling the holders to purchase common stock at prices ranging between $6.25 and $37.50. The exercise price of such non-qualified stock options is equal to the fair market value of the stock on the date of the grant. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the status of the Company's stock option plans as of June 25, 2000, June 27, 1999 and June 28, 1998, and changes during the years then ended are presented below:

                                        FISCAL 2000                FISCAL 1999                FISCAL 1998
                                   ---------------------      ---------------------      ---------------------
                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                                AVERAGE                    AVERAGE                    AVERAGE
                                                EXERCISE                   EXERCISE                   EXERCISE
                                    SHARES       PRICE         SHARES       PRICE         SHARES       PRICE
                                    ------      --------       ------      --------       ------      --------
Outstanding at beginning of
  year.........................    1,011,938     $17.43       1,013,963     $20.47         939,650     $17.58
Granted........................      449,000       7.83         252,250      15.93         236,500      29.72
Exercised......................           --         --          (8,875)     13.34         (74,887)     14.95
Forfeited......................     (132,425)     16.50        (245,400)     27.75         (87,300)     19.15
                                   ---------                  ---------                  ---------
Outstanding at end of year.....    1,328,513      14.27       1,011,938      17.43       1,013,963      20.47
                                   =========                  =========                  =========
Exercisable at end of year.....      538,384                    404,548                    206,338
                                   =========                  =========                  =========

     The following table summarizes certain information for options currently outstanding and exercisable at June 25, 2000:

                                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                          -------------------------------------------    -----------------------
                                                         WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
               RANGE OF                                     REMAINING        AVERAGE                    AVERAGE
               EXERCISE                     NUMBER         CONTRACTUAL       EXERCISE      NUMBER       EXERCISE
                PRICES                    OUTSTANDING          LIFE           PRICE      EXERCISABLE     PRICE
               --------                   -----------    ----------------    --------    -----------    --------
$5-14.................................       787,763            7             $10.36       312,184       $13.36
$15-19................................       419,250            7              16.82       176,025        17.05
$20-30................................        33,500            7              27.58        13,975        26.85
$31-38................................        88,000            7              31.96        36,200        32.11
                                           ---------                                       -------
                                           1,328,513                                       538,384
                                           =========                                       =======

PRO FORMA DISCLOSURES

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the stock options because the options were granted with an exercise price equal to the stock price on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net loss and diluted loss per common share would have changed to the pro forma amounts indicated below. Due to the adoption of the methodology prescribed by SFAS 123, the pro forma results shown below only reflect the impact of stock option awards granted in fiscal 2000 and 1999. Because future stock option awards may be granted, the pro forma impact for fiscal 2000 and 1999 is not necessarily indicative of the impact in future years.

                                                                             FISCAL
                                                                FISCAL        1999
                                                                 2000      AS RESTATED
                                                                ------     -----------
Net loss
  As reported...............................................    $(4,590)     $(5,135)
  Pro forma.................................................     (5,356)      (6,767)
Diluted loss per common share
  As reported...............................................      (0.45)       (0.51)
  Pro forma.................................................      (0.53)       (0.67)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                                   FISCAL          FISCAL
                                                                    2000            1999
                                                                   ------          ------
Expected life of options....................................      5 years         5 years
Risk-free interest rates....................................    5.68 - 6.58%    4.54 - 5.27%
Expected volatility of stock................................        54%             44%
Expected dividend yield.....................................        0.0%            0.4%

     The weighted average fair value of options granted during the years ended June 25, 2000 and June 27, 1999 was $4.24 and $6.93 per share, respectively.

NOTE 9 -- LIQUIDITY AND CAPITAL RESOURCES

     As indicated in Note 4, the Company's amended term loan and revolving credit facilities mature on July 2, 2001 (during the first quarter of the fiscal year ending June 30, 2002) and borrowings thereunder of approximately $119,188 are presented as long-term debt in the accompanying June 25, 2000 consolidated balance sheet. However, given the July 2, 2001 maturity date, such borrowings will be presented within current liabilities in the Company's September 24, 2000 consolidated balance sheet to be included in the Company's September 24, 2000 Form 10-Q.

     The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and expects to complete such refinancing prior to July 2, 2001, although there can be no assurance that such refinancing will be completed by this date. The Company has also implemented other cash management initiatives for fiscal 2001, including a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, accelerated payment terms from customers, among other things. On a longer term basis, the Company has engaged an investment banking firm to develop a program for divestiture of one or more business units. This program was initiated in the first quarter of fiscal 2001.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At June 25, 2000, future minimum lease payments under noncancelable operating leases were as follows:

                     FISCAL YEAR:
                     ------------
2001..................................................    $ 7,901
2002..................................................      7,001
2003..................................................      6,221
2004..................................................      3,614
2005..................................................      2,744
2006 and thereafter...................................     13,049
                                                          -------
                                                          $40,530
                                                          =======

     Total lease expense under noncancelable operating leases was approximately $7,247, $5,881 and $7,372 for the years ended June 25, 2000, June 27, 1999 and
June 28, 1998, respectively.

     Following the Company's announcements regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least three complaints in purported class action lawsuits. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

     While it is not feasible to predict or determine the final outcome of the Securities Actions or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Actions, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

     The Company is also a party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits, when resolved, will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

NOTE 11 -- DEPENDENCE ON SIGNIFICANT CUSTOMERS

     Total net sales to a customer in the tire industry were $49,084 and total net sales to a customer in the electronics industry were $47,568 in fiscal 2000.

     No customers accounted for 10% or more of their respective total segment's sales in fiscal 1999. Total net sales to a customer in the electronics industry were $85,241 in fiscal 1998. Trade receivables recorded for significant customers at June 25, 2000 were $2,139.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                             JUNE 27,
                                                                JUNE 25,       1999
                                                                  2000      AS RESTATED
                                                                --------    -----------
ACCOUNTS RECEIVABLE
  Trade receivables.........................................    $ 62,173     $ 53,030
  Less - allowance for doubtful accounts....................       3,249        3,024
                                                                --------     --------
                                                                $ 58,924     $ 50,006
                                                                ========     ========
INVENTORIES, NET
  Raw materials.............................................    $ 26,776     $ 21,835
  Work in process...........................................      17,236       17,919
  Finished goods............................................       8,914        9,623
                                                                --------     --------
                                                                $ 52,926     $ 49,377
                                                                ========     ========
PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment...................................    $ 73,062     $ 70,811
  Buildings and improvements................................      34,782       30,080
  Land and improvements.....................................       6,770        6,924
  Construction-in-progress..................................       1,636        2,950
                                                                --------     --------
                                                                 116,250      110,765
  Less - accumulated depreciation...........................      43,032       33,363
                                                                --------     --------
                                                                $ 73,218     $ 77,402
                                                                ========     ========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits................    $ 14,747     $ 12,291
  Accrued warranty..........................................       2,566        4,409
  Dividends on convertible preferred securities.............       5,146           --
  Other.....................................................      12,987       18,423
                                                                --------     --------
                                                                $ 35,446     $ 35,123
                                                                ========     ========

NOTE 13 -- EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     The following table represents reconciliations of income (loss) before extraordinary loss and weighted average shares outstanding between basic and diluted earnings (loss) per share for the years ended June 25, 2000, June 27, 1999 and June 28, 1998. The convertible preferred securities were antidilutive for the years ended June 25, 2000 and June 27, 1999 and have been excluded from the computation of diluted earnings per share (share data in thousands).

                                                                 FOR THE YEAR ENDED
                                  ---------------------------------------------------------------------------------
                                                                    JUNE 27, 1999                JUNE 28, 1998
                                       JUNE 25, 2000                 AS RESTATED                  AS RESTATED
                                  -----------------------      -----------------------      -----------------------
                                   LOSS BEFORE                  LOSS BEFORE                 INCOME BEFORE
                                  EXTRAORDINARY                EXTRAORDINARY                EXTRAORDINARY
                                      ITEMS        SHARES          ITEMS        SHARES          ITEMS        SHARES
                                  -------------    ------      -------------    ------      -------------    ------
Basic.........................       $(4,590)      10,107         $(5,135)      10,149         $26,885       11,297
Effect of dilutive securities:
  Mandatorily redeemable
     convertible preferred
     securities...............                                                                   3,008        1,806
  Stock options...............                                                                                  394
  Contingent issuable
     shares...................                                                                                  124
                                     -------       ------         -------       ------         -------       ------
Diluted.......................       $(4,590)      10,107         $(5,135)      10,149         $29,893       13,621
                                     =======       ======         =======       ======         =======       ======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- SPECIAL CHARGES

     During the fourth quarter of fiscal 1999, the Company recorded $13,000 of special charges. The special charges were comprised of a $9,800 charge to cost of sales reflecting additional costs and provisions for estimated losses on three large automation systems projects, a $2,500 restructuring charge described below and a $700 charge to selling, general and administrative expenses for a receivable currently being pursued in a legal action.

     The restructuring charge of $2,500 comprised severance costs associated with management changes and work force reductions, idle facility costs and non-cash asset write-downs. The costs include the shut down of one packaging manufacturing facility in July 1999. The restructuring reserve as of June 27, 1999 was fully utilized during the fiscal year ended June 25, 2000. The breakdown of the restructuring reserve was as follows:

                                           BEGINNING    CHARGES TO        AS OF        CHARGES TO        AS OF
                                            BALANCE      RESERVE      JUNE 27, 1999     RESERVE      JUNE 25, 2000
                                           ---------    ----------    -------------    ----------    -------------
Severance costs........................     $1,749        $(256)         $1,493         $(1,493)          $--
Idle facility costs....................        390         (126)            264            (264)           --
Asset write-downs and other............        361           --             361            (361)           --
                                            ------        -----          ------         -------           ---
                                            $2,500        $(382)         $2,118         $(2,118)          $--
                                            ======        =====          ======         =======           ===

NOTE 15 -- BUSINESS SEGMENTS

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Accordingly, segment information for fiscal 1998 has been restated to conform with the requirements of SFAS 131.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Financial information for the Company's reportable segments consisted of the following:

                                                                 FISCAL     FISCAL 1999    FISCAL 1998
                                                                  2000      AS RESTATED    AS RESTATED
                                                                 ------     -----------    -----------
NET SALES
  Automation................................................    $302,788     $299,787       $355,052
  Packaging.................................................     123,237      109,487        116,803
  Other.....................................................      38,260       32,810         47,487
                                                                --------     --------       --------
       Consolidated Total...................................    $464,285     $442,084       $519,342
                                                                ========     ========       ========
OPERATING INCOME
  Automation................................................    $ 15,366     $  5,573       $ 47,436
  Packaging.................................................         526        8,400         13,412
  Other.....................................................       3,207        1,765          3,391
  Corporate.................................................      (8,757)      (9,420)        (9,041)
                                                                --------     --------       --------
       Consolidated Total...................................    $ 10,342     $  6,318       $ 55,198
                                                                ========     ========       ========
ASSETS
  Automation................................................    $306,434     $272,816       $299,423
  Packaging.................................................     138,924      142,828        118,414
  Other.....................................................      22,022       21,325         25,170
  Corporate.................................................      13,690       16,296          8,693
                                                                --------     --------       --------
       Consolidated Total...................................    $481,070     $453,265       $451,700
                                                                ========     ========       ========
CAPITAL EXPENDITURES
  Automation................................................    $  3,757     $  3,889       $  9,441
  Packaging.................................................       2,056        9,327          3,313
  Other.....................................................          --        1,624          3,459
  Corporate.................................................         918        1,063          1,101
                                                                --------     --------       --------
       Consolidated Total...................................    $  6,731     $ 15,903       $ 17,314
                                                                ========     ========       ========
DEPRECIATION AND AMORTIZATION
  Automation................................................    $  9,181     $  9,426       $  8,714
  Packaging.................................................       4,044        3,595          2,793
  Other.....................................................       1,737        1,496          1,491
  Corporate.................................................       1,498          947            752
                                                                --------     --------       --------
       Consolidated Total...................................    $ 16,460     $ 15,464       $ 13,750
                                                                ========     ========       ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The reconciliation of segment operating income to consolidated income
(loss) before income taxes and extraordinary loss consisted of the following:

                                                                 FISCAL     FISCAL 1999    FISCAL 1998
                                                                  2000      AS RESTATED    AS RESTATED
                                                                 ------     -----------    -----------
Automation..................................................    $ 15,366      $ 5,573        $47,436
Packaging...................................................         526        8,400         13,412
                                                                --------      -------        -------
  Operating income for reportable segments..................      15,892       13,973         60,848
Operating income for immaterial businesses..................       3,207        1,765          3,391
Corporate...................................................      (8,757)      (9,420)        (9,041)
Interest expense, net.......................................     (10,305)      (7,742)        (6,509)
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary DT Capital
  Trust holding solely convertible junior subordinated
  debentures of the Company.................................      (5,146)      (5,012)        (5,012)
                                                                --------      -------        -------
Consolidated income (loss) before income taxes and
  extraordinary loss........................................    $ (5,109)     $(6,436)       $43,677
                                                                ========      =======        =======

     Financial information related to the Company's operations by geographic area consisted of the following:

                                                                 FISCAL      FISCAL      FISCAL
                                                                  2000        1999        1998
                                                                 ------      ------      ------
NET SALES
  United States.............................................    $334,099    $333,602    $357,146
  International.............................................     130,186     108,482     162,196
                                                                --------    --------    --------
     Consolidated Total.....................................    $464,285    $442,084    $519,342
                                                                ========    ========    ========
LONG-LIVED ASSETS
  United States.............................................    $ 62,284    $ 67,784    $ 59,027
  International.............................................      10,934       9,618      10,156
                                                                --------    --------    --------
     Consolidated Total.....................................    $ 73,218    $ 77,402    $ 69,183
                                                                ========    ========    ========

     Net sales are attributed to countries based on the shipping destination of products sold. Long-lived assets consist of total property, plant and equipment, net.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- RESTATEMENT

     As described in Note 1, the June 27, 1999, June 28, 1998 and June 29, 1997 financial statements have been restated. A comparison of previously reported and restated financial statements follows:

CONSOLIDATED BALANCE SHEETS

                                            JUNE 27,                      JUNE 28,                      JUNE 29,
                                              1999         JUNE 27,         1998         JUNE 28,         1997         JUNE 29,
                                          AS PREVIOUSLY      1999       AS PREVIOUSLY      1998       AS PREVIOUSLY      1997
                                            REPORTED      AS RESTATED     REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                          -------------   -----------   -------------   -----------   -------------   -----------
ASSETS
  Current assets:
    Cash................................    $ 10,487       $ 10,487       $  6,915       $  6,915       $  2,821       $  2,821
    Accounts receivable, net............      50,691         50,006         75,634         74,984         68,538         68,538
    Costs and estimated earnings in
      excess of amounts billed on
      uncompleted contracts.............      64,894         65,806         66,910         67,469         51,643         51,643
    Inventories, net....................      56,876         49,377         48,755         41,193         42,198         40,428
    Prepaid expenses and other..........      12,320         16,070          8,931          8,282          7,051          7,051
                                            --------       --------       --------       --------       --------       --------
      Total current assets..............     195,268        191,746        207,145        198,843        172,251        170,481
  Property, plant and equipment, net....      77,402         77,402         69,183         69,183         51,132         51,132
  Goodwill, net.........................     180,066        180,066        177,578        177,578        168,401        168,401
  Other assets, net.....................       4,051          4,051          6,096          6,096          3,412          3,412
                                            --------       --------       --------       --------       --------       --------
                                            $456,787       $453,265       $460,002       $451,700       $395,196       $393,426
                                            ========       ========       ========       ========       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt...    $    384       $    384       $     55       $     55       $  1,527       $  1,527
    Accounts payable....................      37,507         37,507         33,627         33,627         31,353         31,353
    Customer advances...................      15,066         15,087         13,573         12,529         11,232         11,232
    Billings in excess of costs and
      estimated earnings on uncompleted
      contracts.........................       6,837          6,837          8,218          8,218          7,172          7,172
    Accrued liabilities.................      32,418         35,123         43,232         41,391         29,986         29,861
                                            --------       --------       --------       --------       --------       --------
      Total current liabilities.........      92,212         94,938         98,705         95,820         81,270         81,145
                                            --------       --------       --------       --------       --------       --------
  Long-term debt........................     103,659        104,209         89,956         89,956         46,978         46,978
  Deferred income taxes.................       8,376         10,442          7,827          7,827          6,435          6,435
  Other long-term liabilities...........       3,400          3,400          3,455          3,455          5,246          5,246
                                            --------       --------       --------       --------       --------       --------
                                             115,435        118,051        101,238        101,238         58,659         58,659
                                            --------       --------       --------       --------       --------       --------
  Commitments and contingencies
  Company-obligated, mandatorily
    redeemable convertible preferred
    securities of subsidiary DT Capital
    Trust holding solely convertible
    junior subordinated debentures of
    the Company.........................      70,000         70,000         70,000         70,000         70,000         70,000
                                            --------       --------       --------       --------       --------       --------
  Stockholders' equity:
    Preferred stock, $0.01 par value;
      1,500,000 shares authorized; no
      shares issued and outstanding
    Common stock, $0.01 par value;
      100,000,000 shares authorized;
      10,107,274 shares issued and
      outstanding.......................         113            113            113            113            113            113
    Additional paid-in capital..........     133,348        133,348        134,608        134,608        133,370        133,370
    Retained earnings...................      77,984         68,968         80,561         74,917         51,784         50,139
    Cumulative translation adjustment...      (1,527)        (1,375)          (778)          (551)            --             --
    Less --
      Treasury stock (1,268,488, 873,000
         and 0 shares), at cost.........     (30,778)       (30,778)       (24,445)       (24,445)            --             --
                                            --------       --------       --------       --------       --------       --------
      Total stockholders' equity........     179,140        170,276        190,059        184,642        185,267        183,622
                                            --------       --------       --------       --------       --------       --------
                                            $456,787       $453,265       $460,002       $451,700       $395,196       $393,426
                                            ========       ========       ========       ========       ========       ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             FISCAL YEAR ENDED
                                          ---------------------------------------------------------------------------------------
                                            JUNE 27,                      JUNE 28,                      JUNE 29,
                                              1999         JUNE 27,         1998         JUNE 28,         1997         JUNE 29,
                                          AS PREVIOUSLY      1999       AS PREVIOUSLY      1998       AS PREVIOUSLY      1997
                                            REPORTED      AS RESTATED     REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                          -------------   -----------   -------------   -----------   -------------   -----------
Net sales...............................   $  442,084     $  442,084     $  519,342     $  519,342     $  396,110     $  396,110
Cost of sales...........................      348,487        352,526        380,126        387,515        285,044        287,150
                                           ----------     ----------     ----------     ----------     ----------     ----------
Gross profit............................       93,597         89,558        139,216        131,827        111,066        108,960
Selling, general and administrative
  expenses..............................       80,740         80,740         75,246         75,246         54,367         54,367
Restructuring charge....................        2,500          2,500             --             --             --             --
Loss on sale of assets of Knitting
  Elements division.....................           --             --          1,383          1,383             --             --
                                           ----------     ----------     ----------     ----------     ----------     ----------
Operating income........................       10,357          6,318         62,587         55,198         56,699         54,593
Interest expense, net...................        7,742          7,742          6,509          6,509         11,088         11,088
Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary DT
  Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company, at 7.16%
  per annum.............................        5,012          5,012          5,012          5,012            251            251
                                           ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) before provision for
  income taxes and extraordinary loss...       (2,397)        (6,436)        51,066         43,677         45,360         43,254
Provision (benefit) for income taxes....         (634)        (1,301)        20,182         16,792         18,979         18,518
                                           ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) before extraordinary
  loss..................................       (1,763)        (5,135)        30,884         26,885         26,381         24,736
Extraordinary loss on debt refinancing,
  net of income tax benefits of $800 and
  $216, respectively....................           --             --          1,200          1,200            324            324
                                           ----------     ----------     ----------     ----------     ----------     ----------
Net income (loss).......................   $   (1,763)    $   (5,135)    $   29,684     $   25,685     $   26,057     $   24,412
                                           ==========     ==========     ==========     ==========     ==========     ==========
Basic earnings per common share:
  Income (loss) before extraordinary
    loss................................   $    (0.17)    $    (0.51)    $     2.73     $     2.38     $     2.55     $     2.40
  Extraordinary loss....................           --             --           0.10           0.11           0.03           0.03
                                           ----------     ----------     ----------     ----------     ----------     ----------
  Net income (loss).....................   $    (0.17)    $    (0.51)    $     2.63           2.27     $     2.52     $     2.37
                                           ==========     ==========     ==========     ==========     ==========     ==========
Diluted earnings per common share:
  Income (loss) before extraordinary
    loss................................   $    (0.17)    $    (0.51)    $     2.49     $     2.19     $     2.41     $     2.26
  Extraordinary loss....................           --             --           0.09           0.09           0.03           0.03
                                           ----------     ----------     ----------     ----------     ----------     ----------
  Net income (loss).....................   $    (0.17)    $    (0.51)    $     2.40     $     2.10     $     2.38     $     2.23
                                           ==========     ==========     ==========     ==========     ==========     ==========
Weighted average common shares
  outstanding:
  Basic.................................   10,149,215     10,149,215     11,297,409     11,297,409     10,349,444     10,349,444
  Diluted...............................   10,181,800     10,149,215     13,621,481     13,621,481     11,022,080     11,022,080
                                           ==========     ==========     ==========     ==========     ==========     ==========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     As described in Note 1, the unaudited quarterly information for the three months ended September 26, 1999, December 26, 1999 and March 26, 2000 and for the interim periods in the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 have been restated.

     Unaudited quarterly financial data for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 are as follows (in thousands, except per share data):

                             1ST QUARTER                   2ND QUARTER                   3RD QUARTER
                            AS PREVIOUSLY   1ST QUARTER   AS PREVIOUSLY   2ND QUARTER   AS PREVIOUSLY   3RD QUARTER
                              REPORTED      AS RESTATED     REPORTED      AS RESTATED     REPORTED      AS RESTATED    4TH QUARTER
                            -------------   -----------   -------------   -----------   -------------   -----------    -----------
Year ended June 25, 2000
--------------------------
Net sales.................    $100,969       $101,129       $107,982       $107,982       $121,895       $121,995       $133,179
Cost of sales.............      78,086         81,078         82,835         85,588         93,263         95,958        111,467
Gross profit..............      22,883         20,051         25,147         22,394         28,632         26,037         21,712
Operating income..........       3,037            204          5,775          3,022          8,944          6,349            767
Net income (loss).........        (338)        (2,137)           873           (887)         2,733          1,103         (2,669)
Diluted earnings (loss)
  per share...............       (0.03)         (0.21)          0.09          (0.09)          0.27           0.11          (0.26)

                             1ST QUARTER                   2ND QUARTER                   3RD QUARTER                   4TH QUARTER
                            AS PREVIOUSLY   1ST QUARTER   AS PREVIOUSLY   2ND QUARTER   AS PREVIOUSLY   3RD QUARTER   AS PREVIOUSLY
                              REPORTED      AS RESTATED     REPORTED      AS RESTATED     REPORTED      AS RESTATED     REPORTED
                            -------------   -----------   -------------   -----------   -------------   -----------   -------------
Year ended June 27, 1999
--------------------------
Net sales.................    $112,907       $112,907       $111,627       $111,627       $104,097       $104,097       $113,453
Cost of sales.............      84,682         85,754         86,052         86,768         79,604         80,166         98,149
Gross profit..............      28,225         27,153         25,575         24,859         24,493         23,931         15,304
Operating income (loss)...       9,444          8,372          5,051          4,334          3,777          3,214         (7,915)
Net income (loss).........       3,785          3,121          1,092            647            492            143         (7,132)
Diluted earnings (loss)
  per share...............        0.37           0.31           0.11           0.06           0.05           0.01          (0.70)
Year ended June 28, 1998
--------------------------
Net sales.................    $115,764       $115,764       $132,431       $132,431       $132,561       $132,561       $138,586
Cost of sales.............      84,856         86,316         96,454         98,001         96,054         97,860        102,762
Gross profit..............      30,908         29,448         35,977         34,430         36,507         34,701         35,824
Operating income..........      13,819         12,359         16,848         15,301         15,544         15,015         16,376
Net income................       5,335          4,430          8,228          7,269          7,714          6,594          8,407
Diluted earnings per
  share...................        0.44           0.38           0.66           0.59           0.62           0.54           0.68
Year ended June 29, 1997
--------------------------
Net sales.................    $ 82,635       $ 82,635       $100,693       $100,693       $103,359       $103,359       $109,423
Cost of sales.............      59,870         60,268         73,023         73,555         73,652         74,177         78,499
Gross profit..............      22,765         22,367         27,670         27,138         29,707         29,182         30,924
Operating income..........      11,177         10,780         13,908         13,377         14,952         14,429         16,662
Net income................       4,549          4,301          6,038          5,708          7,216          6,891          8,254
Diluted earnings per
  share...................        0.48           0.45           0.58           0.54           0.61           0.58           0.69


                            4TH QUARTER
                            AS RESTATED
                            -----------
Year ended June 27, 1999
--------------------------
Net sales.................   $113,453
Cost of sales.............     99,838
Gross profit..............     13,615
Operating income (loss)...     (9,602)
Net income (loss).........     (9,046)
Diluted earnings (loss)
  per share...............      (0.89)
Year ended June 28, 1998
--------------------------
Net sales.................   $138,586
Cost of sales.............    105,338
Gross profit..............     33,248
Operating income..........     12,523
Net income................      7,392
Diluted earnings per
  share...................       0.59
Year ended June 29, 1997
--------------------------
Net sales.................   $109,423
Cost of sales.............     79,150
Gross profit..............     30,273
Operating income..........     16,007
Net income................      7,512
Diluted earnings per
  share...................       0.66

NOTICE OF ANNUAL MEETING

     The annual meeting of stockholders of DT Industries, Inc. will be held Thursday, November 9, 2000, at 10:00 a.m., at the Sheraton Hotel, 2431 North Glenstone Avenue, Springfield, Missouri 65803, (417) 831-3131.

INDEPENDENT ACCOUNTANTS

     PricewaterhouseCoopers LLP, St. Louis, Missouri

LEGAL COUNSEL

     Blackwell Sanders Peper Martin LLP, Kansas City, Missouri; Katten Muchin Zavis, Chicago, Illinois

TRANSFER AND DIVIDEND DISBURSING AGENT

     ChaseMellon Shareholder Services, L.L.C., 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660, (888) 213-0965

FORM 10-K

     A copy of the annual report on Form 10-K for the year ended June 25, 2000, as filed with the Securities and Exchange Commission, may be obtained by any stockholder of the company at no charge upon request in writing to: Dennis S. Dockins, DT Industries, Inc., Corporate Centre, Suite 2-300, 1949 E. Sunshine, Springfield, Missouri 65804.

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   3.1         Restated Certificate of Incorporation of the Registrant
               effective November 13, 1998 (filed with the Commission as
               Exhibit 3 to the Company's Quarterly Report on Form 10-Q for
               the quarter ended December 27, 1998 filed with the
               Commission on February 10, 1999 and incorporated herein by reference thereto)
   3.3         Amended and Restated By-Laws of the Registrant (filed as
               Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
               for the quarter ended December 26, 1999 filed with the
               Commission on February 9, 2000 and incorporated herein by
               reference thereto)
   4.1         Rights Agreement dated as of August 18, 1997 between DT
               Industries, Inc. and ChaseMellon Shareholder Services,
               L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's
               Form 8-K dated August 18, 1997, filed with the Commission on
               August 19, 1997 and incorporated herein by reference
               thereto). The Rights Agreement includes as Exhibit A thereto the Certificate of Designations, Preferences and Rights of
               Series A Preferred Stock of DT Industries, Inc., as Exhibit
               B thereto the Form of Rights Certificate and as Exhibit C
               thereto the Summary of Rights to Purchase Series A Preferred
               Stock
   4.2         Amendment No. 1 to the Rights Agreement by and between DT
               Industries, Inc. and ChaseMellon Shareholder Services,
               L.L.C., dated as of November 5, 1998 (filed with the
               Commission as Exhibit 10 to the Company's Quarterly Report
               on Form 10-Q for the quarter ended December 27, 1998, filed with the Commission on February 10, 1999 and incorporated
               hereby by reference thereto)
  10.1*        Purchase and Stockholder Agreement, dated September 30,
               1993, by and between Detroit Tool and Engineering Company
               and Stephen J. Gore (filed as Exhibit 10.1 to the 1994
               Registration Statement and incorporated herein by reference thereto)
  10.2*        Stock Pledge Agreement, dated September 30, 1993, by and
               between Stephen J. Gore and Detroit Tool and Engineering
               Company (filed as Exhibit 10.2 to the 1994 Registration
               Statement and incorporated herein by reference thereto)
  10.3*        $84,600 Promissory Note, dated September 30, 1993, by
               Stephen J. Gore to Detroit Tool and Engineering Company
               (filed as Exhibit 10.3 to the 1994 Registration Statement
               and incorporated herein by reference thereto)
  10.4*        Letter Agreement, dated September 30, 1993, by Stephen J.
               Gore to Detroit Tool and Engineering Company (filed as
               Exhibit 10.4 to the 1994 Registration Statement and
               incorporated herein by reference thereto)
  10.5*        Employment Agreement, dated September 19, 1990, by and
               between Detroit Tool Group, Inc. and Stephen J. Gore (filed as Exhibit 10.5 to the 1994 Registration Statement and
               incorporated herein by reference thereto)
  10.6*        Amendment to Promissory Note and Stock Pledge Agreement,
               dated March 16, 1994, by and among DT Industries, Inc., Peer
               Investors, L.P. and Stephen J. Gore (filed as Exhibit 10.6 to the 1994 Registration Statement and incorporated herein by reference thereto)
  10.7*        DT Industries, Inc. Employee Stock Option Plan (filed as
               Exhibit 10.21 to the 1994 Registration Statement and
               incorporated herein by reference thereto)
  10.8*        DT Industries, Inc. 1994 Directors Non-Qualified Stock
               Option Plan (filed as Exhibit 10.22 to the 1994 Registration
               Statement and incorporated herein by reference thereto)
  10.9         Agreement of Lease, dated April 30, 1997, between Teecan
               Properties Inc. and Kalish Canada Inc. (filed as Exhibit
               10.15 to the Company's Annual Report on Form 10-K for the
               fiscal year ended June 29, 1997 filed with the Commission on
               September 29, 1997 (the "1997 10-K") and incorporated herein by reference thereto)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.10*       Purchase and Stockholder Agreement, dated November 30, 1993, by and between Detroit Tool and Engineering Company and
               Bruce P. Erdel (filed as Exhibit 10.55 to the Company's
               Annual Report on Form 10-K for the fiscal year ended June
               26, 1994 filed with the Commission on September 23, 1994
               (the "1994 10-K") and incorporated herein by reference
               thereto)
  10.11*       Stock Pledge Agreement, dated November 30, 1993, by and
               between Bruce P. Erdel and Detroit Tool and Engineering
               Company (filed as Exhibit No. 10.56 to the 1994 10-K and
               incorporated herein by reference thereto)
  10.12*       $33,300 Promissory Note, dated November 30, 1993, by Bruce
               P. Erdel to Detroit Tool and Engineering Company (filed as
               Exhibit No. 10.57 to the 1994 10-K and incorporated herein by reference thereto)
  10.13*       Letter Agreement, dated November 30, 1993, by and between
               Bruce P. Erdel and Detroit Tool and Engineering Company
               (filed as Exhibit No. 10.58 to the 1994 10-K and
               incorporated herein by reference thereto)
  10.14*       Amendment to Promissory Note and Stock Pledge Agreement,
               dated March 16, 1994, by and among DT Industries, Inc., Peer
               Investors, L.P. and Bruce P. Erdel (filed as Exhibit No.
               10.59 to the 1994 10-K and incorporated herein by reference thereto)
  10.15        Fourth Amended and Restated Credit Facilities Agreement,
               dated July 21, 1997, among Bank of America, N.A., formerly
               NationsBank, N.A. (successor by merger to The Boatmen's
               National Bank of St. Louis), and any other persons who
               become lenders as provided therein and DT Industries, Inc.
               and the other borrowers listed on the signature pages
               thereof (filed as Exhibit 10.31 to the 1997 10-K and
               incorporated herein by reference thereto)
  10.16        First Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of December 31, 1997, among
               Bank of America, N.A., formerly NationsBank, N.A., as
               Administrative Agent, and Bank of America, N.A. and the
               other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10 to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended March 29, 1998 filed with the Commission on May 12,
               1998 and incorporated herein by reference thereto)
  10.17        Second Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of April 30, 1998, among Bank of America, N.A., formerly NationsBank, N.A., as
               Administrative Agent, and Bank of America, N.A. and the
               other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10.22 to
               the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998 filed with the Commission on September
               25, 1998 (the "1998 10-K") and incorporated herein by
               reference thereto)
  10.18        Third Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of August 26, 1998, among
               Bank of America, N.A., formerly NationsBank, N.A., as
               Administrative Agent, and Bank of America, N.A. and the
               other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10.23 to
               the 1998 10-K and incorporated herein by reference thereto)
  10.19        Fourth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of September 24, 1999, among
               Bank of America, N.A., formerly NationsBank, N.A., as
               Administrative Agent, and Bank of America, N.A. and the
               other Lenders listed therein and DT Industries, Inc., and
               the other Borrowers listed therein (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999 filed with the Commission on
               November 9, 1999 and incorporated herein by reference
               thereto)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.20        Fifth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of December 1, 1999, among
               Bank of America, N.A., formerly NationsBank, N.A., as
               Administrative Agent, and Bank of America, N.A. and the
               other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (filed as Exhibit 10 to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended December 26, 1999 filed with the Commission on
               February 9, 2000 and incorporated herein by reference
               thereto)
  10.21        Sixth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of June 26, 2000, among Bank of America, N.A., formerly NationsBank, N.A., as
               Administrative Agent, and Bank of America, N.A. and the
               other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein
  10.22        Lease dated as of February 20, 1996 by and between CityWide
               Development Corporation and Advanced Assembly Automation,
               Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996 filed with the Commission on May 3, 1996 and incorporated herein by
               reference thereto)
  10.23        Single-Tenant Industrial Business Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West
               Automation Enterprises, Inc., an Illinois corporation and
               Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant (filed as Exhibit No. 10.58 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended June 30, 1996 filed with the Commission on September
               30, 1996 (the "1996 10-K") and incorporated herein by
               reference thereto)
  10.24*       DT Industries, Inc. Amendment to 1994 Employee Stock Option
               Plan, adopted May 16, 1996 (filed as Exhibit 10.59 to the
               1996 10-K and incorporated herein by reference thereto)
  10.25*       DT Industries, Inc. Second Amendment to 1994 Employee Stock
               Option Plan, adopted September 18, 1996 (filed as Exhibit
               10.60 to the 1996 10-K and incorporated herein by reference thereto)
  10.26*       DT Industries, Inc. 1996 Long-Term Incentive Plan (filed as
               Exhibit 10.61 to the 1996 10-K and incorporated herein by
               reference thereto)
  10.27*       Employment and Noncompetition Agreement, dated August 28,
               1995, between Kalish Canada Inc. and Graham Lewis (filed as
               Exhibit No. 10.37 to the 1997 10-K and incorporated herein by reference thereto)
  10.28        Lease Agreement by and between Van Buren N. Hansford, Jr., the Stockholder and Landlord, and Hansford Manufacturing
               Corporation, the Tenant, dated as of September 30, 1996
               (filed as Exhibit 10.3 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended September 29, 1996 filed
               with the Commission on November 8, 1996 and incorporated
               herein by reference thereto)
  10.29        Amended and Restated Declaration of Trust of DT Capital
               Trust dated as of June 1, 1997 among DT Industries, Inc., as
               Sponsor, the Bank of New York, as Property Trustee, The Bank
               of New York (Delaware), as Delaware Trustee, and Stephen J.
               Gore, Bruce P. Erdel and Gregory D. Wilson, as Trustees
               (filed as Exhibit 4.2 to the Company's Registration
               Statement on Form S-3, Registration No. 333-30909, filed
               with the Commission on July 8, 1997 (the "1997 Registration
               Statement") and incorporated herein by reference thereto)
  10.30        Indenture for the 7.16% Convertible Junior Subordinated
               Deferrable Interest Debentures Due 2012 dated as of June 1,
               1997 among DT Industries, Inc. and The Bank of New York, as
               Trustee (filed as Exhibit 4.3 to the 1997 Registration
               Statement and incorporated herein by reference thereto)
  10.31        Preferred Securities Guarantee Agreement dated June 12, 1997 between DT Industries, Inc., as Guarantor, and The Bank of
               New York, as Preferred Guarantee Trustee (filed as Exhibit
               4.6 to the 1997 Registration Statement and incorporated
               herein by reference thereto)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.32        Industrial Building Lease, dated July 1991, by and between
               The Allen Group Inc. and Lucas Hartridge, Inc. (filed as
               Exhibit 10.56 to the 1997 10-K and incorporated herein by
               reference thereto)
  10.33*       DT Industries, Inc. Directors Deferred Compensation Plan
               (filed as Exhibit 10.37 to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 27, 1999 filed with the Commission on September 27, 1999 and incorporated herein by reference thereto)
  10.34*       DT Industries, Inc. Non-Qualified Deferred Compensation Plan
               (filed as Exhibit 10.38 to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 27, 1999 filed with the Commission on September 27, 1999 and incorporated herein by reference thereto)
  10.35*       First Amendment to DT Industries, Inc. Non-Qualified
               Deferred Compensation Plan
  10.36*       Separation, Consulting, Non-Competition and Release
               Agreement between John F. Logan and DT Industries, Inc.
               dated as of December 31, 1999
  21.0         Subsidiaries of the Registrant
  23.0         Consent of PricewaterhouseCoopers LLP
  24.0         Powers of Attorney
  24.1         Substitute Power of Attorney

-------------------------
* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          DT INDUSTRIES, INC.
                                          By: /s/ WAYNE W. SCHULTZ
                                            ------------------------------------
                                            Wayne W. Schultz
                                            Interim Senior Vice
                                              President -- Finance
Dated: October 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 10, 2000.

                 SIGNATURES                                            TITLE
                 ----------                                            -----

                      *                        Chairman of the Board and Interim Chief Executive
---------------------------------------------  Officer
               James J. Kerley                 (Principal Executive Officer)

                      *                        President, Chief Operating Officer and Director
---------------------------------------------
               Stephen J. Gore

            /s/ WAYNE W. SCHULTZ               Interim Senior Vice President -- Finance
---------------------------------------------  (Principal Financial and Accounting Officer)
              Wayne W. Schultz

                      *                        Director
---------------------------------------------
              William H.T. Bush

                      *                        Director
---------------------------------------------
               Charles A. Dill

                                               Director
---------------------------------------------
               Graham L. Lewis

                      *                        Director
---------------------------------------------
               Lee M. Liberman

                      *                        Director
---------------------------------------------
                John F. Logan

                      *                        Director
---------------------------------------------
               Charles Pollnow

          *By: /s/ WAYNE W. SCHULTZ
   ---------------------------------------
              Wayne W. Schultz
              Attorney-In-Fact

-------------------------
* Such signature has been affixed pursuant to the following Power of Attorney.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of DT Industries, Inc.

     Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries, referred to in our report dated October 4, 2000, except as to Note 4 which is as of October 10, 2000, appearing in this Form 10-K, also included an audit of the Financial Statement Schedule of DT Industries, Inc. listed in item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri

October 4, 2000, except for
 Note 4 to the consolidated
 financial statements which
 is as of October 10, 2000

DT INDUSTRIES, INC.

                                 SCHEDULE VIII
           RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

             COLUMN A                   COLUMN B      COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G
             --------                  ----------    ----------    ----------    ----------    --------    -----------
                                       BALANCE AT    CHARGED TO    CHARGED TO                  PURCHASE    BALANCE AT
           VALUATION AND               BEGINNING     COSTS AND       OTHER                      OF NET       END OF
         RESERVE ACCOUNTS              OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     ASSETS       PERIOD
         ----------------              ----------    ----------    ----------    ----------    --------    ----------
                                       FOR THE FISCAL YEAR ENDED JUNE 25, 2000
Deferred Tax Assets Valuation
  Allowance........................      $  998                                                              $  998
Accounts Receivable Reserve........      $3,024        $  854                      ($629)                    $3,249
                                       FOR THE FISCAL YEAR ENDED JUNE 27, 1999
Deferred Tax Assets Valuation
  Allowance........................      $  998                                                              $  998
Accounts Receivable Reserve........      $2,142        $1,321                      ($439)                    $3,024
                                       FOR THE FISCAL YEAR ENDED JUNE 28, 1998
Deferred Tax Assets Valuation
  Allowance........................      $1,029                                    ($ 31)                    $  998
Accounts Receivable Reserve........      $1,849        $  624                      ($461)        $130(1)     $2,142

(1) Reflects increase to Accounts Receivable Reserves due to acquisition of ATT and decrease due to Knitting Elements sale.