Form 10-Q/A
period 1999-09-26
DT INDUSTRIES INC
filed 2000-10-31
CIK 918999

                                FORM 10-Q/A No. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      September 26, 1999
                               -------------------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   44-0537828
------------------------------------------     ---------------------------------
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
                          Yes   X                  No
                              ------------            ------------

     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of October 29, 1999 was 10,107,274.
                  ----------------     ------------

DT INDUSTRIES, INC.

THE UNDERSIGNED REGISTRANT HEREBY AMENDS, AS AND TO THE EXTENT SET FORTH BELOW, THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999 FILED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. EXCEPT FOR ITEMS 1, 2 AND 6, AND EXHIBITS 11 AND 27, NO OTHER INFORMATION INCLUDED IN THE ORIGINAL REPORT ON FORM 10-Q IS AMENDED BY THIS AMENDMENT.

INDEX
PAGE 1


                                                                                                   Page
                                                                                                   Number
Part I       Financial Information

             Item 1.       Financial Statements (Unaudited, except as noted)

                           Consolidated Balance Sheets at September 26, 1999
                              and June 27, 1999 (Audited), as restated                                 2

                           Consolidated Statement of Operations for the three
                              months ended September 26, 1999 and September
                              27, 1998, as restated                                                    3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the three months ended September 26,
                              1999, as restated                                                        4

                           Consolidated Statement of Cash Flows for the three
                              months ended September 26, 1999 and September
                              27, 1998, as restated                                                  5-6

                           Notes to Consolidated Financial Statements                               7-16

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  17-25

Part II      Other Information

             Item 6.       Exhibits and Reports on Form 8-K                                           26

Signature

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2


                                                                                                 September 26,
                                                                                                      1999               June 27,
                                                                                                  As Restated              1999
                                                                                                (Notes 1 and 13)       As Restated
                                                                                                  (Unaudited)       (Notes 1 and 13)
                                                                                                -----------------  -----------------
ASSETS

Current assets:

     Cash and cash equivalents                                                                      $   8,367             $  10,487


     Accounts receivable, net                                                                          51,155                50,006

     Costs and estimated earnings in excess of amounts billed on
        uncompleted contracts                                                                          72,526                65,806

     Inventories, net                                                                                  55,143                49,377

     Prepaid expenses and other                                                                        13,849                16,070
                                                                                                    ---------             ---------

          Total current assets                                                                        201,040               191,746

Property, plant and equipment, net                                                                     76,692                77,402

Goodwill, net                                                                                         180,428               180,066

Other assets, net                                                                                       4,447                 4,051
                                                                                                    ---------             ---------
                                                                                                    $ 462,607             $ 453,265
                                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of long-term debt                                                              $     685             $     384


     Accounts payable                                                                                  29,483                37,507

     Customer advances                                                                                 24,570                21,924

     Accrued liabilities                                                                               35,277                35,123
                                                                                                    ---------             ---------
          Total current liabilities                                                                    90,015                94,938
                                                                                                    ---------             ---------
Long-term debt                                                                                        120,369               104,209

Deferred income taxes                                                                                  10,442                10,442

Other long-term liabilities                                                                             3,382                 3,400
                                                                                                    ---------             ---------
          Total long-term obligations                                                                 134,193               118,051
                                                                                                    ---------             ---------

Commitments and contingencies (See Note 12)

Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                                              70,000                70,000
                                                                                                    ---------             ---------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 shares outstanding
                                                                                                          113                   113

     Additional paid-in capital                                                                       133,348               133,348

     Retained earnings                                                                                 66,831                68,968

     Cumulative translation adjustment                                                                 (1,115)               (1,375)

     Less -
          Treasury stock (1,268,488 shares), at cost                                                  (30,778)              (30,778)
                                                                                                    ---------             ---------
          Total stockholders' equity                                                                  168,399               170,276
                                                                                                    ---------             ---------
                                                                                                    $ 462,607             $ 453,265
                                                                                                    =========             =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3


                                                                                                  Three Months Ended
                                                                                            September 26,          September 27,
                                                                                                1999                   1998
                                                                                             As Restated            As Restated
                                                                                          (Notes 1 and 13)       (Notes 1 and 13)
                                                                                          ------------------    --------------------
Net sales                                                                                     $    101,129          $    112,907

Cost of sales                                                                                       81,078                85,754
                                                                                              ------------          ------------
Gross profit                                                                                        20,051                27,153

Selling, general and administrative expenses                                                        19,846                18,781
                                                                                              ------------          ------------
Operating income                                                                                       205                 8,372

Interest expense                                                                                     1,798                 2,036


Dividends on Company-obligated, mandatorily redeemable
     convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior subordinated debentures of the
     Company, at 7.16% per annum                                                                     1,253                 1,253
                                                                                              ------------          ------------
Income (loss) before provision for income taxes                                                     (2,846)                5,083

Provision (benefit) for income taxes                                                                  (709)                1,962
                                                                                              ------------          ------------
Net income (loss)                                                                             $     (2,137)         $      3,121
                                                                                              ============          ============

Net earnings (loss) per common share:

     Basic                                                                                    $      (0.21)         $       0.31

     Diluted                                                                                  $      (0.21)         $       0.31
                                                                                              ============          ============

Weighted average common shares outstanding:

     Basic                                                                                      10,107,274            10,318,053
     Diluted                                                                                    10,107,274            12,413,389
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

                                                        Accumulative
                                                            other                   Additional
                                           Retained     comprehensive   Common        paid-in      Treasury
                                            earnings    income (loss)     stock       capital       stock         Total
                                           ----------- ---------------- ----------- ------------ ------------- ------------
Balance, June 27, 1999 - As Restated
   (Notes 1 and 13)                        $ 68,968    $  (1,375)       $   113     $  133,348   $  (30,778)   $   170,276


Comprehensive loss:

   Net loss (unaudited)                      (2,137)


   Foreign currency translation
(unaudited)                                                  260

      Total comprehensive loss
(unaudited)                                                                                                         (1,877)
                                           --------------------------------------------------------------------------------
Balance, September 26, 1999 - As
   Restated (Notes 1 and 13) (unaudited)   $ 66,831    $  (1,115)       $   113     $  133,348   $  (30,778)   $   168,399
                                           ================================================================================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5

                                                                                                 Three Months Ended
                                                                                        September 26,        September 27,
                                                                                             1999                 1998
                                                                                         As Restated           As Restated
                                                                                       (Notes 1 and 13)    (Notes 1 and 13)
                                                                                       -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                          $ (2,137)           $  3,121

Adjustments to reconcile net income (loss) to net cash used by operating activities:

     Depreciation                                                                             2,780               2,456

     Amortization                                                                             1,395               1,325

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                                     (1,149)             (4,985)

     Costs and earnings in excess of amounts billed                                          (6,720)             (5,770)

     Inventories                                                                             (4,056)             (2,814)

     Prepaid expenses and other                                                               2,255                 332

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

     Accounts payable                                                                        (8,025)               (895)

     Customer advances                                                                        2,512               7,409

     Accrued liabilities                                                                       (367)             (2,489)

     Other                                                                                      106                 141
                                                                                           --------            --------

     Net cash used by operating activities                                                  (13,406)             (2,169)
                                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                                    (1,750)             (5,047)

     Acquisition of C. E. King net assets                                                    (2,116)               --

     Acquisition of Scheu & Kniss net assets                                                   --               (10,352)

     Other                                                                                     (377)               --
                                                                                           --------            --------

     Net cash used by investing activities                                                   (4,243)            (15,399)
                                                                                           --------            --------


                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
(CONTINUED)
PAGE 6


                                                                                        Three Months Ended
                                                                                 September 26,        September 27,
                                                                                      1999                 1998
                                                                                  As Restated          As Restated
                                                                                (Notes 1 and 13)     (Notes 1 and 13)
                                                                                -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings from revolving loans                                           $ 15,697             $ 20,499

     Proceeds from issuance of debt                                                    --                  4,075

     Payments on borrowings                                                            (559)                 (12)

     Financing costs                                                                   (140)                --

     Payments for repurchase of stock                                                  --                 (9,646)

     Dividends                                                                         --                   (208)
                                                                                   --------             --------

     Net cash provided by financing activities                                       14,998               14,708
                                                                                   --------             --------

Effect of exchange rate changes                                                         531                  556
                                                                                   --------             --------

Net decrease in cash                                                                 (2,120)              (2,304)

Cash and cash equivalents at beginning of period                                     10,487                6,915
                                                                                   --------             --------

Cash and cash equivalents at end of period                                         $  8,367             $  4,611
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



          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7

1.      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements an notes to the consolidated financial statements included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended June 27, 1999 (to be filed as soon as practicable) and with the Company's Annual Report on Form 10-K for the fiscal year ended June
        25, 2000 filed on October 13, 2000.

        RESTATEMENT OF FINANCIAL RESULTS

        As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25, 2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation, it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

        As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated and provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000. The restated consolidated financial statements as of September 26, 1999 and June 27, 1999 and for the three months ended September 26, 1999 and September 27, 1998 have been included in the consolidated financial statements included herein.

        For the three months ended September 26, 1999, the previously reported financial statements primarily included an understatement of cost of sales by $2,992. After restating cost of sales, the Company's income tax expense decreased by $1,033. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $2,832, understate net loss by $1,799 and understate diluted loss per share by $0.18 per share.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8

         For the three months ended September 27, 1998, the previously reported financial statements included an understatement of cost of sales by $1,072. After restating cost of sales, the Company's income tax expense decreased by $408. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $1,072, net income by $664 and diluted earnings per share by $0.06 per share.

         A comparison of previously reported and restated unaudited, interim financial statements as of September 26, 1999 and June 27, 1999 and for the three months ended September 26, 1999 and September 27, 1998 are set forth in Note 13 to the consolidated financial statements included herein.

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

         In August 1998, the Company completed the acquisition of certain net assets of Scheu & Kniss, Inc. (S&K). See the consolidated financial statements and notes thereto included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended June 27, 1999 for additional information relating to this acquisition.

         The pro forma effects of the above acquisitions are not material to the Company's financial results for the three months ended September 26, 1999 and September 27, 1998.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9

4.       FINANCING

         As of September 26, 1999 and June 27, 1999, long-term debt consisted of the following:

                                                                      September 26,
                                                                          1999                June 27,
                                                                       As Restated              1999
                                                                     (Notes 1 and 13)        As Restated
                                                                       (Unaudited)        (Notes 1 and 13)
                                                                   -------------------    -----------------
         Term loan                                                 $           10,000     $         10,000
         Revolving loans                                                      103,335               86,315
         Other long-term debt                                                   7,719                8,278
                                                                   -------------------    -----------------
                                                                              121,054              104,593
         Less-current portion of long-term debt                                   685                  384
                                                                   -------------------    -----------------
                                                                   $          120,369     $        104,209
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

         As a result of the restatements of financial results described in Notes 1 and 13, the Company was in default of certain financial and other covenants provided within the senior credit agreement and another credit agreement. In October 2000, the Company amended the relevant credit agreements wherein the Company's lenders waived any and all events of default arising from the restatements and increased the interest rate on borrowings pursuant to the agreements. The overall line of credit and maturity were not amended.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10

5. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of the Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997. In conjunction with the amendment of the credit facility in September 1999 as discussed in Note 4, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $1,253 have been deferred and accrued as of September 26, 1999.

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

                                                                           Three Months Ended
                                                         September 26, 1999                  September 27, 1998
                                                            As Restated                         As Restated
                                                          (Notes 1 and 13)                    (Notes 1 and 13)
                                                   -------------------------------    ---------------------------------
                                                                         Shares                              Shares
                                                      Net loss          (in 000s)      Net income          (in 000s)
                                                   ----------------     ----------    --------------     --------------
         Basic                                     $        (2,137)       10,107      $       3,121             10,318
         Effect of dilutive securities:
            Mandatorily redeemable
            convertible preferred securities                                                    771              1,806
            Stock options                                                                                          166
            Contingent issuable shares                                                                             123
                                                   ----------------     ----------    --------------     --------------
         Diluted                                   $        (2,137)       10,107         $    3,892             12,413
                                                   ================     ==========    ==============     ==============

7.       BUSINESS SEGMENTS

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

         Financial information for the Company's reportable segments consisted of the following:


                                                                                    Three Months Ended

                                                                       September 26, 1999
                                                                          As Restated
                                                                        (Notes 1 and 13)         September 27, 1998
                                                                       -------------------      ---------------------
         Net sales
            Automation                                                 $            60,793      $              82,895
            Packaging                                                               31,869                     21,105
            Other                                                                    8,467                      8,907
                                                                       -------------------      ---------------------
               Consolidated total                                      $           101,129      $             112,907
                                                                       ===================      =====================

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12

         The reconciliation of segment operating income to consolidated income
         (loss) before income taxes consisted of the following:

                                                                                    Three Months Ended

                                                                       September 26, 1999        September 27, 1998
                                                                          As Restated               As Restated
                                                                        (Notes 1 and 13)          (Notes 1 and 13)
                                                                       -------------------      ---------------------
         Automation                                                    $              157       $               9,427
         Packaging                                                                  2,193                       1,046
                                                                       -------------------      ---------------------
            Operating income for reportable segments                                2,350                      10,473
         Operating income for immaterial business                                     223                         400
         Corporate                                                                 (2,368)                     (2,501)
         Interest expense                                                          (1,798)                     (2,036)
         Dividends on Company-obligated, mandatorily redeemable
           convertible preferred securities of subsidiary DT Capital
           Trust holding solely  convertible junior subordinated
           debentures of  the Company                                               (1,253)                    (1,253)
                                                                       -------------------      ---------------------
            Consolidated income (loss) before income taxes             $            (2,846)     $               5,083
                                                                       ===================      =====================

8.       RESTRUCTURING RESERVE

         In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2,500 associated with management changes and workforce reductions, idle facility costs and non-cash asset writedowns. The costs included the shut-down of one packaging manufacturing facility in July 1999. The breakdown of the restructuring reserve was as follows:

                                                        June 27,               Charges to            September 26,
                                                          1999                   Reserve                 1999
                                                 -----------------------    ------------------    -------------------
         Severance costs                         $               1,493      $          (649)      $           844
         Idle facility costs                                       264                 (131)                  133
         Asset writedowns and other                                361                 (117)                  244
                                                 -----------------------    ------------------    -------------------
                                                 $               2,118      $          (897)      $         1,221
                                                 =======================    ==================    ===================

         The balance of the restructuring reserve is expected to be fully utilized during fiscal 2000.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13

9.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                  September 26, 1999
                                                                      As Restated          June 27, 1999
                                                                   (Notes 1 and 13)         As Restated
                                                                      (Unaudited)         (Notes 1 and 13)
                                                                  --------------------    -----------------
         Inventories, net:
              Raw materials                                             $      21,723          $    21,835
              Work in process                                                  23,898               17,919
              Finished goods                                                    9,522                9,623
                                                                  --------------------    -----------------
                                                                        $      55,143          $    49,377
                                                                  ====================    =================
         Accrued liabilities:
              Accrued employee compensation and benefits                $      12,381          $    12,291
              Accrued warranty                                                  4,603                4,409
              Other                                                            18,293               18,423
                                                                  --------------------    -----------------
                                                                        $      35,277          $    35,123
                                                                  ====================    =================

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

10.      STOCK OPTION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                                        AVERAGE                      SHARES SUBJECT
                                                                         PRICE                          TO OPTION
                                                                ------------------------           --------------------
              Options outstanding at June 27, 1999                      $ 17.43                              1,011,938
              Options granted                                           $  6.25                                246,000
              Options exercised                                           ---                                      ---
              Options forfeited                                           ---                                      ---
                                                                                                   --------------------
              Options outstanding at September 26, 1999                 $ 15.24                              1,257,938
                                                                                                   ====================
              Exercisable at September 26, 1999                         $ 16.19                                528,287
                                                                                                   ====================

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14

12.      COMMITMENTS AND CONTINGENCIES

         Following the Company's announcements regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least five complaints in purported class action lawsuits as of October 25, 2000. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

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

         The Company is also a party to certain lawsuits involving employee matters, product liability and other matters. Management does not expect the outcome of any such litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

13.      RESTATEMENT

         As described in Note 1, the September 26, 1999 and June 27, 1999 balance sheets and unaudited interim results for the three months ended September 26, 1999 and September 27, 1998 have been restated. A comparison of previously reported and restated financial statements follows:

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS
EXCEPT PER SHARE DATA) (UNAUDITED)
PAGE 15



CONSOLIDATED BALANCE SHEETS




                                                           September 26,
                                                               1999            September 26,       June 27,
                                                          As Previously           1999               1999            June 27,
                                                             Reported          As Restated      As Previously          1999
                                                           (Unaudited)         (Unaudited)         Reported         As Restated
                                                          ---------------     --------------    ---------------    --------------
ASSETS
   Current assets:

      Cash                                                $        8,367      $        8,367    $      10,487      $       10,487
      Accounts receivable, net                                    50,751              51,155           50,891              50,006
      Costs and estimated earnings in excess of
         amounts billed on uncompleted contracts                  75,121              72,526           64,894              65,806
      Inventories, net                                            64,990              55,143           56,876              49,377
      Prepaid expenses and other                                  10,683              13,849           12,320              16,070
                                                           -------------     ---------------    -------------      --------------
           Total current assets                                  209,912             201,040          195,268             191,746
      Property, plant and equipment, net                          76,692              76,692           77,402              77,402
      Goodwill, net                                              180,428             180,428          180,066             180,066
      Other assets, net                                            4,447               4,447            4,051               4,051
                                                           -------------     ---------------    -------------      --------------
                                                           $     471,479     $       462,607    $     456,787      $      453,265
                                                           =============     ===============    =============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt                    $         685      $          685     $        384      $          384
      Accounts payable                                            29,239              29,483           37,507              37,507
      Customer advances                                           24,570              24,570           21,903              21,924
      Accrued liabilities                                         36,379              35,277           32,418              35,123
                                                           -------------     ---------------    -------------      --------------
         Total current liabilities                                90,873              90,015           92,212              94,938
                                                           -------------     ---------------    -------------      --------------
   Long-term debt                                                119,897             120,369          103,659             104,209
   Deferred income taxes                                           8,380              10,442            8,376              10,442
   Other long-term liabilities                                     3,382               3,382            3,400               3,400
                                                           -------------     ---------------    -------------      --------------
      Total long-term obligations                                131,659             134,193          115,435             118,051
                                                           -------------     ---------------    -------------      --------------
Commitments and contingencies

Company-obligated, mandatorily redeemable
   convertible preferred securities of subsidiary
   DT Capital Trust holding solely convertible
   junior subordinated debentures of the
   Company                                                        70,000              70,000           70,000              70,000
                                                           -------------     ---------------    -------------      --------------
Stockholders' equity:

   Preferred stock, $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding

   Common stock, $0.01 par value; 100,000,000
      shares authorized; 10,107,274 outstanding                      113                 113               113                113

   Additional paid-in capital                                    133,348             133,348           133,348            133,348

   Retained earnings                                              77,646              66,831            77,984             68,968

   Cumulative translation adjustment                              (1,382)             (1,115)           (1,527)            (1,375)

   Less - Treasury stock (1,268,488 shares),
      at cost                                                    (30,778)            (30,778)          (30,778)           (30,778)
                                                           -------------     ---------------     -------------      -------------

      Total stockholders' equity                                 178,947             168,399           179,140            170,276
                                                           -------------     ---------------    --------------     --------------
                                                           $     471,479     $       462,607    $      456,787     $      453,265
                                                           =============     ===============    ==============     ==============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS
EXCEPT PER SHARE DATA) (UNAUDITED)
PAGE 16


CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     Three months ended                      Three months ended

                                                             September 26,                            September 27,
                                                                1999              September 26,         1998          September 27,
                                                            As Previously             1999          As Previously         1998
                                                              Reported            As Restated        Reported         As Restated
                                                             (Unaudited)           (Unaudited)      (Unaudited)        (Unaudited)
                                                             ------------        ------------        ------------       ------------
Net sales                                                    $    100,969        $    101,129       $     112,907       $    112,907

Cost of sales                                                      78,086              81,078              84,682             85,754
                                                             ------------        ------------        ------------       ------------

Gross profit                                                       22,883              20,051              28,225             27,153

Selling, general and administrative expenses                       19,846              19,846              18,781             18,781
                                                             ------------        ------------        ------------       ------------

Operating income                                                    3,037                 205               9,444              8,372

Interest expense                                                    1,798               1,798               2,036              2,036

Dividends on Company-obligated, mandatorily
   redeemable convertible preferred securities
   of subsidiary DT Capital Trust holding solely
   convertible junior subordinated debentures of
   the Company, at 7.16% per annum                                  1,253               1,253               1,253              1,253
                                                             ------------        ------------        ------------       ------------

Income (loss) before provision for income taxes                       (14)             (2,846)              6,155              5,083

Provision (benefit) for income taxes                                  324                (709)              2,370              1,962
                                                             ------------        ------------        ------------       ------------

Net income (loss)                                            $       (338)       $     (2,137)       $      3,785       $      3,121
                                                             ============        ============        ============       ============

Net earnings (loss) per common share:

   Basic                                                     $      (0.03)       $      (0.21)       $       0.37       $       0.31


   Diluted                                                   $      (0.03)       $      (0.21)       $       0.37       $       0.31
                                                             ============        ============        ============       ============

Weighted average common shares outstanding:

   Basic                                                       10,107,274          10,107,274          10,318,053         10,318,053

   Diluted                                                     10,107,274          10,107,274          12,413,389         12,413,389
                                                             ============        ============        ============       ============

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17


GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 26, 1999 compared to the three months ended September 27, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended June 27, 1999 (to be filed as soon as practicable) and with the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000 filed on October 13, 2000.

RESTATEMENT OF FINANCIAL RESULTS

As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25,
2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation, it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the Company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

On October 4, 2000, special counsel to the Committee submitted its report to the Committee, which in turn reported to the Board of Directors on its investigation into the accounting irregularities and its findings and recommendations regarding such matters.

As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated and provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000. The restated consolidated financial statements as of September 26, 1999 and June 27, 1999 and for the three months ended September 26, 1999 and September 27, 1998 have been included in the consolidated financial statements included herein.

For the three months ended September 26, 1999, the previously reported financial statements primarily included an understatement of cost of sales by $3.0 million. After restating cost of sales, the Company's income tax expense decreased by $1.0 million. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $2.8 million, understate net loss by $1.8 million and understate diluted loss per share by $0.18 per share.

For the three months ended September 27, 1998, the previously reported financial statements included an understatement of cost of sales by $1.1 million. After restating cost of sales, the Company's income tax expense decreased by $0.4 million. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $1.1 million, net income by $0.7 million and diluted earnings per share by $0.06 per share.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18


A comparison of previously reported and restated unaudited, interim financial statements as of September 26, 1999 and June 27, 1999 and for the three months ended September 26, 1999 and September 27, 1998 are set forth in Note 13 to the consolidated financial statements included herein.

BUSINESS SEGMENTS

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

The percentage of completion method of accounting is used by the Company to recognize revenues and related costs. Under the percentage of completion method, revenues for customer contracts are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours or, for certain customer contracts, the ratio of total costs incurred to date to total estimated costs. Any revisions in the estimated total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known. For contracts not accounted for under the percentage of completion method, revenue is recognized upon shipment to unaffiliated customers.

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

In the fourth quarter of fiscal 1999, the Company recorded $10.5 million of special charges related to cost and performance issues on four automation projects. Although there has been no significant developments with these projects, the Company remains comfortable with the project-related charges and does not anticipate any additional charges related to these projects.

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results", "Market Risk" and "Year 2000 Compliance", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, possible future acquisitions that may not be complementary or additive, changes in interest rates,

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19


increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement also appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results", "Year 2000 Compliance" and "Market Risk".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:



                                                                            Three Months Ended
                                                                  September 26,            September 27,
                                                                      1999                     1998
                                                                  As Restated(1)           As Restated(1)
                                                               -------------------    ----------------------
Net sales                                                                  100.0%                100.0%

Cost of sales                                                               80.2                  76.0
                                                               -------------------    ----------------------

Gross profit                                                                19.8                  24.0

Selling, general and administrative expenses                                19.6                  16.6
                                                               -------------------    ----------------------

Operating income                                                             0.2                   7.4

Interest expense                                                             1.8                   1.8

Dividends on Company-obligated, mandatorily redeemable
convertible preferred securities of subsidiary DT Capital                    1.2                   1.1
Trust
                                                               -------------------    ----------------------

Income (loss) before provision for income taxes                             (2.8)                  4.5

Provision (benefit) for income taxes                                        (0.7)                  1.7
                                                               -------------------    ----------------------
Net income (loss)                                                          (2.1)%                  2.8%
                                                               ===================    ======================


(1)As restated. See "Restatement of Financial Results" and Notes 1 and 13 to the unaudited consolidated financial statements.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20


                THREE MONTHS ENDED SEPTEMBER 26, 1999 (RESTATED)
          COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1998 (RESTATED)

Consolidated net sales for the three months ended September 26, 1999 were $101.1 million, a decrease of $11.8 million, or 10.4%, from $112.9 million for the three months ended September 27, 1998. Net sales by segment were as follows (in millions):


                               Three Months Ended              Three Months Ended               Increase
                               September 26, 1999              September 27, 1998              (Decrease)
                            --------------------------    -----------------------------    -------------------

Automation                  $            60.8             $          82.9                  $          (22.1)

Packaging                                31.8                        21.1                               10.7

Other                                     8.5                         8.9                              (0.4)
                            --------------------------    -----------------------------    -------------------
                            $           101.1             $         112.9                  $          (11.8)
                            ==========================    =============================    ===================



Automation segment sales decreased primarily as a result of lower sales to the automotive and electronics industries. Soft order activity resulting from deferral of capital spending programs with automotive customers during the second half of fiscal 1999 resulted in revenues from the automotive industry that were significantly below those recorded during the first quarter of fiscal 1999. Sales to a significant electronics customer were also down compared to the prior year quarter primarily due to their reduction in capital spending. Additionally, sales to other industries were below prior year levels due to a general reduction in capital spending for automation systems. These decreases were partially offset by a substantial increase in revenues for build-to-print machinery for a significant tire manufacturer.

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

Gross profit decreased $7.1 million, or 26.2%, to $20.1 million for the three months ended September 26, 1999 from $27.2 million for the three months ended September 27, 1998. The gross margin decreased to 19.8% from 24.0%. The decrease primarily reflects lower gross margins in the Automation segment although the Packaging and stamping and fabrication businesses also reflected lower gross margins in the first quarter of fiscal 2000. The lower gross margins in the Automation segment resulted from the lower margins being achieved on new business and inefficiencies related to the lower utilization of manufacturing resources. Several businesses in the Packaging segment recognized lower gross margins including Kalish. These lower gross margins in the Packaging segment were partially offset by the higher Sencorp gross margin in the first quarter. Margins for the Kalish subsidiary were lower in the fiscal 2000 period primarily because of the higher mix of integrated packaging lines for which the investigation into accounting irregularities revealed lower than expected profitability. The margins on plastics processing equipment for the three months ended September 26, 1999 improved substantially from fiscal 1999 due to the early part of fiscal 1999 being adversely affected by cost overruns and inefficiencies associated with management changes and the implementation of a new core business system. Gross margins of the Company's other businesses in the Packaging segment were lower than the prior year due to the acquisition of C. E. King which produces lower priced, lower margin counters and a less favorable product mix.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21


SG&A expenses increased $1.1 million, or 5.7%, to $19.9 million for the three months ended September 26, 1999 from $18.8 million for the three months ended September 27, 1998. The increase was due primarily to the recently acquired businesses and the costs associated with the establishment of a start-up business, consisting of an advanced automation engineering group targeting the electronics and medical device markets. The Automation segment's operating costs excluding the start-up business were flat with the prior year quarter. Packaging segment operating costs increased over the same period in the prior year primarily from the timing of trade shows and other marketing activities. Corporate operating costs were down compared to the prior year as a result of cost cutting measures implemented, primarily headcount reductions, in response to the lower level of sales. Due to the lower sales and higher expenses as compared to the prior year, SG&A expenses as a percentage of consolidated net sales increased to 19.6% from 16.6%.

Operating income decreased $8.2 million, or 97.6%, to $0.2 million for the three months ended September 26,1999 from $8.4 million for the three months ended September 27, 1998, as a result of the factors noted above. The operating margin decreased to 0.2% from 7.4% in the prior year.

Interest expense decreased $0.2 million, or 11.7% to $1.8 million for the three months ended September 26, 1999. Dividends on the convertible preferred securities were $1.3 million for each of the three months ended September 26, 1999 and September 27, 1998. The dividends are currently being deferred and accrued as a result of the September 1999 amendment to the credit facility.

The provision for income taxes reflects book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net income decreased $5.2 million for the three months ended September 26, 1999 to a net loss of $2.1 million. Basic and diluted loss per share were $0.21 for the three months ended September 26, 1999 compared to basic and diluted earnings per share of $0.31 for the three months ended September 27, 1998. Basic weighted average shares outstanding for the three months ended September 26, 1999 was
10.1 million versus 10.3 million for the three months ended September 27, 1998. Diluted weighted average shares outstanding for the three months ended September 26, 1999 was 10.1 million versus 12.4 million for the three months ended September 27, 1998. The decrease is primarily due to the exclusion of the antidilutive convertible preferred securities.

LIQUIDITY AND CAPITAL RESOURCES

Non-cash operating charges less the net loss provided $2.0 million of operating cash flow for the quarter ended September 26, 1999. Net increases in working capital balances used operating cash of $15.4 million, resulting in net cash used by operating activities of $13.4 million for the quarter ended September 26, 1999. The higher working capital balances primarily reflect increased inventory and costs and earnings in excess of amounts billed and decreased accounts payable. The increase in inventory and costs and earnings in excess of amounts billed was largely in the Automation segment and resulted from the build of work in process costs on a few large projects and the continued delays on certain assembly system contracts. Accounts payable decreased from the unusually large balance at June 27, 1999 due to the efforts at that time to lower debt by extending payables and to a lesser extent due to the timing of purchases and the lower overall volume of manufacturing activity as compared to June 1999. These unfavorable changes were partially offset by moderate increases in customer advances related to the higher order activity in the first quarter.

During the three months ended September 26, 1999, the Company borrowed $15.7 million on its revolving credit facility. The funds were used primarily for working capital requirements, the acquisition of C. E. King for $2.1 million and capital expenditures of $1.8 million.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22

During the three months ended September 27, 1998, net cash used by operating activities was $2.2 million. Net income plus non-cash operating charges provided $6.9 million of operating cash flow. A net unfavorable change in working capital balances resulted in cash used of $9.1 million. The increased working capital resulted in unfavorable changes in trade receivables, inventories, costs and earnings in excess of amounts billed and accrued liabilities. Trade receivables increased due primarily to special terms negotiated on a large automotive project. Inventories increased as a result of the reduced plastics processing equipment shipments and substantial advance purchases of parts for multiple tablet presses. The increase in costs and earnings in excess of amounts billed reflects the costs built up as Automation segment projects were delayed. The decrease in accrued liabilities was caused primarily by the payment of year-end bonuses. These increases were partially offset by a favorable change in customer advances which increased as payments were received on a few large special machines projects.

During the three months ended September 27, 1998, the Company borrowed $20.5 million on its revolving credit facility and another $4.1 million through the issuance of industrial revenue bonds to finance the expansion of a packaging facility. These borrowings were used primarily to fund the acquisition of Scheu & Kniss for $10.4 million, repurchase $9.7 million of the Company's stock, finance capital expenditures of $5.0 million and fund working capital requirements.

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described above. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company as of October 5, 2000, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company demanded the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the September 26, 1999 consolidated financial statements.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

In September 1999, the Company completed an amendment to its $175 million credit facility. The total credit facility, as amended, was reduced to $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. Borrowings under the amended credit facility bore interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, matures on July 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Total borrowing availability under the amended credit facility as of September 26, 1999 was $19.2 million.

In conjunction with the amendment to the credit facility in September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures. The amended credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities will also be deferred and DTI will not declare or pay and dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $1.3 million have been deferred and accrued as of September 26, 1999.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 23

As a result of the restatements of financial results described earlier, the Company was in default of certain financial and other covenants provided within the senior credit agreement and another credit agreement. In October 2000, the Company amended the relevant credit agreements wherein the Company's lenders waived any and all events of default arising from the restatements and increased the interest rate on borrowings pursuant to the agreements. The overall line of credit and maturity were not amended.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS 133. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations. The Company holds no material derivative financial instruments at September 26, 1999.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 25

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

PART II.  OTHER INFORMATION
PAGE 26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 10 - Fourth Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of September 24, 1999, among Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, and Bank of America, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein (previously filed)

          Exhibit 11 - Statement Regarding Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule

                                  EXHIBIT INDEX

Exhibit No.       Description
   10             Fourth Amendment to Fourth Amended and Restated
                  Credit Facilities Agreement, dated as of September 24,
                  1999, among Bank of America, N.A., formerly NationsBank,
                  N.A., as Administrative Agent, and Bank of America, N.A.
                  and the other Lenders listed therein and DT Industries, Inc.
                  and the other Borrowers listed therein (previously filed)

   11             Statement Regarding Computation of Earnings Per-
                  Share

   23             Financial Data Schedule

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DT INDUSTRIES, INC.




Date:   October 31, 2000                  /s/  Wayne W. Schultz
                                     -------------------------------------------
                                                       (Signature)
                                     Wayne W. Schultz
                                     Interim Senior Vice President - Finance
                                     (Principal Financial and Accounting
                                     Officer)