Form 10-Q/A
period 1999-12-26
DT INDUSTRIES INC
filed 2000-10-31
CIK 918999

                                FORM 10-Q/A No. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                December 26, 1999
                               -------------------------------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       44-0537828
-----------------------------------             --------------------------------
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

DT INDUSTRIES, INC.

THE UNDERSIGNED REGISTRANT HEREBY AMENDS, AS AND TO THE EXTENT SET FORTH BELOW, THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999 FILED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. EXCEPT FOR ITEMS 1, 2 AND 6 AND EXHIBITS 11 AND 27, NO OTHER INFORMATION INCLUDED IN THE ORIGINAL REPORT ON FORM 10-Q IS AMENDED BY THIS AMENDMENT.

INDEX
PAGE 1

                                                                                                   Page
                                                                                                   Number

Part I       Financial Information

             Item 1.       Financial Statements (Unaudited, except as noted)

                           Consolidated Balance Sheets at December 26, 1999
                              and June 27, 1999 (Audited), as restated                                 2

                           Consolidated Statement of Operations for the three and
                              six months ended December 26, 1999 and December
                              27, 1998, as restated                                                    3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the six months ended December 26,
                              1999, as restated                                                        4

                           Consolidated Statement of Cash Flows for the six
                              months ended December 26, 1999 and December
                              27, 1998, as restated                                                  5-6

                           Notes to Consolidated Financial Statements                               7-16

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  17-26


Part II      Other Information

             Item 6.       Exhibits and Reports on Form 8-K                                           27

Signature

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2

                                                                                                   December 26,
                                                                                                      1999              June 27,
                                                                                                   As Restated            1999
                                                                                                (Notes 1 and 12)       As Restated
                                                                                                   (Unaudited)      (Notes 1 and 12)
                                                                                                ----------------    ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                                      $  17,798          $  10,487
     Accounts receivable, net                                                                          62,077             50,006
     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                                                  62,582             65,806
     Inventories, net                                                                                  52,628             49,377
     Prepaid expenses and other                                                                        12,762             16,070
                                                                                                    ---------          ---------
          Total current assets                                                                        207,847            191,746
Property, plant and equipment, net                                                                     75,455             77,402
Goodwill, net                                                                                         178,804            180,066
Other assets, net                                                                                       4,341              4,051
                                                                                                    ---------          ---------
                                                                                                    $ 466,447          $ 453,265
                                                                                                    =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                              $     686          $     384
     Accounts payable                                                                                  29,178             37,507
     Customer advances                                                                                 26,326             21,924
     Accrued liabilities                                                                               33,699             35,123
                                                                                                    ---------          ---------
          Total current liabilities                                                                    89,889             94,938
                                                                                                    ---------          ---------
Long-term debt                                                                                        125,390            104,209
Deferred income taxes                                                                                  10,442             10,442
Other long-term liabilities                                                                             3,330              3,400
                                                                                                    ---------          ---------
          Total long-term obligations                                                                 139,162            118,051
                                                                                                    ---------          ---------

Commitments and contingencies (See Note 11)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                                              70,000             70,000
                                                                                                    ---------          ---------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 shares outstanding                                                       113                113
     Additional paid-in capital                                                                       133,348            133,348
     Retained earnings                                                                                 65,944             68,968
     Cumulative translation adjustment                                                                 (1,231)            (1,375)

     Less -
          Treasury stock (1,268,488 shares), at cost                                                  (30,778)           (30,778)
                                                                                                    ---------          ---------
          Total stockholders' equity                                                                  167,396            170,276
                                                                                                    ---------          ---------
                                                                                                    $ 466,447          $ 453,265
                                                                                                    =========          =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3

                                                                   Three months ended                     Six months ended

                                                            December 26,        December 27,      December 26,        December 27,
                                                                1999                1998              1999                1998
                                                            As Restated         As Restated       As Restated         As Restated
                                                          (Notes 1 and 12)    (Notes 1 and 12)  (Notes 1 and 12)    (Notes 1 and 12)
                                                          ----------------    ----------------  ----------------    ----------------
Net sales                                                   $    107,982        $   111,627       $    209,111        $   224,534
Cost of sales                                                     85,588             86,768            166,666            172,522
                                                            ------------        -----------       ------------        -----------
Gross profit                                                      22,394             24,859             42,445             52,012
Selling, general and
   administrative expenses                                        19,372             20,524             39,218             39,305
                                                            ------------        -----------       ------------        -----------
Operating income                                                   3,022              4,335              3,227             12,707
Interest expense                                                   2,642              2,023              4,440              4,059
Dividends on Company-obligated,
   mandatorily redeemable
   convertible preferred securities
   of subsidiary DT Capital Trust
   holding solely convertible junior
   subordinated debentures of the
   Company, at 7.16% per annum                                     1,275              1,253              2,528              2,506
                                                            ------------        -----------       ------------        -----------
Income (loss) before provision for
   income taxes                                                     (895)             1,059             (3,741)             6,142
Provision (benefit) for income
   taxes                                                              (8)               412               (717)             2,374
                                                            ------------        -----------       ------------        -----------
Net income (loss)                                           $       (887)       $       647       $     (3,024)       $     3,768
                                                            ============        ===========       ============        ===========

Net earnings (loss) per common share:

   Basic                                                    $      (0.09)       $      0.06       $      (0.30)       $      0.37
   Diluted                                                  $      (0.09)       $      0.06       $      (0.30)       $      0.36
                                                            ============        ===========       ============        ===========

Weighted average common shares outstanding:

      Basic                                                   10,107,274         10,066,888         10,107,274         10,191,387
      Diluted                                                 10,107,274         10,190,146         10,107,274         10,354,495
                                                            ============        ===========       ============        ===========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 26, 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 4

                                                                          Accumulated
                                                                             other               Additional
                                                             Retained    comprehensive  Common    paid-in      Treasury
                                                             earnings    income (loss)  stock     capital       stock       Total
                                                             --------    -------------  ------   ----------    --------     -----
Balance, June 27, 1999 - As Restated
   (Notes 1 and 12)                                          $ 68,968      $(1,375)     $113     $133,348     $(30,778)    $170,276

Comprehensive loss:
   Net loss (unaudited)                                        (3,024)
   Foreign currency translation (unaudited)                                    144
      Total comprehensive loss (unaudited)                                                                                   (2,880)
                                                             --------      -------      ----     --------     --------     --------

Balance, December 26, 1999 - As Restated
   (Notes 1 and 12)  (unaudited)                             $ 65,944      $(1,231)     $113     $133,348     $(30,778)    $167,396
                                                             ========      =======      ====     ========     ========     ========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5

                                                                                                          Six Months Ended
                                                                                                   December 26,      December 27,
                                                                                                       1999              1998
                                                                                                   As Restated       As Restated
                                                                                                 (Notes 1 and 12)  (Notes 1 and 12)
                                                                                                 ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                    $ (3,024)         $  3,768

Adjustments to reconcile net income (loss) to net cash used by operating activities:

     Depreciation                                                                                       5,528             5,040
     Amortization                                                                                       2,973             2,687

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                                              (12,072)            5,554
     Costs and earnings in excess of amounts billed                                                     3,225            (7,089)
     Inventories                                                                                       (1,541)           (5,104)
     Prepaid expenses and other                                                                         4,191              (261)

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

     Accounts payable                                                                                  (8,330)           (5,113)
     Customer advances                                                                                  4,268             1,611
     Accrued liabilities                                                                               (1,945)           (1,683)
     Other                                                                                                 75               106
                                                                                                     --------          --------
     Net cash used by operating activities                                                             (6,652)             (484)
                                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                                              (3,419)           (8,543)
     Acquisition of C.E. King net assets                                                               (2,116)             --
     Acquisition of Scheu & Kniss net assets                                                             --             (10,352)
     Other                                                                                               (528)           (1,429)
                                                                                                     --------          --------
     Net cash used by investing activities                                                             (6,063)          (20,324)
                                                                                                     --------          --------

                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
(CONTINUED)
PAGE 6

                                                                                                          Six Months Ended
                                                                                                   December 26,      December 27,
                                                                                                       1999              1998
                                                                                                   As Restated       As Restated
                                                                                                 (Notes 1 and 12)  (Notes 1 and 12)
                                                                                                 ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans                                                             $ 21,385           $ 27,342
     Proceeds from issuance of debt                                                                      --                5,175
     Payments on borrowings                                                                              (396)               (98)
     Financing costs                                                                                     (993)              --
     Exercise of stock options                                                                           --                  119
     Payments for repurchase of stock                                                                    --               (9,985)
     Dividends                                                                                           --                 (410)
                                                                                                     --------           --------
     Net cash provided by financing activities                                                         19,996             22,143
                                                                                                     --------           --------
Effect of exchange rate changes                                                                            30                168
                                                                                                     --------           --------
Net increase in cash                                                                                    7,311              1,503
Cash and cash equivalents at beginning of period                                                       10,487              6,915
                                                                                                     --------           --------
Cash and cash equivalents at end of period                                                           $ 17,798           $  8,418
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

         RESTATEMENT OF FINANCIAL RESULTS

         As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25, 2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the Company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

         As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated and provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000. The restated consolidated financial statements as of December 26, 1999 and June 27, 1999 and for the three and six months ended December 26, 1999 and December 27, 1998 have been included in the consolidated financial statements included herein.

         For the three months ended December 26, 1999, the previously reported financial statements included an understatement of cost of sales by $2,753. After restating cost of sales, the Company's income tax expense decreased by $993. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $2,753, net income by $1,760 and diluted earnings per share by $0.18 per share.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8

         For the six months ended December 26, 1999, the previously reported financial statements primarily included an understatement of cost of sales by $5,745. After restating cost of sales, the Company's income tax expense decreased by $2,026. The impact of the accounting irregularities on reported operating results for the six months was to overstate gross profit and operating income by $5,585, net income by $3,559 and diluted earnings per share by $0.35 per share.

         For the three months ended December 27, 1998, the previously reported financial statements included an understatement of cost of sales by $716. After restating cost of sales, the Company's income tax expense decreased by $271. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $716, net income by $445 and diluted earnings per share by $0.05 per share.

         For the six months ended December 27, 1998, the previously reported financial statements included an understatement of cost of sales by $1,788. After restating cost of sales, the Company's income tax expense decreased by $679. The impact of the accounting irregularities on reported operating results for the six months was to overstate gross profit and operating income by $1,788, net income by $1,109 and diluted earnings per share by $0.11 per share.

         A comparison of previously reported and restated unaudited, interim financial statements as of December 26, 1999 and June 27, 1999 and for the three and six months ended December 26, 1999 and December 27, 1998 are set forth in Note 12 to the consolidated financial statements included herein.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9

4.       FINANCING

         As of December 26, 1999 and June 27, 1999, long-term debt consisted of the following:

                                                                             December 26,
                                                                                1999                  June 27,
                                                                             As Restated                1999
                                                                             (Notes 1 and 12)         As Restated
                                                                             (Unaudited)              (Notes 1 and 12)
                                                                             ----------------         ---------------
                Term loan                                                     $ 10,000                 $ 10,000
                Revolving loans                                                108,315                   86,315
                Other long-term debt                                             7,761                    8,278
                                                                             --------                  --------
                                                                               126,076                  104,593
                Less-current portion of long-term debt                             686                      384
                                                                              --------                 --------
                                                                              $125,390                 $104,209
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

         As a result of the restatements of financial results described in Notes 1 and 12, the Company was in default of certain financial and other covenants provided within the senior credit agreement and another credit agreement. In October 2000, the Company amended the relevant credit agreements wherein the Company's lenders waived any and all events of default arising from the restatements and increased the interest rate on borrowings pursuant to the agreement. The overall line of credit and maturity were not amended.

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

6.       RESTRUCTURING RESERVE

         In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2,500 associated with management changes and workforce reductions, idle facility costs and non-cash asset writedowns. The costs included the shut-down of one packaging manufacturing facility in July 1999. The breakdown of the restructuring reserve was as follows:

                                                                               Charges to
                                                     June 27, 1999               Reserve          December 26, 1999
                                                     -------------             ----------         -----------------
         Severance costs                             $       1,493             $   (1,223)        $       270
         Idle facility costs                                   264                   (203)                 61
         Asset writedowns and other                            361                   (291)                 70
                                                     -------------             ----------         -----------------
                                                     $       2,118             $   (1,717)        $       401
                                                     =============             ==========         =================

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

         Financial information for the Company's reportable segments consisted of the following:

                                                                      Three Months Ended                   Six Months Ended

                                                                                                      December 26,
                                                                                                         1999
                                                               December 26,       Dece,ber 27,        As Restated       December 27,
                                                                   1999               1998         (Notes 1 and 12)         1998
                                                               ------------       ------------       ------------       ------------
         Net sales
              Automation                                         $ 66,975           $ 73,920           $127,768           $156,816
              Packaging                                            32,109             29,122             63,977             50,228
              Other                                                 8,898              8,585             17,366             17,490
                                                                 --------           --------           --------           --------
                   Consolidated total                            $107,982           $111,627           $209,111           $224,534
                                                                 ========           ========           ========           ========

         The reconciliation of segment operating income to consolidated income
         (loss) before income taxes consisted of the following:

                                                    Three Months Ended                       Six Months Ended

                                              December 26,       December 27,        December 26,        December 27,
                                                 1999                1998                1999               1998
                                              As Restated        As Restated         As Restated         As Restated
                                            (Notes 1 and 12)   (Notes 1 and 12)   (Notes 1 and 12)     (Notes 1 and 12)
                                              ------------       ------------        ------------        ------------
         Automation                           $      2,124       $      4,414        $      2,247        $     13,741
         Packaging                                   2,300              1,506               4,383               2,378
                                              ------------       ------------        ------------        ------------
            Operating income for
               reportable segments                   4,424              5,920               6,630              16,119
         Operating income for
               immaterial businesses                   599                767                 823               1,167
         Corporate                                  (2,001)            (2,352)             (4,226)             (4,579)
         Interest expense                           (2,642)            (2,023)             (4,440)             (4,059)
         Dividends on Company-
            obligated, mandatorily
            redeemable convertible
            preferred securities                    (1,275)            (1,253)             (2,528)             (2,506)
                                              ------------       ------------        ------------        ------------
         Consolidated income (loss)
            before income taxes               $       (895)      $      1,059        $     (3,741)       $      6,142
                                              ============       ============        ============        ============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12


8.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                                              December 26, 1999
                                                                                                 As Restated         June 27, 1999
                                                                                              (Notes 1 and 12)        As Restated
                                                                                                 (Unaudited)       (Notes 1 and 12)
                                                                                              -----------------    -----------------
         Inventories, net:
              Raw materials                                                                      $     23,411          $   21,835
              Work in process                                                                          21,281              17,919
              Finished goods                                                                            7,936               9,623
                                                                                                 ------------          ----------
                                                                                                 $     52,628          $   49,377
                                                                                                 ============          ==========
         Accrued liabilities:
              Accrued employee compensation and benefits                                         $     12,891          $   12,291
              Accrued warranty                                                                          3,991               4,409
              Dividends on convertible preferred securities                                             2,528                --
              Other                                                                                    14,289              18,423
                                                                                                 ------------          ----------
                                                                                                 $     33,699          $   35,123
                                                                                                 ============          ==========

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

9.       STOCK OPTION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                                        AVERAGE                      SHARES SUBJECT
                                                                         PRICE                          TO OPTION
                                                                        -------                      --------------

              Options outstanding at June 27, 1999                      $ 17.43                           1,011,938
              Options granted                                           $  6.25                             246,000
              Options exercised                                             ---                                 ---
              Options forfeited                                         $ 14.88                             (29,000)
                                                                                                     --------------
              Options outstanding at December 26, 1999                  $ 15.24                           1,228,938
                                                                                                     ==============
              Exercisable at December 26, 1999                          $ 16.19                             564,483
                                                                                                     ==============

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

11.      COMMITMENTS AND CONTINGENCIES

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

12.      RESTATEMENT

         As described in Note 1, the December 26, 1999 and June 27, 1999 balance sheets as well as the unaudited interim results for the three and six months ended December 26, 1999 and December 27, 1998 have been restated. A comparison of previously reported and restated financial statements follows:

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14

CONSOLIDATED BALANCE SHEETS

                                                                      December 26,
                                                                         1999          December 26,      June 27,
                                                                     As Previously         1999            1999            June 27,
                                                                       Reported        As Restated     As Previously         1999
                                                                      (Unaudited)      (Unaudited)       Reported        As Restated
                                                                     -------------     -----------     -------------     -----------
ASSETS

   Current assets:
      Cash                                                             $  17,798        $  17,798        $  10,487        $  10,487
      Accounts receivable, net                                            61,674           62,077           50,691           50,006
      Costs and estimated earnings in excess of
         amounts billed on uncompleted contracts                          66,182           62,582           64,894           65,806
      Inventories, net                                                    63,682           52,628           56,876           49,377
      Prepaid expenses and other                                          11,349           12,762           12,320           16,070
                                                                       ---------        ---------        ---------        ---------
           Total current assets                                          220,685          207,847          195,268          191,746
      Property, plant and equipment, net                                  75,455           75,455           77,402           77,402
      Goodwill, net                                                      178,804          178,804          180,066          180,066
      Other assets, net                                                    4,341            4,341            4,051            4,051
                                                                       ---------        ---------        ---------        ---------
                                                                       $ 479,285        $ 466,447        $ 456,787        $ 453,265
                                                                       =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt                                $     686        $     686        $     384        $     384
      Accounts payable                                                    28,941           29,178           37,507           37,507
      Customer advances                                                   26,159           26,326           21,903           21,924
      Accrued liabilities                                                 35,434           33,699           32,418           35,123
                                                                       ---------        ---------        ---------        ---------
         Total current liabilities                                        91,220           89,889           92,212           94,938
                                                                       ---------        ---------        ---------        ---------
   Long-term debt                                                        124,822          125,390          103,659          104,209
   Deferred income taxes                                                  10,088           10,442            8,376           10,442
   Other long-term liabilities                                             3,330            3,330            3,400            3,400
                                                                       ---------        ---------        ---------        ---------
         Total long-term obligations                                     138,240          139,162          115,435          118,051
                                                                       ---------        ---------        ---------        ---------
Commitments and contingencies

Company-obligated, mandatorily redeemable
   convertible preferred securities of subsidiary
   DT Capital Trust holding solely convertible
   junior subordinated debentures of the
   Company                                                                70,000           70,000           70,000           70,000
                                                                       ---------        ---------        ---------        ---------

Stockholders' equity:

   Preferred stock, $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding

   Common stock, $0.01 par value; 100,000,000
      shares authorized; 10,107,274 outstanding                              113              113              113              113
   Additional paid-in capital                                            133,348          133,348          133,348          133,348
   Retained earnings                                                      78,519           65,944           77,984           68,968
   Cumulative translation adjustment                                      (1,377)          (1,231)          (1,527)          (1,375)
   Less - Treasury stock (1,268,488 shares),
      at cost                                                            (30,778)         (30,778)         (30,778)         (30,778)
                                                                       ---------        ---------        ---------        ---------
      Total stockholders' equity                                         179,825          167,396          179,140          170,276
                                                                       ---------        ---------        ---------        ---------
                                                                       $ 479,285        $ 466,447        $ 456,787        $ 453,265
                                                                       =========        =========        =========        =========


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 15

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Three Months Ended                 Three Months Ended

                                                                 December 26,                         December 27,
                                                                    1999           December 26,           1998          December 27,
                                                                As Previously          1999           As Previously         1998
                                                                  Reported         As Restated          Reported        As Restated
                                                                 (Unaudited)       (Unaudited)         (Unaudited)      (Unaudited)
                                                                -------------      ------------       -------------     ------------
Net sales                                                        $   107,982       $    107,982        $   111,627       $   111,627
Cost of sales                                                         82,835             85,588             86,052            86,768
                                                                 -----------       ------------        -----------       -----------
Gross profit                                                          25,147             22,394             25,575            24,859
Selling, general and administrative expenses                          19,372             19,372             20,524            20,524
                                                                 -----------       ------------        -----------       -----------
Operating income                                                       5,775              3,022              5,051             4,335
Interest expense                                                       2,642              2,642              2,023             2,023
Dividends on Company-obligated, mandatorily
   redeemable convertible preferred securities
   of subsidiary DT Capital Trust holding solely
   convertible junior subordinated debentures of
   the Company, at 7.16% per annum                                     1,275              1,275              1,253             1,253
                                                                 -----------       ------------        -----------       -----------
Income (loss) before provision for income taxes                        1,858               (895)             1,775             1,059
Provision (benefit) for income taxes                                     985                 (8)               683               412
                                                                 -----------       ------------        -----------       -----------
Net income (loss)                                                $       873       $       (887)       $     1,092       $       647
                                                                 ===========       ============        ===========       ===========

Net earnings (loss) per common share:

   Basic                                                         $      0.09       $      (0.09)       $      0.11       $      0.06
   Diluted                                                       $      0.09       $      (0.09)       $      0.11       $      0.06
                                                                 ===========       ============        ===========       ===========
Weighted average common shares outstanding:

   Basic                                                          10,107,274         10,107,274         10,066,888        10,066,888
   Diluted                                                        10,119,824         10,107,274         10,190,146        10,190,146
                                                                 ===========       ============        ===========       ===========


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 16

CONSOLIDATED STATEMENT OF OPERATIONS
                                                          Six months ended                      Six months ended

                                                   December 26,                          December 27,
                                                       1999           December 26,           1998          December 27,
                                                  As Previously           1999          As Previously          1998
                                                     Reported          As Restated         Reported         As Restated
                                                    (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                  ---------------     --------------    ---------------    --------------
Net sales                                         $      208,951      $    209,111      $      224,534     $     224,534

Cost of sales                                            160,921           166,666             170,734           172,522
                                                  ---------------     --------------    ---------------    --------------

Gross profit                                              48,030            42,445              53,800            52,012

Selling, general and administrative expenses              39,218            39,218              39,305            39,305
                                                  ---------------     --------------    ---------------    --------------
Operating income                                           8,812             3,227              14,495            12,707

Interest expense                                           4,440             4,440               4,059             4,059


Dividends on Company-obligated, mandatorily
   redeemable convertible preferred securities
   of subsidiary DT Capital Trust holding solely
   convertible junior subordinated debentures of
   the Company, at 7.16% per annum                         2,528             2,528               2,506             2,506
                                                  ---------------     --------------    ---------------    --------------
Income (loss) before provision for income                  1,844            (3,741)              7,930             6,142
taxes

Provision (benefit) for income taxes                       1,309              (717)              3,053             2,374
                                                  ---------------     --------------    ---------------    --------------
Net income (loss)                                 $          535      $     (3,024)     $        4,877     $       3,768
                                                  ===============     ==============    ===============    ==============
Net earnings (loss) per common share:

   Basic                                          $         0.05      $      (0.30)     $         0.48     $        0.37

   Diluted                                        $         0.05      $      (0.30)     $         0.47     $        0.36
                                                  ===============     ==============    ===============    ==============
Weighted average common shares outstanding:

   Basic                                              10,107,274         10,107,274         10,191,387        10,191,387

   Diluted                                            10,134,038         10,107,274         10,354,495        10,354,495
                                                  ===============     ==============    ===============    ==============

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and six months ended December 26, 1999 compared to the three and six months ended December 27, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended June 27, 1999 (to be filed as soon as practicable) and the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000 filed on October 13, 2000.

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

As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated and provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000. The restated consolidated financial statements as of December 26, 1999 and June 27, 1999 and for the three and six months ended December 26, 1999 and December 27, 1998 have been included in the consolidated financial statements included herein.

For the three months ended December 26, 1998, the previously reported financial statements included an understatement of cost of sales by $2.8 million. After restating cost of sales, the Company's income tax expense decreased by $1.0 million. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $2.8 million, net income by $1.8 million and diluted earnings per share by $0.18 per share.

For the six months ended December 26, 1999, the previously reported financial statements primarily included an understatement of cost of sales by $5.7 million. After restating cost of sales, the Company's income tax expense decreased by $2.0 million. The impact of the accounting irregularities on reported operating results for the six months was to overstate gross profit and operating income by $5.6 million, net income by $3.6 million and diluted earnings per share by $0.35 per share.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18

For the three months ended December 27, 1998, the previously reported financial statements included an understatement of cost of sales by $0.7 million. After restating cost of sales, the Company's income tax expense decreased by $0.3 million. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $0.7 million, net income by $0.4 million and diluted earnings per share by $0.05 per share.

For the six months ended December 27, 1998, the previously reported financial statements included an understatement of cost of sales by $1.8 million. After restating cost of sales, the Company's income tax expense decreased by $0.7 million. The impact of the accounting irregularities on reported operating results for the six months was to overstate gross profit and operating income by $1.8 million, net income by $1.1 million and diluted earnings per share by $0.11 per share.

A comparison of previously reported and restated unaudited, interim financial statements as of December 26, 1999 and June 27, 1999 and for the three and six months ended December 26, 1999 and December 27, 1998 are set forth in Note 12 to the consolidated financial statements included herein.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results", "Market Risk" and "Year 2000 Compliance", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", and the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any forward-looking statement also appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results", "Market Risk" and "Year 2000 Compliance".


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                    Three Months Ended                       Six Months Ended

                                             December 26,        December 27,        December 26,       December 27,
                                                 1999                1998                1999               1998
                                             As Restated(1)      As Restated(1)      As Restated(1)     As Restated(1)
                                            ----------------    ---------------     ---------------    ----------------
Net sales                                          100.0%              100.0%              100.0%             100.0%

Cost of sales                                       79.3                77.7                79.7               76.8
                                            ----------------    ---------------     ---------------    ----------------

Gross profit                                        20.7                22.3                20.3               23.2

Selling, general and administrative
expenses                                            17.9                18.4                18.8               17.5
                                            ----------------    ---------------     ---------------    ----------------

Operating income                                     2.8                 3.9                 1.5                5.7

Interest expense                                     2.4                 1.8                 2.1                1.8

Dividends on Company-obligated,
mandatorily redeemable convertible
preferred securities of subsidiary DT
Capital Trust                                        1.2                 1.1                 1.2                1.1
                                            ----------------    ---------------     ---------------    ----------------
Income (loss) before provision for
income taxes                                        (0.8)                1.0                (1.8)               2.8

Provision (benefit) for income taxes                  ---                0.4                (0.3)               1.1
                                            ----------------    ---------------     ---------------    ----------------
Net income (loss)                                   (0.8)%               0.6%               (1.5)%              1.7%
                                            ----------------    ---------------     ---------------    ----------------


(1) As restated. See "Restatement of Financial Results" and Notes 1 and 12 to the unaudited consolidated financial statements.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20

                 THREE MONTHS ENDED DECEMBER 26, 1999 (RESTATED)
           COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1998 (RESTATED)

Consolidated net sales for the three months ended December 26, 1999 were $108.0 million, a decrease of $3.6 million, or 3.3%, from $111.6 million for the three months ended December 27, 1998. Net sales by segment were as follows (in millions):

                               Three Months Ended         Three Months Ended December           Increase
                                December 26, 1999                   27, 1998                   (Decrease)
                            --------------------------    -----------------------------    -------------------
     Automation             $           67.0              $            73.9                $           (6.9)

     Packaging                          32.1                           29.1                             3.0

     Other                               8.9                            8.6                             0.3
                            --------------------------    -----------------------------    -------------------
                            $          108.0              $           111.6                $           (3.6)
                            --------------------------    -----------------------------    -------------------

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

Gross profit decreased $2.5 million, or 9.9%, to $22.4 million for the three months ended December 26, 1999 from $24.9 million for the three months ended December 27, 1998. The gross margin decreased to 20.7% from 22.3%. The decrease reflects lower gross margins across all business groups. Packaging gross margins were down slightly although a significantly lower Kalish gross margin was substantially offset by the higher Sencorp gross margin in the second quarter. Margins for the Kalish subsidiary were significantly lower in the fiscal 2000 period primarily because of the higher mix of integrated packaging lines for which the investigation into accounting irregularities revealed lower than expected profitability. The margins on plastics processing equipment for the three months ended December 26, 1999 improved substantially from fiscal 1999 due to the early part of fiscal 1999 being adversely affected by cost overruns and inefficiencies associated with management changes and the implementation of a new core business system. Gross margins of the Company's other businesses in the Packaging segment were lower than the prior year from a combination of factors, including the significantly lower volume of engineering and manufacturing of tablet presses and resulting unfavorable overhead variances, the acquisition of
C. E. King which produces lower priced, lower margin counters and a less favorable product mix. The margins in the Automation segment were down slightly from the prior year primarily reflecting inefficiencies related to the lower utilization of manufacturing resources due to the decrease in sales noted above.

SG&A expenses decreased $1.1 million, or 5.6%, to $19.4 million for the three months ended December 26, 1999 from $20.5 million for the three months ended December 27, 1998. Excluding the incremental costs of approximately $0.7 million associated with newly-acquired and start-up businesses, operating expenses decreased approximately 9% from the prior year quarter. The decrease was primarily due to the restructuring and cost containment measures taken in fiscal 1999 and fiscal 2000 across all business segments and at the Corporate office. The cost cutting measures included headcount reductions and lower discretionary spending in the general and administrative and sales and marketing functions. The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisition of C.E. King in July 1999, the July 1999 start-up of an advanced automation engineering group on the West Coast targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21

product line manufactured by the Company. Due to the lower expenses as compared to the prior year, SG&A expenses as a percentage of consolidated net sales decreased to 17.9% from 18.4%.

Operating income decreased $1.3 million, or 30.3%, to $3.0 million for the three months ended December 26,1999 from $4.3 million for the three months ended December 27, 1998, as a result of the factors noted above. The operating margin decreased to 2.8% from 3.9% in the prior year.

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

Net income decreased $1.5 million to reflect a net loss of $0.9 million for the three months ended December 26, 1999 from $0.6 million of net income for the three months ended December 27, 1998. Basic and diluted loss per share were $0.09 for the three months ended December 26, 1999 compared to basic and diluted earnings per share of $0.06 for the three months ended December 27, 1998. Basic weighted average shares outstanding for each of the three months ended December 26, 1999 and December 27, 1998 were 10.1 million. Diluted weighted average shares outstanding for the three months ended December 26, 1999 were 10.1 million versus 10.2 million for the three months ended December 27, 1998.


                  SIX MONTHS ENDED DECEMBER 26, 1999 (RESTATED)
            COMPARED TO SIX MONTHS ENDED DECEMBER 27, 1998 (RESTATED)

Consolidated net sales for the six months ended December 26, 1999 were $209.1 million, a decrease of $15.4 million, or 6.9%, from $224.5 million for the six months ended December 27, 1998. Net sales by segment were as follows (in millions):

                                Six Months Ended                Six Months Ended                Increase
                                December 26, 1999              December 27, 1998               (Decrease)
                            --------------------------    -----------------------------    -------------------
     Automation             $          127.7              $           156.8                $      (29.1)

     Packaging                          64.0                           50.2                        13.8

     Other                              17.4                           17.5                        (0.1)
                            --------------------------    -----------------------------    -------------------
                            $          209.1              $           224.5                $      (15.4)
                            --------------------------    -----------------------------    -------------------

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22

Gross profit decreased $9.6 million, or 18.4%, to $42.4 million for the six months ended December 26, 1999 from $52.0 million for the six months ended December 27, 1998. The gross margin decreased to 20.3% from 23.2%. The decrease reflects lower gross margins across all business groups. Packaging gross margins were down slightly although a significantly lower Kalish gross margin was substantially offset by the higher Sencorp gross margin for the six months. Margins for the Kalish subsidiary were significantly lower in the fiscal 2000 period primarily because of the higher mix of integrated packaging lines for which the investigation into accounting irregularities revealed lower than expected profitability. The margins on plastics processing equipment for the six months ended December 26, 1999 improved substantially from fiscal 1999 due to the early part of fiscal 1999 being adversely affected by cost overruns and inefficiencies associated with management changes and the implementation of a new core business system. Gross margins of the Company's other businesses in the Packaging segment were lower than the prior year from a combination of factors, including the significantly lower volume of engineering and manufacturing of tablet presses and resulting unfavorable overhead variances, the acquisition of
C. E. King which produces lower priced, lower margin counters and a less favorable product mix. The margins in the Automation segment were down from the prior year reflecting inefficiencies related to the lower utilization of manufacturing resources, lower margins on new business and the incremental manufacturing overhead costs associated with the start-up of the advanced engineering group.

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

Operating income decreased $9.5 million, or 74.6%, to $3.2 million for the six months ended December 26,1999 from $12.7 million for the six months ended December 27, 1998, as a result of the factors noted above. The operating margin decreased to 1.5% from 5.7% in the prior year.

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

Net income decreased $6.8 million to reflect a net loss of $3.0 million for the six months ended December 26, 1999 from $3.8 million of net income for the six months ended December 27, 1998. Basic and diluted loss per share was $0.30 for the six months ended December 26, 1999 compared to basic and diluted earnings per share of $0.37 and $0.36, respectively, for the six months ended December 27, 1998. Basic weighted average shares outstanding were 10.1 million versus
10.2 million for the six months ended December 26, 1999 and December 27, 1998, respectively. Diluted weighted average shares outstanding were 10.1 million versus 10.4 million for the six months ended December 26, 1999 and December 27, 1998, respectively.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 23

LIQUIDITY AND CAPITAL RESOURCES

Non-cash operating charges less the net loss provided $5.5 million of operating cash flow for the six months ended December 26, 1999. Net increases in working capital balances used operating cash of $12.2 million, resulting in net cash used by operating activities of $6.7 million for the six months ended December 26, 1999. The higher working capital balances primarily reflect an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable, largely in the Automation segment, was primarily due to the shipment of a few large projects in the second quarter. The decrease in accounts payable reflects the unusually large balance at June 27, 1999 from the efforts at that time to lower debt by extending payables and to a lesser extent due to the timing of purchases and the lower overall volume of manufacturing activity as compared to June 1999.

During the six months ended December 26, 1999, the Company borrowed $21.4 million on its revolving credit facility. The funds were used for working capital requirements, the acquisition of C. E. King for $2.1 million, capital expenditures of $3.4 million and financing costs of $1.0 million. The Company did have a large increase in cash at December 26, 1999, the result of some significant customer payments received during the last few days of the quarter.

During the six months ended December 27, 1998, cash used to fund the net increases in working capital balances of $12.0 million offset the cash provided by net income plus non-cash operating charges of $11.5 million. The increase in working capital resulted from the unfavorable changes in costs and earnings in excess of amounts billed, inventories and trade payables, partially offset by the decrease in trade receivables. The increase in current assets was attributed to generally less favorable payment terms and delayed collections. Inventories increased primarily in the Packaging segment as the Company was building and stocking more standard packaging machines to allow for quicker deliveries. Current liabilities decreased from the June 1998 level due primarily to the decreased manufacturing activity across the Company and the timing of significant component purchases.

During the six months ended December 27, 1998, the Company borrowed $27.3 million on its revolving credit facility and raised another $5.2 million through the issuance of industrial revenue bonds to finance the expansion of a packaging facility. The funds were used primarily to finance the purchase of S&K for $10.4 million, repurchase $10.0 million of the Company's stock, fund capital expenditures of $8.5 million and pay dividends of $0.4 million.

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described above. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company as of October 5, 2000, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company demanded the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the December 26, 1999 consolidated financial statements.

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

As a result of the restatements of financial results described earlier, the Company was in default of certain financial and other covenants provided within the senior credit agreement and another credit agreement. In October 2000, the Company amended the relevant credit agreements wherein the Company's lenders waived any and all events of default arising from the restatements and increased the interest rate on borrowings pursuant to the agreement. The overall line of credit and maturity were not amended.

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

The backlog for the Automation segment at December 26, 1999 was $206.6 million, which increased $57.5 or 38.6% million from a year ago. The increase is a result of significant bookings in the second quarter primarily from the electronics and tire industries. This increase was partially offset by a lower backlog with automotive customers, reflecting a continuation of capital spending reduction and deferral in this industry through December 1999. Backlog for the Packaging segment was $37.3 million, an increase of $0.5 million over the comparable period in fiscal 1999. The increase is a result of the incremental backlog of C.
E. King, acquired in July 1999.

The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes that a majority of the orders in the backlog will be recognized as sales during the current fiscal year. The Company's backlog does have a higher level of orders for long-lead time machinery, which are expected to translate into revenues in the 2001 fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Heding Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS 133. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations. The Company holds no material derivative financial instruments at December 26, 1999.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 26

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

PART II.  OTHER INFORMATION
PAGE 27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 3.1   Amendments to By-Laws of the Company (previously filed)

                  Exhibit 3.2   Amended and Restated By-Laws of the Company (previously filed)

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

                                  EXHIBIT INDEX


Exhibit 3.1       Amendments to By-Laws of the Company (previously filed)

Exhibit 3.2       Amended and Restated By-Laws of the Company (previously filed)

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