Form 10-Q/A
period 2000-03-26
DT INDUSTRIES INC
filed 2000-10-31
CIK 918999

                               FORM 10-Q/A No. 1

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                March 26, 2000
                               -------------------------------------------------
Commission File Number:  0-23400



                              DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   44-0537828
------------------------------------------       -------------------------------
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
                                  Yes  X   No
                                     -----   -----

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 28, 2000 was 10,107,274.
                                  --------------     ----------

DT INDUSTRIES, INC.

THE UNDERSIGNED REGISTRANT HEREBY AMENDS, AS AND TO THE EXTENT SET FORTH BELOW, THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000 FILED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. EXCEPT FOR ITEMS 1, 2 AND 6 AND EXHIBITS 11 AND 27, NO OTHER INFORMATION INCLUDED IN THE ORIGINAL REPORT ON FORM 10-Q IS AMENDED BY THIS AMENDMENT.

INDEX
PAGE 1


                                                                                           Page
                                                                                           Number

Part I       Financial Information

             Item 1.       Financial Statements (Unaudited, except as noted)

                           Consolidated Balance Sheets at March 26, 2000
                              and June 27, 1999 (Audited), as restated                         2

                           Consolidated Statement of Operations for the three
                              and nine months ended March 26, 2000 and March 28,
                              1999, as restated                                                3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the nine months ended March 26, 2000,
                              as restated                                                      4

                           Consolidated Statement of Cash Flows for the nine
                              months ended March 26, 2000 and March 28, 1999,
                              as restated                                                    5-6

                           Notes to Consolidated Financial Statements                       7-16

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                          17-26


Part II      Other Information

             Item 6.       Exhibits and Reports on Form 8-K                                   27

Signature


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2


                                                                                 March 26,
                                                                                   2000                June 27,
                                                                                As Restated              1999
                                                                             (Notes 1 and 11)         As Restated
                                                                                (Unaudited)        (Notes 1 and 11)
                                                                             ------------------    -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $       7,181        $    10,487
     Accounts receivable, net                                                          70,208             50,006

     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                                  67,770             65,806

     Inventories, net                                                                  50,257             49,377
     Prepaid expenses and other                                                         9,956             16,070
                                                                             -------------------  ------------------
          Total current assets                                                        205,372            191,746

Property, plant and equipment, net                                                     73,703             77,402
Goodwill, net                                                                         177,188            180,066
Other assets, net                                                                       4,226              4,051
                                                                             ------------------    -----------------
                                                                                $     460,489        $   453,265
                                                                             ==================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                          $         684        $       384
     Accounts payable                                                                  31,402             37,507
     Customer advances                                                                 20,251             21,924
     Accrued liabilities                                                               34,844             35,123
                                                                             ------------------   ------------------
          Total current liabilities                                                    87,181             94,938
                                                                             ------------------   ------------------


Long-term debt                                                                        121,673            104,209
Deferred income taxes                                                                  10,442             10,442
Other long-term liabilities                                                             3,425              3,400
                                                                             ------------------   ------------------
          Total long-term obligations                                                 135,540            118,051
                                                                             ------------------   ------------------
Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                              70,000             70,000
                                                                             ------------------   ------------------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 shares outstanding                                      113                 113
     Additional paid-in capital                                                      133,348             133,348
     Retained earnings                                                                67,047              68,968
     Cumulative translation adjustment                                                (1,962)             (1,375)

     Less -
          Treasury stock (1,268,488 shares) at cost                                  (30,778)            (30,778)
                                                                             ------------------   ------------------
          Total stockholders' equity                                                 167,768             170,276
                                                                             ------------------   ------------------
                                                                             $       460,489         $   453,265
                                                                             ==================   ==================


   See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3




                                                  Three months ended                        Nine months ended
                                            March 26,            March 28,            March 26,            March 28,
                                               2000                 1999                2000                  1999
                                           As Restated          As Restated          As Restated          As Restated
                                         (Notes 1 and 11)     (Notes 1 and 11)      (Notes 1 and 11)    (Notes 1 and 11)
                                         ----------------     ----------------      ----------------    ----------------

Net sales                                  $   121,995         $    104,097           $    331,105      $      328,631
Cost of sales                                   95,958               80,166                262,624             252,688
                                           -----------         ------------           ------------      --------------
Gross profit                                    26,037               23,931                 68,481              75,943

Selling, general and
   administrative expenses                      19,688               20,716                 58,906              60,021
                                           -----------         ------------           ------------      --------------
Operating income                                 6,349                3,215                  9,575              15,922
Interest expense                                 2,834                1,724                  7,274               5,783


Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary
  DT Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company, at 7.16%
  per annum                                      1,298                1,253                  3,826               3,759
                                           -----------         ------------           ------------      --------------
Income (loss) before provision for
   income taxes                                  2,217                  238                 (1,525)              6,380
Provision for income taxes                       1,114                   95                    396               2,469
                                           -----------         ------------           ------------      --------------
Net income (loss)                          $     1,103          $       143           $     (1,921)     $        3,911
                                           ===========         ============           ============      ==============

Net earnings (loss) per common share:

   Basic                                   $      0.11         $       0.01           $      (0.19)     $         0.38
   Diluted                                 $      0.11         $       0.01           $      (0.19)     $         0.38
                                           ===========         ============           ============      ==============
Weighted average common shares
   outstanding:

      Basic                                 10,107,274           10,107,274             10,107,274          10,163,246
      Diluted                               10,216,318           10,111,242             10,107,274          10,254,900
                                           ===========         ============           ============      ==============



   See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 26, 2000
(DOLLARS IN THOUSANDS)
PAGE 4



                                                                 Accumulated
                                                                    other                  Additional
                                                     Retained   comprehensive    Common     paid-in      Treasury
                                                     earnings        loss         stock     capital       stock       Total
                                                     ---------- --------------- ---------- ----------- ------------ ----------

Balance, June 27, 1999 - As Restated
   (Notes 1 and 11)                                  $  68,968    $  (1,375)    $   113     $ 133,348   $ (30,778)  $ 170,276

Comprehensive loss:

   Net loss (unaudited)                                (1,921)

   Foreign currency translation (unaudited)                            (587)
      Total comprehensive loss (unaudited)
                                                                                                                      (2,508)
                                                     ---------   -----------    -------     ---------   ----------  ---------
Balance, March 26, 2000 - As Restated
   (Notes 1 and 11) (unaudited)                      $  67,047   $   (1,962)    $   113     $ 133,348   $ (30,778)  $ 167,768
                                                     =========   ===========    =======     =========   ==========  =========



   See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5




                                                                                         Nine Months Ended
                                                                                    March 26,             March 28,
                                                                                     2000                  1999
                                                                                 As Restated           As Restated
                                                                               (Notes 1 and 11)     (Notes 1 and 11)
                                                                               -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                              $       (1,921)       $        3,911

Adjustments to reconcile net income (loss) to net cash used by operating activities:

     Depreciation                                                                       8,252                 7,723

     Amortization                                                                       4,573                 4,044

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                              (20,161)                2,404

     Costs and earnings in excess of amounts billed                                    (1,966)               (8,148)

     Inventories                                                                          964                (3,992)

     Prepaid expenses and other                                                         7,069                   615

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

     Accounts payable                                                                  (6,131)               (6,902)

     Customer advances                                                                 (1,856)               (2,210)

     Accrued liabilities                                                                 (704)                 (190)

     Other                                                                                119                    74
                                                                               -----------------     ---------------
     Net cash used by operating activities                                            (11,762)               (2,671)
                                                                               -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                              (4,539)              (11,185)

     Acquisition of C.E. King net assets                                               (2,116)                    --

     Acquisition of Scheu & Kniss net assets                                               --               (10,352)

     Other                                                                               (621)               (1,429)
                                                                               -----------------     ---------------
     Net cash used by investing activities                                             (7,276)              (22,966)
                                                                               -----------------     ---------------


                                   (continued)

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
(CONTINUED)
PAGE 6


                                                                                         Nine Months Ended
                                                                                    March 26,             March 28,
                                                                                     2000                  1999
                                                                                 As Restated           As Restated
                                                                               (Notes 1 and 11)     (Notes 1 and 11)
                                                                               -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans                                       $     18,686         $     34,503

     Proceeds from issuance of debt                                                      --                5,275

     Payments on borrowings                                                            (443)                (128)


     Financing costs                                                                 (1,143)                  --


     Exercise of stock options                                                           --                  119


     Payments for repurchase of stock                                                    --               (9,985)


     Dividends                                                                           --                 (612)
                                                                               -----------------    -----------------
     Net cash provided by financing activities                                        17,100              29,172
                                                                               -----------------    -----------------
Effect of exchange rate changes                                                       (1,368)                (44)
                                                                               -----------------    -----------------
Net increase (decrease) in cash                                                       (3,306)              3,491

Cash and cash equivalents at beginning of period                                      10,487               6,915
                                                                               -----------------    -----------------
Cash and cash equivalents at end of period                                     $       7,181        $     10,406
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

         As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated and provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000.
         The restated consolidated financial statements as of March 26, 2000 and June 27, 1999 and for the three and nine months ended March 26, 2000 and March 28, 1999 have been included in the consolidated financial statements included herein.

         For the three months ended March 26, 2000, the previously reported financial statements primarily included an understatement of cost of sales by $2,695. After restating cost of sales, the Company's income tax expense decreased by $965. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $2,595, net income by $1,630 and diluted earnings per share by $0.16 per share.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8


         For the nine months ended March 26, 2000, the previously reported financial statements primarily included an understatement of cost of sales by $8,440. After restating cost of sales, the Company's income tax expense decreased by $2,992. The impact of the accounting irregularities on reported operating results for the nine months was to overstate gross profit and operating income by $8,181, net income by $5,189 and diluted earnings per share by $0.51 per share.

         For the three months ended March 28, 1999, the previously reported financial statements included an understatement of cost of sales by $562. After restating cost of sales, the Company's income tax expense decreased by $213. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $562, net income by $349 and diluted earnings per share by $0.04 per share.

         For the nine months ended March 28, 1999, the previously reported financial statements included an understatement of cost of sales by $2,350. After restating cost of sales, the Company's income tax expense decreased by $892. The impact of the accounting irregularities on reported operating results for the nine months was to overstate gross profit and operating income by $2,350, net income by $1,458 and diluted earnings per share by $0.14 per share.

         A comparison of previously reported and restated unaudited, interim financial statements as of March 26, 2000 and June 27, 1999 and for the three and nine months ended March 26, 2000 and March 28, 1999 are set forth in Note 11 to the consolidated financial statements included herein.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9


4.       FINANCING

         As of March 26, 2000 and June 27, 1999, long-term debt consisted of the following:


                                                                                    March 26,
                                                                                      2000                 June 27,
                                                                                   As Restated               1999
                                                                                (Notes 1 and 11)         As Restated
                                                                                   (Unaudited)         (Notes 1 and 11)
                                                                               ------------------     ------------------

          Term loan                                                             $        10,000        $       10,000

          Revolving loans                                                               104,643                86,315

          Other long-term debt                                                            7,714                 8,278
                                                                               ------------------     ----------------
                                                                                        122,357               104,593

          Less-current portion of long-term debt                                            684                   384
                                                                               ------------------     ----------------
                                                                                $       121,673        $      104,209
                                                                               ------------------     ----------------


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

         As a result of the restatements of financial results described in Notes 1 and 11, the Company was in default of certain financial and other covenants provided within the senior credit agreement and another credit agreement. In October 2000, the Company amended the relevant credit agreements wherein the Company's lenders waived any and all events of default arising from the restatements and increased the interest rate on borrowings pursuant to the agreements. The overall line of credit and maturity were not amended.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11


     Financial information for the Company's reportable segments consisted of the following:


                                                     Three Months Ended                      Nine Months Ended

                                             March 26,                               March 26,
                                               2000                                     2000
                                            As Restated                             As Restated
                                              (Notes 1             March 28,          (Notes 1           March 28,
                                              and 11)                1999              and 11)             1999
                                          ---------------     -----------------   ----------------     -------------


     Net sales

         Automation                       $     81,633          $     68,563       $   209,401         $     225,378

         Packaging                              30,004                27,560            93,981                77,787


         Other                                  10,358                 7,974            27,723                25,466
                                          ----------------   -------------------  ----------------    ------------------
          Consolidated total              $    121,995          $    104,097       $   331,105         $     328,631
                                          -----------------  -------------------  ----------------    ------------------


    The reconciliation of segment operating income to consolidated income (loss) before income taxes consisted of the following:

                                                      Three Months Ended                      Nine Months Ended

                                                 March 26,          March 28,            March 26,          March 28,
                                                   2000               1999                 2000               1999
                                                As Restated        As Restated          As Restated        As Restated
                                                 (Notes 1            (Notes 1            (Notes 1           (Notes 1
                                                  and 11)            and 11)              and 11)            and 11)
                                              ----------------    ---------------     ---------------    ---------------

 Automation                                   $    5,288          $  2,556            $  7,535            $ 16,185

 Packaging                                         1,881             2,820               6,263               5,309
                                              -----------------   ----------------    ----------------    --------------
     Operating income for
      reportable segments                          7,169             5,376              13,798              21,494

     Operating income for
      immaterial businesses                        1,129               432               1,951               1,599

     Corporate                                    (1,949)           (2,593)             (6,174)             (7,171)

     Interest expense                             (2,834)           (1,724)             (7,274)             (5,783)

     Dividends on Company-
      obligated, mandatorily
      redeemable convertible
      preferred securities                        (1,298)           (1,253)             (3,826)             (3,759)
                                              -----------------   -----------------   ----------------   ---------------
     Consolidated income (loss)
       before income taxes                    $    2,217          $    238            $ (1,525)           $  6,380
                                              -----------------   -----------------   ----------------    --------------

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12


7.       RESTRUCTURING RESERVE

         In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2,500 associated with management changes and workforce reductions, idle facility costs and non-cash asset write-downs. The costs included the shutdown of one packaging manufacturing facility in July 1999. The restructuring reserve at June 27, 1999 was fully utilized during the nine months ended March 26, 2000. The breakdown of the restructuring reserve was as follows:


                                                                                Charges to
                                                     June 27, 1999               Reserve            March 26, 2000
                                                 -----------------------    ------------------    -------------------


Severance costs                                   $      1,493               $      (1,493)         $           --

Idle facility costs                                        264                        (264)                     --

Asset write-downs and other                                361                        (361)                     --
                                                 -----------------------    ------------------     ------------------
                                                  $      2,118               $      (2,118)         $           --
                                                 =======================    ==================     ==================


8.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                         March 26, 2000
                                                                         As Restated         June 27, 1999
                                                                       (Notes 1 and 11)       As Restated
                                                                         (Unaudited)        (Notes 1 and 11)
                                                                       -----------------    -----------------

Inventories, net:

     Raw materials                                                        $    24,672          $    21,835

     Work in process                                                           16,378               17,919

     Finished goods                                                             9,207                9,623
                                                                       -----------------    -----------------
                                                                          $    50,257          $    49,377
                                                                       =================    =================
Accrued liabilities

     Accrued employee compensation and benefits                           $    13,380          $    12,291


     Accrued warranty                                                           3,504                4,409

     Dividends on convertible preferred securities                              3,826                   --

     Other                                                                     14,134               18,423
                                                                       ------------------   -----------------
                                                                          $    34,844          $    35,123
                                                                       =================    =================


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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13


9.       STOCK OPTION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                                 AVERAGE                 SHARES SUBJECT
                                                                  PRICE                    TO OPTION
                                                            -------------------       ---------------------

              Options outstanding at June 27, 1999               $ 17.43                   1,011,938

              Options granted                                       6.40                     261,000

              Options exercised                                      ---                         ---

              Options forfeited                                    17.16                     (92,775)
                                                                                      ---------------------
              Options outstanding at March 26, 2000                15.01                   1,180,163
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

11.      RESTATEMENT

         As described in Note 1, the March 26, 2000 and June 27, 1999 balance sheets and unaudited, interim results for the three and nine months ended March 26, 2000 and March 28, 1999 have been restated. A comparison of previously reported and restated financial statements follows:

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14

CONSOLIDATED BALANCE SHEETS


                                                         March 26,
                                                            2000             March 26,         June 27,
                                                       As Previously           2000              1999            June 27,
                                                          Reported          As Restated     As Previously          1999
                                                        (Unaudited)         (Unaudited)        Reported         As Restated
                                                       ---------------     --------------   --------------- --------------------
ASSETS

   Current assets:
      Cash                                              $     7,181         $     7,181         $    10,487         $    10,487
      Accounts receivable, net                               69,705              70,208              50,691              50,006
      Costs and estimated earnings in excess of
         amounts billed on uncompleted contracts             68,239              67,770              64,894              65,806
      Inventories, net                                       65,330              50,257              56,876              49,377
      Prepaid expenses and other                             10,590               9,956              12,320              16,070
                                                        -----------         -----------         -----------         -----------
           Total current assets                             221,045             205,372             195,268             191,746
      Property, plant and equipment, net                     73,703              73,703              77,402              77,402
      Goodwill, net                                         177,188             177,188             180,066             180,066
      Other assets, net                                       4,226               4,226               4,051               4,051
                                                        -----------         -----------         -----------         -----------
                                                        $   476,162         $   460,489         $   456,787         $   453,265
                                                        ===========         ===========         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt                 $       684         $       684         $       384         $       384
      Accounts payable                                       31,097              31,402              37,507              37,507
      Customer advances                                      19,436              20,251              21,903              21,924
      Accrued liabilities                                    38,150              34,844              32,418              35,123
                                                        -----------         -----------         -----------         -----------
         Total current liabilities                           89,367              87,181              92,212              94,938
                                                        -----------         -----------         -----------         -----------
   Long-term debt                                           121,089             121,673             103,659             104,209
   Deferred income taxes                                     10,429              10,442               8,376              10,442
   Other long-term liabilities                                3,425               3,425               3,400               3,400
                                                        -----------         -----------         -----------         -----------
         Total long-term obligations                        134,943             135,540             115,435             118,051
                                                        -----------         -----------         -----------         -----------
Commitments and contingencies

Company-obligated, mandatorily redeemable
   convertible preferred securities of
   subsidiary DT Capital Trust holding solely
   convertible junior subordinated debentures of the
   Company                                                   70,000              70,000              70,000              70,000
                                                        -----------         -----------         -----------         -----------
Stockholder's equity

   Preferred stock, $0.01 par value; 1,500,000
      shares authorized; no shares issued and
      outstanding                                               113                 113                 113                 113
   Additional paid-in capital                               133,348             133,348             133,348             133,348
   Retained earnings                                         81,252              67,047              77,984              68,968
   Cumulative translation adjustment                         (2,083)             (1,962)             (1,527)             (1,375)
   Less - Treasury stock (1,268,488 shares),
      at cost                                               (30,778)            (30,778)            (30,778)            (30,778)
                                                        -----------         -----------         -----------         -----------

      Total stockholders' equity                            181,852             167,768             179,140             170,276
                                                        -----------         -----------         -----------         -----------

                                                        $   476,162         $   460,489         $   456,787         $   453,265
                                                        ===========         ===========         ===========         ===========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 15


CONSOLIDATED STATEMENT OF OPERATIONS


                                                           Three months ended                  Three months ended

                                                    March 26,                             March 28,
                                                       2000             March 26,            1999            March 28,
                                                  As Previously           2000          As Previously          1999
                                                     Reported          As Restated         Reported         As Restated
                                                   (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
                                                  ---------------     --------------    ---------------    --------------

Net sales                                           $   121,895        $   121,995        $   104,097        $   104,097
Cost of sales                                            93,263             95,958             79,604             80,166
                                                    -----------        -----------        -----------        -----------

Gross profit                                             28,632             26,037             24,493             23,931
Selling, general and administrative expenses             19,688             19,688             20,716             20,716
                                                    -----------        -----------        -----------        -----------

Operating income                                          8,944              6,349              3,777              3,215
Interest expense                                          2,834              2,834              1,724              1,724

Dividends on Company-obligated, mandatorily
  redeemable convertible preferred
  securities of subsidiary DT Capital Trust holding
  solely convertible junior subordinated
  debentures of the Company, at 7.16% per annum           1,298              1,298              1,253              1,253
                                                    -----------        -----------        -----------        -----------

Income before provision for income taxes                  4,812              2,217                800                238

Provision for income taxes                                2,079              1,114                308                 95
                                                    -----------        -----------        -----------        -----------

Net income                                          $     2,733        $     1,103        $       492        $       143
                                                    ===========        ===========        ===========        ===========
Net earnings per common share:

   Basic                                            $      0.27        $      0.11        $      0.05        $      0.01
   Diluted                                          $      0.27        $      0.11        $      0.05        $      0.01
                                                    ===========        ===========        ===========        ===========

Weighted average common shares outstanding:

   Basic                                             10,107,274         10,107,274         10,107,274         10,107,274
   Diluted                                           10,216,318         10,216,318         10,111,242         10,111,242
                                                    ===========        ===========        ===========        ===========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 16

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Nine months ended                   Nine months ended

                                                                  March 26,                             March 28,
                                                                    2000             March 26,            1999            March 28,
                                                                As Previously           2000          As Previously          1999
                                                                  Reported          As Restated          Reported        As Restated
                                                                 (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                                 -----------        -----------        -----------       -----------
Net sales                                                        $   330,846       $    331,105        $   328,631       $   328,631
Cost of sales                                                        254,184            262,624            250,338           252,688
                                                                 -----------       ------------        -----------       -----------
Gross profit                                                          76,662             68,481             78,293            75,943
Selling, general and administrative expenses                          58,906             58,906             60,021            60,021
                                                                 -----------       ------------        -----------       -----------
Operating income                                                      17,756              9,575             18,272            15,922
Interest expense                                                       7,274              7,274              5,783             5,783
Dividends on Company-obligated, mandatorily
   redeemable convertible preferred securities
   of subsidiary DT Capital Trust holding solely
   convertible junior subordinated debentures of
   the Company, at 7.16% per annum                                     3,826              3,826              3,759             3,759
                                                                 -----------       ------------        -----------       -----------
Income (loss) before provision for income taxes                        6,656             (1,525)             8,730             6,380
Provision for income taxes                                             3,388                396              3,361             2,469
                                                                 -----------       ------------        -----------       -----------
Net income (loss)                                                $     3,268       $     (1,921)       $     5,369       $     3,911
                                                                 ===========       ============        ===========       ===========
Net earnings (loss) per common share:
   Basic                                                         $      0.32       $      (0.19)       $      0.53       $      0.38
   Diluted                                                       $      0.32       $      (0.19)       $      0.52       $      0.38
                                                                 ===========       ============        ===========       ===========

Weighted average common shares outstanding:
   Basic                                                          10,107,274         10,107,274         10,163,246        10,163,246
   Diluted                                                        10,169,335         10,107,274         10,254,900        10,254,900
                                                                 ===========       ============        ===========       ===========


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

As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated and provided in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000. The restated consolidated financial statements as of March 26, 2000 and June 27, 1999 and for the three and nine months ended March 26, 2000 and March 28, 1999 have been included in the consolidated financial statements included herein.

For the three months ended March 26, 2000, the previously reported financial statements primarily included an understatement of cost of sales by $2.7 million. After restating cost of sales, the Company's income tax expense decreased by $1.0 million. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $2.6 million, net income by $1.6 million and diluted earnings per share by $0.16 per share.

For the nine months ended March 26, 2000, the previously reported financial statements primarily included an understatement of cost of sales by $8.4 million. After restating cost of sales, the Company's income tax expense decreased by $3.0 million. The impact of the accounting irregularities on reported operating results for the nine months was to overstate gross profit and operating income by $8.2 million, net income by $5.2 million and diluted earnings per share by $0.51 per share.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18

For the three months ended March 28, 1999, the previously reported financial statements included an understatement of cost of sales by $0.6 million. After restating cost of sales, the Company's income tax expense decreased by $0.2 million. The impact of the accounting irregularities on reported operating results for the three months was to overstate gross profit and operating income by $0.6 million, net income by $0.4 million and diluted earnings per share by $0.04 per share.

For the nine months ended March 28, 1999, the previously reported financial statements included an understatement of cost of sales by $2.4 million. After restating cost of sales, the Company's income tax expense decreased by $0.9 million. The impact of the accounting irregularities on reported operating results for the nine months was to overstate gross profit and operating income by $2.4 million, net income by $1.5 million and diluted earnings per share by $0.14 per share.

A comparison of previously reported and restated unaudited, interim financial statements as of March 26, 2000 and June 27, 1999 and for the three and nine months ended March 26, 2000 and March 28, 1999 are set forth in Note 11 to the consolidated financial statements included herein.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results" and "Market Risk", includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", and the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement also appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results" and "Market Risk".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                    Three Months Ended                      Nine Months Ended

                                            March 26, 2000      March 28, 1999      March 26, 2000     March 28, 1999
                                             As Restated(1)      As Restated(1)      As Restated(1)     As Restated(1)
                                            ----------------    ---------------     ---------------    ----------------
Net sales                                          100.0%              100.0%              100.0%             100.0%
Cost of sales                                       78.7                77.0                79.3               76.9
                                            ----------------    ---------------     ---------------    ----------------
Gross profit                                        21.3                23.0                20.7               23.1
Selling, general and administrative
expenses                                            16.1                19.9                17.8               18.3
                                            ----------------    ---------------     ---------------    ----------------
Operating income                                     5.2                 3.1                 2.9                4.8
Interest expense                                     2.3                 1.7                 2.2                1.8
Dividends on Company-obligated,
mandatorily redeemable convertible
preferred securities of subsidiary DT
Capital Trust                                        1.1                 1.2                 1.2                1.1
                                            ----------------    ---------------     ---------------    ----------------
Income (loss) before provision for
income taxes                                         1.8                 0.2                (0.5)               1.9
Provision for income taxes                           0.9                 0.1                 0.1                0.7
                                            ----------------    ---------------     ---------------    ----------------
Net income (loss)                                    0.9%                0.1%               (0.6)%              1.2%
                                            ================    ===============     ===============    ================

(1) As restated. See "Restatement of Financial Results" and Notes 1 and 11 to the unaudited consolidated financial statements.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20

                  THREE MONTHS ENDED MARCH 26, 2000 (RESTATED)
            COMPARED TO THREE MONTHS ENDED MARCH 28, 1999 (RESTATED)

Consolidated net sales for the three months ended March 26, 2000 were $122.0 million, an increase of $17.9 million, or 17.2%, from $104.1 million for the three months ended March 28, 1999. Net sales by segment were as follows (in millions):

                               Three Months Ended              Three Months Ended
                                 March 26, 2000                  March 28, 1999                 Increase
                            --------------------------    -----------------------------    -------------------
     Automation                      $  81.6                 $          68.6                   $        13.0
     Packaging                          30.0                            27.6                             2.4
     Other                              10.4                             7.9                             2.5
                            --------------------------    -----------------------------    -------------------
                                     $ 122.0                 $         104.1                   $        17.9
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

Packaging segment sales increased $2.4 million, or 8.9%, primarily due to the incremental increase in sales as a result of the acquisition of C.E. King in July 1999. Significantly higher sales of plastics processing equipment were offset by lower sales of tablet presses primarily to the nutritional market.

Sales from the Company's stamping and fabrication businesses were up $2.5 million, or 29.9%, as a result of new customer sales in the light truck market and the transfer of some stamping and fabrication production previously reported in the Automation segment.

Gross profit increased $2.1 million, or 8.8%, to $26.0 million for the three months ended March 26, 2000 from $23.9 million for the three months ended March 28, 1999. The gross margin decreased to 21.3% from 23.0%. Gross margins in the Automation segment were down slightly primarily as a result of the under-utilization of certain automotive manufacturing facilities and a change in mix from higher margin duplicate systems. The Packaging segment's gross margins decreased to 25.5% from 33.6% primarily due to the significantly lower margins at the Kalish subsidiary. The previously noted investigation at Kalish revealed significant margin erosion from expected margins on packaging line integration projects. Kalish shipped a large integrated line to a large pharmaceutical company in the third quarter which was minimally profitable. This project was a significant factor in the unusually low margins in the third quarter of fiscal 2000 versus the third quarter of fiscal 1999. Margins for the Packaging segment were also lower due to a lesser extent to the acquisition of C.E. King in July 1999, which produces lower priced, lower margin tablet counting equipment, and the under-utilization at the Company's tablet press manufacturing facility. The stamping and fabrication businesses' gross margins were up significantly in the current quarter due primarily to better manufacturing overhead absorption resulting from higher production levels.

SG&A expenses decreased $1.0 million, or 5.0%, to $19.7 million for the three months ended March 26, 2000 from $20.7 million for the three months ended March 28, 1999. Excluding the incremental costs of approximately $0.9 million associated with newly-acquired and start-up businesses, operating expenses decreased approximately 9.2% from the prior year quarter. The decrease was primarily due to the restructuring and cost containment measures taken in fiscal 1999 and fiscal 2000 across all business segments and at the Corporate office. The cost cutting measures included headcount reductions and lower discretionary spending in the general and administrative and sales and marketing

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21

functions. The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisition of C.E. King in July 1999, the July 1999 start-up of an advanced automation engineering group on the West Coast targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. Due to the lower expenses and higher sales as compared to the prior year, SG&A expenses as a percentage of consolidated net sales decreased to 16.1% from 19.9%.

Operating income increased $3.1 million, or 97.5%, to $6.3 million for the three months ended March 26, 2000 from $3.2 million for the three months ended March 28, 1999, as a result of the factors noted above. The operating margin increased to 5.2% from 3.1% in the prior year.

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

Net income was $1.1 million for the three months ended March 26, 2000 versus $0.1 million for the three months ended March 28, 1999. Basic and diluted earnings per share were $0.11 for the three months ended March 26, 2000 compared to basic and diluted earnings per share of $0.01 for the three months ended March 28, 1999. Basic weighted average shares outstanding for each of the three months ended March 26, 2000 and March 28, 1999 were 10.1 million. Diluted weighted average shares outstanding for the three months ended March 26, 2000 were 10.2 million versus 10.1 million for the three months ended March 28, 1999.


                   NINE MONTHS ENDED MARCH 26, 2000 (RESTATED)
             COMPARED TO NINE MONTHS ENDED MARCH 28, 1999 (RESTATED)

Consolidated net sales for the nine months ended March 26, 2000 were $331.1 million, an increase of $2.5 million, or 0.8%, from $328.6 million for the nine months ended March 28, 1999. Net sales by segment were as follows (in millions):

                                Nine Months Ended              Nine Months Ended                Increase
                                 March 26, 2000                  March 28, 1999                (Decrease)
                            --------------------------    -----------------------------    -------------------
     Automation                     $     209.4                  $     225.4                  $     (16.0)
     Packaging                             94.0                         77.8                         16.2
     Other                                 27.7                         25.4                          2.3
                            --------------------------    -----------------------------    -------------------
                                    $     331.1                  $     328.6                  $       2.5
                            ==========================    =============================    ===================

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

Packaging segment sales increased $16.2 million, or 20.8%, reflecting a combination of significantly higher sales of plastics processing equipment, including sales of extrusion and thermoforming systems, and the incremental increase in sales as a result of the acquisition of C.E. King in July 1999 and Scheu & Kniss in August 1998. These increases were partially offset by reduced sales of tablet presses.

Sales from the Company's stamping and fabrication businesses were up $2.3 million, or 8.9%, as a result of new customer sales in the light truck market and the transfer of some stamping and fabrication production previously reported in the Automation segment.

Gross profit decreased $7.4 million, or 9.8%, to $68.5 million for the nine months ended March 26, 2000 from $75.9 million for the nine months ended March 28, 1999. The gross margin decreased to 20.7% from 23.1%. The decrease in gross margin reflects the decrease in margins in the Automation and Packaging segments. The margins in the Automation segment were down from the prior year reflecting inefficiencies related to the lower utilization of manufacturing resources, lower margins on new business and the incremental manufacturing overhead costs associated with the start-up of an advanced automation engineering group on the West Coast. Packaging gross margins were 25.0% for the nine months ended March 26, 2000 versus 29.4% for the nine months ended March 28, 1999. Margins for the Kalish subsidiary were significantly lower in the fiscal 2000 period primarily because of the higher mix of integrated packaging lines for which the investigation into accounting irregularities revealed lower than expected profitability. The margins on plastics processing equipment for the nine months ended March 26, 2000 improved from fiscal 1999 due to the early part of fiscal 1999 being adversely affected by cost overruns and inefficiencies associated with management changes and the implementation of a new core business system. Gross margins from the Company's other businesses in the Packaging segment were lower than the prior year from a combination of factors including the significantly lower volume of engineering and manufacturing of tablet presses and resulting unfavorable overhead variances, the acquisition of C. E. King which produces lower priced, lower margin counters, and a less favorable product mix.

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

Operating income decreased $6.3 million, or 39.9%, to $9.6 million for the nine months ended March 26, 2000 from $15.9 million for the nine months ended March 28, 1999, as a result of the factors noted above. The operating margin decreased to 2.9% from 4.8% in the prior year.

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

Net income decreased $5.8 million to reflect a net loss of $1.9 million for the nine months ended March 26, 2000 from net income of $3.9 million for the nine months ended March 28, 1999. Basic and diluted loss per share were $0.19 for the nine months ended March 26, 2000 compared to basic and diluted earnings per share of $0.38 for the nine months ended March 28, 1999. Basic weighted average shares outstanding were 10.1 million versus 10.2 million for the nine months ended March 26, 2000 and March 28, 1999, respectively. Diluted weighted average shares outstanding were 10.1 million versus 10.3 million for the nine months ended March 26, 2000 and March 28, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Non-cash operating charges less the net loss provided $10.9 million of operating cash flow for the nine months ended March 26, 2000. Net increases in working capital balances used operating cash of $22.7 million, resulting in net cash used by operating activities of $11.8 million for the nine months ended March 26, 2000. The increase in working capital primarily reflects unfavorable changes in accounts receivable and accounts payable. The increase in accounts receivable is unusually high due to a few large projects for which special payment terms were extended. The decrease in accounts payable reflects the unusually large balance at June 27, 1999 from the efforts at that time to lower debt by extending payables.

During the nine months ended March 26, 2000, the Company borrowed $18.7 million on its revolving credit facility. The funds were used for the acquisition of C.
E. King for $2.1 million, capital expenditures of $4.5 million, financing costs of $1.1 million, with the remaining amount used for working capital requirements.

During the nine months ended March 28, 1999, net income plus non-cash operating charges of $15.7 million primarily provided for the increase in working capital of $18.4 million. The increase in working capital primarily resulted from unfavorable changes in costs and earnings in excess of amounts billed, inventories, trade payables and customer advances. Within the Automation Group, increases in accumulated costs on projects resulted from project delays and cost overruns on a few large projects. Within the Packaging Group, inventories of plastics processing and packaging machinery increased due to the Company stocking some standard machines to facilitate quicker delivery.

During the nine months ended March 28, 1999, the Company borrowed $34.5 million on its revolving credit facility and raised another $5.3 million primarily through the issuance of industrial revenue bonds. The funds were used primarily to finance the purchase of S&K for $10.4 million, repurchase $10.0 million of the Company's stock, fund capital expenditures of $11.2 million and pay dividends of $0.6 million.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 24


In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described above. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company as of October 5, 2000, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company demanded the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the March 26, 2000 consolidated financial statements.

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

The backlog for the Automation segment at March 26, 2000 was $214.7 million, which increased $54.6 million or 34% from a year ago. The increase is a result of significant bookings primarily from the electronics and tire industries. This increase was partially offset by a lower backlog with automotive customers, reflecting a continuation of capital spending reduction and deferral in the Company's automotive markets, particularly fuel systems through March 2000. Backlog for the Packaging segment was $35.9 million, a decrease of $4.0 million, or 10.0%, over the comparable period in fiscal 1999. The decrease was partially due to the lower demand for tablet presses in the nutritional market. The decrease was partially offset by the incremental backlog of C. E. King, acquired in July 1999.

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

PAGE 27



PART II.  OTHER INFORMATION

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


                                         DT INDUSTRIES, INC.




Date:   October 31, 2000                      /s/  Wayne W. Schultz
                                         ---------------------------------------
                                                           (Signature)
                                         Wayne W. Schultz
                                         Interim Senior Vice President - Finance
                                         (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX


Exhibit 11        Statement Regarding Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule