Form 10-Q
period 2000-09-24
DT INDUSTRIES INC
filed 2000-11-08
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      September 24, 2000
                               -------------------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     44-0537828
------------------------------------------      --------------------------------
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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of November 8, 2000 was 10,107,274.
                                ----------------     ----------

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------

                                                                                                 Page
                                                                                                 Number

Part I       Financial Information

             Item 1.       Financial Statements (Unaudited)

                           Consolidated Balance Sheets at September 24, 2000
                              and June 25, 2000                                                        2

                           Consolidated Statement of Operations for the three
                              months ended September 24, 2000 and September
                              26, 1999                                                                 3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the three months ended September 24,
                              2000                                                                     4

                           Consolidated Statement of Cash Flows for the three
                              months ended September 24, 2000 and September
                              26, 1999                                                                 5

                           Notes to Consolidated Financial Statements                               6-12

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  13-19

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                                    19

Part II      Other Information

             Item 1.       Legal Proceedings                                                          20

             Item 6.       Exhibits and Reports on Form 8-K                                        20-21

Signature

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------

                                                                                 September 24,           June 25,
                                                                                      2000                 2000
                                                                                -----------------    -----------------
ASSETS

Current assets:

     Cash and cash equivalents                                                  $   9,634                 $   8,705

     Accounts receivable, net
                                                                                   55,110                    58,924
     Costs and estimated earnings in excess of amounts billed on
        uncompleted contracts                                                     104,785                    94,925

     Inventories, net                                                              56,248                    52,926

     Prepaid expenses and other                                                    16,214                    14,296
                                                                                ---------                 ---------
          Total current assets                                                    241,991                   229,776

Property, plant and equipment, net                                                 71,419                    73,218

Goodwill, net                                                                     171,843                   173,823

Other assets, net                                                                   3,906                     4,253
                                                                                ---------                 ---------
                                                                                $ 489,159                 $ 481,070
                                                                                =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of other long-term debt                                    $     700                 $     713

     Senior secured term and revolving credit facility (Note 4)                   133,212                        --

     Accounts payable                                                              44,196                    47,189

     Customer advances                                                             22,697                    22,411

     Accrued liabilities                                                           33,276                    35,446
                                                                                ---------                 ---------
          Total current liabilities                                               234,081                   105,759
                                                                                ---------                 ---------

Senior secured term and revolving credit facility (Note 4)                           --                     116,928

Other long-term debt                                                                8,792                     9,216

Deferred income taxes                                                              10,375                    10,375

Other long-term liabilities                                                         3,713                     3,709
                                                                                ---------                 ---------
          Total long-term obligations                                              22,880                   140,228
                                                                                ---------                 ---------

Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                          70,000                    70,000
                                                                                ---------                 ---------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 shares outstanding                                   113                       113

     Additional paid-in capital                                                   133,348                   133,348

     Retained earnings                                                             61,254                    64,378

     Cumulative translation adjustment                                             (1,739)                   (1,978)

     Less - Treasury stock (1,268,488 shares), at cost                            (30,778)                  (30,778)
                                                                                ---------                 ---------
          Total stockholders' equity                                              162,198                   165,083
                                                                                ---------                 ---------
                                                                                $ 489,159                 $ 481,070
                                                                                =========                 =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------


                                                                                                Three Months Ended
                                                                                           September 24,   September 26,
                                                                                               2000            1999
                                                                                           ------------    ------------
Net sales                                                                                  $    116,451    $    101,129

Cost of sales                                                                                    96,446          81,078
                                                                                           ------------    ------------

Gross profit                                                                                     20,005          20,051

Selling, general and administrative expenses                                                     19,721          19,846
                                                                                           ------------    ------------

Operating income                                                                                    284             205

Interest expense                                                                                  3,462           1,798

Dividends on Company-obligated, mandatorily redeemable
     convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior subordinated debentures of the
     Company, at 7.16% per annum                                                                  1,342           1,253
                                                                                           ------------    ------------

Loss before benefit for income taxes                                                             (4,520)         (2,846)


Benefit for income taxes                                                                         (1,396)           (709)
                                                                                           ------------    ------------
Net loss                                                                                   $     (3,124)   $     (2,137)
                                                                                           ============    ============
Net loss per common share:

     Basic                                                                                 $      (0.31)   $      (0.21)

     Diluted                                                                               $      (0.31)   $      (0.21)
                                                                                           ============    ============

Weighted average common shares outstanding:

     Basic                                                                                   10,107,274      10,107,274

     Diluted                                                                                 10,107,274      10,107,274
                                                                                           ============    ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------

                                                         Accumulated
                                                            other                   Additional
                                           Retained     comprehensive     Common      paid-in      Treasury
                                            earnings    income (loss)     stock       capital       stock         Total
                                           ----------- ---------------- ----------- ------------ ------------- ------------
Balance, June 25, 2000                     $ 64,378         $ (1,978)     $  113     $  133,348    $  (30,778)  $  165,083


Comprehensive loss:

   Net loss                                  (3,124)

   Foreign currency translation                                  239

      Total comprehensive loss                                                                                      (2,885)
                                           --------------------------------------------------------------------------------

Balance, September 24, 2000                $ 61,254         $ (1,739)     $  113     $  133,348    $  (30,778)  $  162,198
                                           ================================================================================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                      September 24,         September 26,
                                                                           2000                 1999
                                                                     -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $ (3,124)            $ (2,137)


Adjustments to reconcile net loss to net cash used by operating activities:

     Depreciation                                                            2,422                2,780

     Amortization                                                            1,596                1,395

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                     3,814               (1,149)

     Costs and earnings in excess of amounts billed                         (9,860)              (6,720)

     Inventories                                                            (3,322)              (4,056)

     Prepaid expenses and other                                             (1,910)               2,255

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

     Accounts payable                                                       (2,993)              (8,025)

     Customer advances                                                         286                2,512

     Accrued liabilities                                                    (2,170)                (367)

     Other                                                                       4                  106
                                                                          --------             --------

     Net cash used by operating activities                                 (15,257)             (13,406)
                                                                          --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                     (894)              (1,750)

     Acquisition of C. E. King net assets                                     --                 (2,116)

     Other                                                                      14                 (377)
                                                                          --------             --------
     Net cash used by investing activities                                    (880)              (4,243)
                                                                          --------             --------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans
                                                                            18,196               15,697

     Payments on borrowings                                                   (662)                (559)

     Financing costs                                                          --                   (140)
                                                                          --------             --------
     Net cash provided by financing activities
                                                                            17,534               14,998
                                                                          --------             --------

Effect of exchange rate changes                                               (468)                 531
                                                                          --------             --------

Net increase (decrease) in cash                                                929               (2,120)

Cash and cash equivalents at beginning of period                             8,705               10,487
                                                                          --------             --------

Cash and cash equivalents at end of period                                $  9,634             $  8,367
                                                                          ========             ========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------


1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with accounting principles generally accepted in the U.S.

3.       ACQUISITIONS

         In July 1999, the Company completed the acquisition of certain net assets of C. E. King, Ltd. (King), a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2,116 was primarily financed by borrowings under the Company's revolving credit facility. The purchase price has been allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over a 40 year period. The accompanying consolidated financial statements include the results of King from the date of acquisition.

         The pro forma effect of the above acquisition is not material to the Company's financial results for the three months ended September 26, 1999.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------

4.       FINANCING

         As of September 24, 2000 and June 25, 2000, current and long-term debt consisted of the following:

                                                                             September 24,            June 25,
                                                                                  2000                  2000
                                                                           -------------------    -----------------
         Term and revolving loans under senior secured credit facility:

              Term loan                                                           $   10,000          $   10,000

              Revolving loans                                                        123,212             106,928

         Other long-term debt                                                          9,492               9,929
                                                                           -------------------    -----------------

                                                                                     142,704             126,857

         Less - senior secured credit facility maturing July 2, 2001                 133,212                 ---


         Less - current portion of other long-term debt                                  700                 713
                                                                           -------------------    -----------------
                                                                                   $   8,792         $   126,144
                                                                           ===================    =================

         The Company's credit facility includes a $130,000 revolving credit facility and a $10,000 term credit facility and matures on July 2, 2001. Borrowings under the credit facility bore interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Total borrowing availability under the credit facility as of September 24, 2000 was $3,194.

         As a result of the Company's fiscal 2000 financial results, the Company was in default of a number of provisions of its senior credit agreement and another agreement. The Company and the lenders amended the relevant credit agreements effective October 10, 2000. The amendment to the credit agreements includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches of representations and warranties and increase the interest rate on borrowings made pursuant to the facility. From October 10, 2000 until February 14, 2001, all borrowings under the amended credit facility will bear interest at a floating rate based on the prime rate plus 2 3/8%, except for foreign currency borrowings, which will bear interest at a floating rate equal to LIBOR plus 3.5%. After February 15, 2001, such borrowings will bear interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3.75%, as applicable. The overall line of credit and maturity were not amended.

         Since the Company's credit facility matures on July 2, 2001, borrowings of $133,212 under this facility have been presented within current liabilities in the Company's September 24, 2000 consolidated balance sheet. The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and expects to complete such refinancing prior to July 2, 2001, although there can be no assurance that such refinancing will be completed by this date. The Company has also implemented other cash management initiatives for fiscal 2001, including a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, accelerated payment terms from customers, among other things. On a longer term basis, the Company has engaged an investment banking firm to assist it in the divestiture of one or more business units. This program was initiated in the first quarter of fiscal 2001.

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

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. In conjunction with an amendment of its credit facility in September 1999, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $6,488 have been deferred and accrued as of September 24, 2000.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

6.       BUSINESS SEGMENTS

         Financial information for the Company's reportable segments consisted of the following:


                                                        Three Months Ended
                                                September 24, 2000  September 26, 1999
                                                ------------------  ------------------
         Net sales
            Automation                                $ 84,358          $ 60,793
            Packaging                                   22,811            31,869
            Other                                        9,282             8,467
                                                      --------          --------
               Consolidated total                     $116,451          $101,129
                                                      ========          ========

         The reconciliation of segment operating income (loss) to consolidated loss before income taxes consisted of the following:

                                                                         Three Months Ended
                                                              September 24, 2000  September 26, 1999
                                                              ------------------  ------------------
Automation                                                           $ 3,015           $   157
Packaging                                                             (1,106)            2,193
                                                                     -------           -------
   Operating income for reportable segments                            1,909             2,350
Operating income for other business                                      402               223
Corporate                                                             (2,027)           (2,368)
Interest expense                                                      (3,462)           (1,798)
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary DT Capital
  Trust holding solely  convertible junior subordinated
  debentures of  the Company                                          (1,342)           (1,253)
                                                                     -------           -------
   Consolidated loss before income taxes                             $(4,520)          $(2,846)
                                                                     =======           =======


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                      September 24, 2000  June 25, 2000
                                                      ------------------  -------------
Inventories, net:
     Raw materials                                          $26,512          $26,776
     Work in process                                         24,602           17,236
     Finished goods                                           5,134            8,914
                                                            -------          -------
                                                            $56,248          $52,926
                                                            =======          =======

Accrued liabilities:
     Accrued employee compensation and benefits             $12,697          $14,747
     Accrued warranty                                         2,190            2,566
     Dividends on convertible preferred securities            6,488            5,146
     Other                                                   11,901           12,987
                                                            -------          -------
                                                            $33,276          $35,446
                                                            =======          =======


8.       STOCK OPTION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                  WEIGHTED AVERAGE     SHARES SUBJECT
                                                   EXERCISE PRICE        TO OPTION
                                                  ----------------     --------------
Options outstanding at June 25, 2000               $        14.27        1,328,513
Options granted                                    $         9.50            9,000
Options exercised                                             --              --
Options forfeited                                  $        30.43          (11,000)
                                                                        ----------
Options outstanding at September 24, 2000          $        14.10        1,326,513
                                                                        ==========
Exercisable at September 24, 2000                                          676,121
                                                                        ==========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------

9.       DERIVATIVES

         Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. The Company adopted the provisions of SFAS 133 in the quarter ended September 24, 2000. The Company holds no material derivative financial instruments at or for the three months ended September 24, 2000.

10.      COMMITMENTS AND CONTINGENCIES

         Following the Company's announcements in August and September 2000 regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least five complaints in purported class action lawsuits as of November 3, 2000. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

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

         In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described above. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3,000 and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a former director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company as of October 5, 2000, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company demanded the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the June 25, 2000 or September 24, 2000 consolidated financial statements. Mr. Lewis resigned from the Board effective November 2, 2000.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
--------------------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 24, 2000 compared to the three months ended September 26, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000.

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

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results", and "Market Risk", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement also appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Seasonality and Fluctuations in Quarterly Results", and "Market Risk".

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                                                Three Months Ended
                                                                       September 24, 2000  September 26, 1999
                                                                       ------------------  ------------------
Net sales                                                                     100.0%           100.0%
Cost of sales                                                                  82.8             80.2
                                                                            -------            -----
Gross profit                                                                   17.2             19.8
Selling, general and administrative expenses                                   16.9             19.6
                                                                            -------            -----
Operating income                                                                0.3              0.2
Interest expense                                                                3.0              1.8
Dividends on Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust                             1.2              1.2
                                                                            -------            -----
Loss  before benefit for income taxes                                          (3.9)            (2.8)

Benefit for income taxes                                                       (1.2)            (0.7)
                                                                            -------            -----
Net loss                                                                       (2.7)%           (2.1)%
                                                                            =======            =====


DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 24, 2000
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1999

Consolidated net sales for the three months ended September 24, 2000 were $116.5 million, an increase of $15.4 million, or 15.2%, from $101.1 million for the three months ended September 26, 1999. Net sales by segment were as follows (in millions):

                  Three Months Ended   Three Months Ended      Increase
                  September 24, 2000   September 26, 1999     (Decrease)
                  ------------------   ------------------   -------------
Automation              $   84.4            $   60.8            $  23.6
Packaging                   22.8                31.8               (9.0)
Other                        9.3                 8.5                0.8
                        --------            --------            -------
                        $  116.5            $  101.1            $  15.4
                        ========            ========            =======

Automation segment sales increased $23.6 million, or 38.8%, to $84.4 million during the three months ended September 24, 2000. The increase in sales is primarily the result of the substantial order activity over the last 15 months from a significant electronics customer. Revenue recognition on these orders began in the last half of fiscal 2000. The Company expects strong revenue recognition from its substantial electronics backlog throughout fiscal 2001, with the manufacturing being distributed across several of the Automation segment businesses.

Packaging segment sales decreased $9.0 million, or 28.4%, to $22.8 million during the three months ended September 24, 2000. Plastics-related equipment sales decreased $1.5 million or 16% primarily related to extrusion systems where the Company has struggled to achieve expected profitability levels. The Company is analyzing the profitability of its extrusion business and is studying various strategic alternatives. The extrusion backlog as of September 24, 2000 was minimal and the Company is forecasting minimal sales in fiscal 2001. Extrusion equipment sales in fiscal 2000 were $11.4 million. Sales from the Company's other packaging businesses also decreased substantially in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000. The decrease in sales was across several product lines including presses, counters, fillers and line integration primarily to pharmaceutical and nutritional markets. Orders for the Company's Stokes brand name presses were very soft throughout fiscal 2000. Sales of counters, fillers and line integration services are expected to exceed prior year levels for the remainder of fiscal 2001.

Sales from the Company's other businesses increased primarily due to increased stamping and fabrication sales to the agricultural equipment market and the incremental sales to a new customer in the light truck market, partially offset by lower sales to the heavy trucking market. The Company expects lower stamping and fabrication sales for the remainder of fiscal 2001 from the softness in its heavy trucking markets.

Gross profit was substantially unchanged at $20.0 million for the three months ended September 24, 2000 versus $20.1 million for the three months ended September 26, 1999. The gross margin decreased to 17.2% from 19.8%. The decrease reflects lower gross margins in the Automation and Packaging segments in the first quarter of fiscal 2000.

The lower gross margins in the Automation segment primarily reflect the significant mix of electronics business in the first quarter of fiscal 2001 and the lower margins being achieved on this new business. The lower margins are the result of a number of contributing factors including the significant ramp up of manufacturing headcount, the heavier use of contract labor and the substantial engineering being incurred on the first of multiple systems.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

Several businesses in the Packaging segment recognized lower gross margins in the first quarter of fiscal 2001. Kalish and Sencorp recognized low gross margins in the first quarter as a result of the ongoing low profitability from certain larger, custom packaging projects and the disruptions from the investigations of accounting irregularities and the resultant management changes. Internal and external resources have been assigned to these businesses to understand expected profitability on projects in backlog. The Company expects both of these businesses to show improving margins in the remainder of fiscal 2001 compared to the first quarter. The Company is making significant changes in both of these businesses including restructuring resources and improving costing systems, risk assessment methodologies, and project management processes. Gross margins of the Company's other businesses in the Packaging segment were lower than the prior year due primarily to the softness in the Company's press markets and the resulting unfavorable manufacturing variances due to the lower volume.

SG&A expenses were $19.7 million for the three months ended September 24, 2000 compared to $19.8 million for the three months ended September 26, 1999. The Company continues to maintain operating expenses at the lower levels achieved in fiscal 2000. The Company expects to incur incremental legal and professional expenses in fiscal 2001 related to the effects of the investigations at Kalish and Sencorp. Due to the higher sales and flat expenses as compared to the prior year, SG&A expenses as a percentage of consolidated net sales decreased to 16.9% from 19.6%.

Operating income was $0.3 million for the three months ended September 24, 2000 versus $0.2 million for the three months ended September 26, 1999, as a result of the factors noted above.

Interest expense increased $1.7 million, or 92.5%, to $3.5 million for the three months ended September 26, 1999. The substantial increase primarily pertains to the increase in the Company's interest rate on borrowings pursuant to the senior secured credit facility. Average interest rates have increased from approximately 6% to 11%. The Company's debt levels have also increased during fiscal 2000 and the first quarter of fiscal 2001 to fund working capital requirements. Dividends on the convertible preferred securities were $1.3 million for each of the three months ended September 24, 2000 and September 26, 1999. The dividends are currently being deferred and accrued as a result of the September 1999 amendment to the credit facility.

The provision for income taxes reflects book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss was $3.1 million for the three months ended September 24, 2000 compared to a net loss of $2.1 million for the three months ended September 26, 1999. Basic and diluted loss per share were $0.31 for the three months ended September 24, 2000 compared to basic and diluted loss per share of $0.21 for the three months ended September 26, 1999. Basic and diluted weighted average shares outstanding were 10.1 million shares for the three months ended September 24, 2000 and September 26, 1999.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Non-cash operating charges less the net loss provided $0.9 million of operating cash flow for the quarter ended September 24, 2000. Net increases in working capital balances used operating cash of $16.2 million, resulting in net cash used by operating activities of $15.3 million for the quarter ended September 24, 2000. The higher working capital balances primarily reflect increased inventory and costs and earnings in excess of amounts billed and decreased accounts payable and accrued liabilities. The increase in inventory and costs and earnings in excess of amounts billed was largely in the Automation segment and resulted primarily from the increase in project activity and the timing of customer progress billings. The Company's domestic automation facilities are near capacity with the significant electronics work and the recent increase in automotive-related work. Accounts payable decreased from the balance at June 25, 2000 due to the efforts at that time to lower debt by extending payables. Accruals decreased primarily from the payment of fiscal 2000 incentive bonuses in the first quarter of fiscal 2001.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the three months ended September 24, 2000, the Company borrowed $18.2 million under its revolving credit facility. The funds were used for working capital requirements and capital expenditures of $0.9 million.

During the three months ended September 26, 1999, the Company borrowed $15.7 million on its revolving credit facility. The funds were used primarily for working capital requirements, the acquisition of C. E. King for $2.1 million and capital expenditures of $1.8 million.

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described above. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a former director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company as of October 5, 2000, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company demanded the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the June 25, 2000 or September 24, 2000 consolidated financial statements. Mr. Lewis resigned from the Board effective November 2, 2000.

The Company's credit facility includes a $130 million revolving credit facility and a $10 million term credit facility and matures on July 2, 2001. Borrowings under the amended credit facility bore interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Total borrowing availability under the credit facility as of September 24, 2000 was $3.2 million.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

As a result of the Company's fiscal 2000 financial results, the Company was in default of a number of provisions of its senior credit agreement and another agreement. The Company and the lenders amended the credit agreements effective October 10, 2000. The amendment to the credit agreements includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches of representations and warranties and increase the interest rate on borrowings made pursuant to the facility. From October 10, 2000 until February 14, 2001, all borrowings under the amended credit facility will bear interest at a floating rate based on the prime rate plus 2 3/8%, except for foreign currency borrowings, which will bear interest at a floating rate equal to LIBOR plus 3.5%. After February 15, 2001, such borrowings will bear interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3.75%, as applicable. The overall line of credit and maturity were not amended.

Since the Company's credit facility matures on July 2, 2001, borrowings of $133.2 million under this facility have been presented within current liabilities in the Company's September 24, 2000 consolidated balance sheet. The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and expects to complete such refinancing prior to July 2, 2001, although there can be no assurance that such refinancing will be completed by this date. The Company has also implemented other cash management initiatives for fiscal 2001, including a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, accelerated payment terms from customers, among other things. On a longer term basis, the Company has engaged an investment banking firm to assist it in the divestiture of one or more business units with the proceeds being used to help pay down debt. This program was initiated in the first quarter of fiscal 2001.

In conjunction with an amendment to the credit facility in September 1999, the Company elected to defer interest payments on its convertible junior subordinated debentures. The credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred and DTI is not declaring or paying any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $6.5 million have been deferred and accrued as of September 24, 2000.

Management anticipates that capital expenditures in the current fiscal year will be approximately $6.0 million to $8.0 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements through the remainder of fiscal 2001.

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of September 24, 2000, the Company had $311.1 million of orders in backlog, which compares to a backlog of approximately $206.3 million as of September 26, 1999.

The backlog for the Automation segment at September 24, 2000 was $267.1 million, an increase of $106.1 million, or 65.8%, from a year ago. The increase is primarily a result of the substantial order activity in the Company's electronics markets, fueled by strong demand for end products and product development. The Company also booked a significant project in the diesel engine market related to material handling. The order outlook, particularly in electronics and automotive fuel systems, remains solid to support revenue growth in fiscal 2001. Backlog for the Packaging segment was $35.6 million at September 24, 2000, a decrease of $3.9 million, or 10.0%, from the backlog at September 26, 1999. The decrease in backlog is primarily due to the soft order activity for Kalish and Sencorp in the first quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk of the Company's Annual Report on Form 10-K for the year ended June 25, 2000. There has been no material change to that information that is required to be disclosed in this Quarterly Report on Form 10-Q.

DT INDUSTRIES, INC.

PART II. OTHER INFORMATION
PAGE 20
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Following the Company's announcements in August and September 2000 regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least five complaints in purported class action lawsuits as of November 3, 2000. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

         While it is not feasible to predict or determine the final outcome of the Securities Actions or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Actions, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further there can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 11 - Statement Regarding Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  On June 28, 2000, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the date of the Company's 2000 Annual Meeting of Stockholders and the deadline under the Company's Amended and Restated Bylaws for submitting proposals for consideration or proposing nominations for director at the Annual Meeting.

                  On August 24, 2000, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the investigation regarding an overstatement of certain asset accounts at Kalish Inc., the Company's wholly-owned subsidiary in Montreal, Canada; the hiring of Brown, Gibbons, Lang & Company to explore the possible divestiture of one or more business units with the aim of reducing the Company's debt; and the resignation of Bruce P. Erdel, Senior Vice President-Finance and Administration.

                  On August 30, 2000, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the announcement that Louis Pallay, the President of Kalish Inc., the Company's wholly-owned subsidiary in Montreal, Canada, and Graham Lewis, the Company's President-Packaging Machinery Group, had been placed on administrative leave pending the results of the investigation of an overstatement of certain asset accounts at Kalish.

DT INDUSTRIES, INC.

PART II. OTHER INFORMATION
PAGE 21
--------------------------------------------------------------------------------

                  On September 19, 2000, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the announcement of the restructuring of the Company's senior management, the expansion of the investigation of accounting irregularities and the consideration and rejection of the Plaster Group's proposal regarding management of the Company.

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

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


                                         DT INDUSTRIES, INC.




Date:   November 8, 2000                       /s/  Wayne W. Schultz
                                         ---------------------------------------
                                                (Signature)
                                         Wayne W. Schultz
                                         Interim Senior Vice President - Finance
                                         (Principal Financial and Accounting
                                         Officer)