Form 10-K405/A
period 1999-06-27
DT INDUSTRIES INC
filed 2000-12-08
CIK 918999

================================================================================

                                FORM 10-K/A NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 27, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------
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
                                               ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                           ---
         As of September 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $67,156,320 (based on the closing sales price, on such date, of $6.875 per share).

         As of September 17, 1999, there were 10,107,274 shares of common stock, $0.01 par value outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


================================================================================

                               DT INDUSTRIES, INC.
                              INDEX TO FORM 10-K/A

THE UNDERSIGNED REGISTRANT HEREBY AMENDS, AS AND TO THE EXTENT SET FORTH BELOW, THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS OR OTHER PORTIONS OF ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 27, 1999, FILED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:


                                                                                                   Page
                                                                                                   ----
                                     PART I

Item 1.            Business...................................................                        2

Item 3.            Legal Proceedings..........................................                       13



                                     PART II

Item 6.            Selected Financial Data, as restated.......................                       14

Item 7.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................                       15

Item 8.            Financial Statements and Supplementary Data, as restated...                       15



                                     PART IV

Item 14.           Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K...................................................                       15


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this report, particularly the information appearing in Items 1, 3 and 7, includes forward-looking statements. These statements comprising all statements herein which are not historical are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectibility of past due receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, availability of credit at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including in the text of Items 1, 3 and 7, and in particular under the headings "Recent Developments", "Backlog", "Results of Operations", "Liquidity and Capital Resources", "Market Risk", "Seasonality and Fluctuations in Quarterly Results", "Year 2000 Compliance" and "Cautionary Statements Regarding Forward-Looking Statements" under Item 7.

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

As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 have been restated. The restated consolidated financial statements as of and for the fiscal year ended June 27, 1999 and June 28, 1998 and the consolidated statement of operations, changes in stockholders' equity and cash flows as of and for the fiscal year ended June 29, 1997 have been included in the consolidated financial statements included herein. Comparisons of previously reported and restated financial statements for these periods, including annual financial statements and unaudited quarterly financial data, are set forth in Notes 17 and 18 to the consolidated financial statements included herein.

For the fiscal year ended June 27, 1999, the previously reported financial statements included an understatement of cost of sales by $4.0 million. After restating cost of sales, the Company's income tax benefit increased by $0.7 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 27, 1999 was to overstate gross profit and operating income by $4.0 million, understate net loss by $3.4 million and understate diluted net loss per share by $0.34.

For the fiscal year ended June 28, 1998, the previously reported financial statements included an understatement of cost of sales by $7.4 million. After restating cost of sales, the Company's income tax expense decreased by $3.4 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 28, 1998 was to overstate gross profit and operating income by $7.4 million, net income by $4.0 million and diluted earnings per share by $0.30.

For the fiscal year ended June 29, 1997, the previously reported financial statements included an understatement of cost of sales by $2.1 million. After restating cost of sales, the Company's income tax expense decreased by $0.5 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 29, 1997 was to overstate gross profit and operating income by $2.1 million, net income by $1.6 million and diluted earnings per share by $0.15.

         TIGHTER INTERNAL CONTROLS

The Committee received a report from special counsel, Bryan Cave LLP, after a thorough investigation of the accounting irregularities with assistance from an independent accounting firm engaged by special counsel. After consideration of this report, the Committee submitted its findings and recommendations to the full Board of Directors. In addition to the personnel actions described in "Management Changes" below, the Board directed management to take action in the following four areas to tighten internal controls to ensure that similar problems do not occur again: (i) enforcement of the consistent and effective use of cost accounting and financial control systems, (ii) implementation of additional financial control systems, (iii) reinforcement of financial management's responsibility for, and accountability of, the Company's financial statements as well as the accuracy and integrity of the financial reporting systems and controls (including provision of sufficient resources to discharge those responsibilities), and (iv) reinforcement of the responsibility ad accountability of operating and senior management for the actual performance of the Company. The Board has directed management and counsel to expeditiously develop specific action items to address these concerns and solicit recommendations of the Company's independent accountants and the Chief Financial Officer to supplement actions taken to date. Management has commenced various actions to date to begin to address each of the four areas noted above.

         MANAGEMENT CHANGES

On September 12, 2000, James J. Kerley, the Company's Chairman of the Board, was appointed as the Company's Interim Chief Executive Officer. The Company's President and Chief Executive Officer, Stephen J. Gore, was reappointed President and Chief Operating Officer. Subsequently, on November 3, 2000, the Company announced the appointment of Stephen J. Perkins as President and Chief Executive Officer and the resignation of Mr. Gore as President and Chief Operating Officer. As of August 23, 2000, the Board of Directors appointed Wayne
W. Schultz, formerly the Company's Vice President of Administration for the Automation Group, as Interim Senior Vice President, Finance following the resignation of Bruce P. Erdel. As a result of the investigation into accounting irregularities, Graham L. Lewis, President of the Company's Packaging Machinery Group; Louis Pallay, Jr., President of the Company's Kalish subsidiary; Kalish's senior financial officer; the senior financial officer of the Company's Sencorp subsidiary; and Sencorp's general ledger accountant were terminated by the Company. The Company is aggressively conducting searches for highly qualified candidates to fill the positions formerly held by Messrs. Lewis and Pallay. Replacements have been hired for the other terminated individuals.

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

         LEGAL PROCEEDINGS

Following the Company announcements regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least five complaints in purported class action lawsuits as of November 23, 2000. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

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

The following table summarizes the companies comprising each business segment:



                                                ACQUISITION
            COMPANY                                DATE                              BUSINESS
            -------                                ----                              --------

     AUTOMATION SEGMENT:

Peer Division ("Peer")                             July 1992       Designer and manufacturer of resistance and
                                                                   arc welding systems and related parts

Detroit Tool and Engineering Company              August 1992      Designer and manufacturer of integrated
("DTE")                                                            manufacturing systems and custom
                                                                   equipment, including tools and dies

Advanced Assembly Automation, Inc.                August 1994      Designer, manufacturer and integrator
("AAA")                                                            of automated production and testing systems

Assembly Machines, Inc. ("AMI")                   January 1996     Manufacturer of high-speed assembly
                                                                   systems

Mid-West Automation Enterprises, Inc.              July 1996       Designer and manufacturer of integrated
("Mid-West")                                                       precision assembly systems

Hansford Manufacturing Corporation               September 1996    Designer and manufacturer of integrated
("Hansford")                                                       precision assembly systems

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

     PACKAGING SEGMENT:

Sencorp Systems, Inc. ("Sencorp")                 August 1993      Designer and manufacturer of plastics
                                                                   processing and packaging equipment,
                                                                   systems and related parts

Stokes-Merrill Division ("Stokes-                December 1993     Designer and manufacturer of rotary presses,
Merrill")                                                          tablet counting equipment and related parts

Lakso Division ("Lakso")                         February 1995     Designer and manufacturer of automated
                                                                   packaging machinery, systems and related
                                                                   parts

Armac Industries, Co. ("Armac")                  February 1995     Designer and manufacturer of plastics
                                                                   processing and packaging equipment

Kalish Division ("Kalish")                        August 1995      Designer, manufacturer and integrator of liquid
                                                                   filling and tablet packaging systems

Swiftpack Automation Limited                     November 1995     Designer and manufacturer of packaging
("Swiftpack")                                                      equipment, primarily electronic counters

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

The Company formed Vanguard Technical Solutions, Inc. (VTS) in July 1999 as a start-up business. VTS is a designer, manufacturer and integrator of vision guarded robotic assembly and test systems located in Tucson, Arizona.

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

International Expansion. The Company seeks to increase its international sales through strategic alliances, international agents, foreign offices and agents. The Company acquired certain assets of U.K.-based C.E. King in July 1999 including a network of international agents to complement the current international operations consisting of the United Kingdom-based Swiftpack and Canada-based Kalish. In fiscal 1997, DTI's Automation segment expanded its international presence by forming an alliance with a subsidiary of Claas KGaA and opening a sales and service office in Beelen, Germany. This alliance also allows the Company to market Claas KGaA's highly regarded automation systems to the Company's existing customer base. The July 1997 acquisition of ATT provided DTI's Automation segment a stronger international presence with manufacturing facilities in the United Kingdom and Germany, as well as the United States. International sales accounted for approximately 25% of consolidated net sales in fiscal 1999.

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

ITEM 3. LEGAL PROCEEDINGS

Following the Company's announcement regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least five complaints in purported class action lawsuits as of November 23, 2000. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

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

Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. At June 27, 1999, there were 18 such claims either pending or which may be asserted against the Company. The Company does not believe that the resolution of such suits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flow. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

In addition to product liability claims, from time to time, the Company is the subject of legal proceedings, including claims involving employee matters, commercial matters and similar claims. There are no material claims currently pending. The Company maintains comprehensive general liability insurance which it believes to be adequate for the continued operation of its business.

PART II

ITEM 6.  SELECTED FINANCIAL DATA
 (In thousands, except per share data)
--------------------------------------------------------------------------------


                                                                                 Fiscal year ended
                                                      ------------------------------------------------------------------------

                                                       June 27,       June 28,       June 29,
                                                         1999           1998           1997
                                                          As             As             As           June 30,       June 25,
                                                      Restated(1)    Restated(1)    Restated(1)        1996           1995
                                                      -----------    -----------    ------------    -----------    -----------
STATEMENT OF OPERATIONS DATA

Net sales                                            $ 442,084        $ 519,342      $ 396,110         $ 235,946     $ 147,369

Cost of sales                                          352,526          387,515        287,150           172,568       109,678
                                                     ---------        ---------      ---------         ---------     ---------
Gross profit                                            89,558          131,827        108,960            63,378        37,691

Selling, general and administrative expenses            80,740           75,246         54,367            35,445        21,428

Restructuring charge (Note 14)                           2,500               --             --                --            --

Loss on sale of assets of Knitting Elements
 division (Note 3)                                          --            1,383             --                --            --
                                                     ---------        ---------      ---------         ---------     ---------
Operating income                                         6,318           55,198         54,593            27,933        16,263
Interest expense                                         7,742            6,509         11,088             4,799         1,849

Dividends on Company-obligated,
 mandatorily redeemable convertible
 preferred securities of subsidiary DT
 Capital Trust holding solely convertible
 junior subordinated debentures of the
 Company                                                 5,012            5,012            251                --            --
                                                     ---------        ---------      ---------         ---------     ---------
Income (loss) before income taxes and
 extraordinary loss                                     (6,436)          43,677         43,254            23,134        14,414
Provision (benefit)for income taxes                     (1,301)          16,792         18,518             9,643         5,964
                                                     ---------        ---------      ---------         ---------     ---------
Income (loss) before extraordinary loss                 (5,135)          26,885         24,736            13,491         8,450

Extraordinary loss, net(2)                                  --            1,200            324                --            --
                                                     ---------        ---------      ---------         ---------     ---------
Net income (loss)                                    $  (5,135)       $  25,685      $  24,412         $  13,491     $   8,450
                                                     ---------        ---------      ---------         ---------     ---------
Diluted earnings (loss) per common share
 before extraordinary loss                           $   (0.51)       $    2.19      $    2.26         $    1.50     $    0.94
                                                     ---------        ---------      ---------         ---------     ---------
Diluted earnings (loss) per common share             $   (0.51)       $    2.10      $    2.23         $    1.50     $    0.94
                                                     ---------        ---------      ---------         ---------     ---------
Diluted weighted average common shares
 outstanding                                            10,149           13,621         11,022             9,001         9,000
                                                     ---------        ---------      ---------         ---------     ---------

BALANCE SHEET DATA

Working capital                                      $  96,808        $ 103,023      $  89,336         $  26,161     $  16,791

Total assets                                           453,265          451,700        393,426           233,843       159,263

Total debt                                             104,593           90,011         48,505            79,327        37,353

Company-obligated, mandatorily
 redeemable convertible preferred
 securities of subsidiary DT Capital
 Trust holding solely convertible junior
 junior subordinated debentures of
 the Company                                            70,000           70,000         70,000                --            --

Stockholders' equity                                   170,276          184,642        183,622            87,884        75,020



(1)As restated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Financial Results" and Notes 1 and 17 to the consolidated financial statements for a comparison of previously reported and restated financial statements.


(2)Reflects costs incurred of $2,000, less applicable income tax benefits of $800 in the fiscal year ended June 28, 1998, as restated, and costs incurred of $540, less applicable income tax benefits of $216 in the fiscal year ended June 29, 1997, as restated, related to the extinguishment and refinancing of debt by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the information under the caption "Management's Discussion and Analysis" on pages 16 through 28.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information under the caption "Market Risk" on page 26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and notes thereto on pages 29 through 53.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



1.  FINANCIAL STATEMENTS                                                                                  PAGE
    Consolidated Balance Sheets as of June 27, 1999 and June 28, 1998, as restated                          30

    Consolidated Statement of Operations for the Fiscal Years Ended
     June 27, 1999, June 28, 1998 and June 29, 1997, as restated                                            31

    Consolidated Statement of Changes in Stockholders' Equity for the Fiscal Years
     Ended June 27, 1999, June 28, 1998 and June 29, 1997, as restated                                      32

    Consolidated Statement of Cash Flows for the Fiscal Years Ended
     June 27, 1999, June 28, 1998 and June 29, 1997, as restated                                            33

    Notes to Consolidated Financial Statements                                                              35

2.  FINANCIAL STATEMENT SCHEDULE

    Report of Independent Accountants on Financial Statement Schedule                                      S-1

    Schedule VIII Valuation and Qualifying Accounts and Reserves for the Fiscal
     Years Ended June 27, 1999, June 28, 1998, June 29, 1997, as restated                                  S-2


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

RESTATEMENT OF FINANCIAL RESULTS

As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25,
2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of the discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation, it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the Company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

On October 4, 2000, special counsel to the Committee submitted its report to the Committee, which in turn reported to the Board of Directors on its investigation into the accounting irregularities and its findings and recommendations regarding such matters.

As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 have been restated. The restated consolidated financial statements as of and for the fiscal years ended June 27, 1999 and June 28, 1998 and the consolidated statement of operations, changes in stockholders equity and cash flows as of and for the fiscal year ended June 29, 1997 have been included in the consolidated financial statements included herein. Comparisons of previously reported and restated financial statements for these periods, including annual financial statements and unaudited quarterly financial data, are set forth in Notes 17 and 18 to the consolidated financial statements included herein.

For the fiscal year ended June 27, 1999, the previously reported financial statements included an understatement of cost of sales by $4.0 million. After restating cost of sales, the Company's income tax benefit increased by $0.7 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 27, 1999 was to overstate gross profit and operating income by $4.0 million, understate net loss by $3.4 million and understate diluted net loss per share by $0.34.

For the fiscal year ended June 28, 1998, the previously reported financial statements included an understatement of cost of sales by $7.4 million. After restating cost of sales, the Company's income tax expense decreased by $3.4 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 28, 1998 was to overstate gross profit and operating income by $7.4 million, net income by $4.0 million and diluted earnings per share by $0.30.

For the fiscal year ended June 29, 1997, the previously reported financial statements included an understatement of cost of sales by $2.1 million. After restating cost of sales, the Company's income tax expense decreased by $0.5 million. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 29, 1997 was to overstate gross profit and operating income by $2.1 million, net income by $1.6 million and diluted earnings per share by $0.15.

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

For a better understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

The Company primarily operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment, including thermoforming, blister packaging, heat sealing and foam extrusion.

Set forth below is certain financial data relating to each business segment. Prior years' data has been restated to reflect segment presentation in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". In addition, the financial data provided for fiscal 1999, fiscal 1998 and fiscal 1997 has been restated as a result of the accounting irregularities at Kalish. See "Restatement of Financial Results" above and Notes 1 and 17 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A.

                                                                        FISCAL YEAR ENDED
                                                  ---------------------------------------------------------------

                                                       JUNE 27,                JUNE 28,               JUNE 29,
                                                        1999                     1998                   1997
                                                     AS RESTATED             AS RESTATED            AS RESTATED
                                                  -------------------    ---------------------     --------------
                                                                          (in thousands)
NET SALES

 Automation                                           $ 299,787                $ 355,052               $ 248,213

 Packaging                                              109,487                  116,803                 100,435

 Other                                                   32,810                   47,487                  47,462
                                                      ---------                ---------               ---------
  Total                                               $ 442,084                $ 519,342               $ 396,110
                                                      =========                =========               =========
GROSS PROFIT

 Automation                                           $  53,385                $  90,275               $  64,720

  Gross margin                                             17.8%                    25.4%                   26.1%

 Packaging                                            $  32,524                $  33,050               $  33,389

  Gross margin                                             29.7%                    28.3%                   33.2%

 Other                                                $   3,649                $   8,502               $  10,851

  Gross margin                                             11.1%                    17.9%                   22.9%
                                                      ---------                ---------               ---------
    Total gross profit                                $  89,558                $ 131,827               $ 108,960
    Total gross margin                                     20.3%                    25.4%                   27.5%
                                                      =========                =========               =========

OPERATING INCOME

 Automation                                           $   5,573                $  47,436               $  39,629

  Operating margin                                          1.9%                    13.4%                   16.0%

 Packaging                                            $   8,400                $  13,412               $  15,052

  Operating margin                                          7.7%                    11.5%                   15.0%

 Other                                                $   1,765                $   3,391               $   6,966

  Operating margin                                          5.4%                     7.1%                   14.7%

 Corporate                                            $  (9,420)               $  (9,041)              $  (7,054)
                                                      ---------                ---------               ---------

    Total operating income                            $   6,318                $  55,198               $  54,593

    Total operating margin                                  1.4%                    10.6%                   13.8%
                                                      =========                =========               =========

DEPRECIATION AND AMORTIZATION EXPENSE

 Automation                                           $   9,426                $   8,714               $   6,327

 Packaging                                                3,595                    2,793                   2,564

 Other                                                    1,496                    1,491                   1,258

 Corporate                                                  947                      752                     904
                                                      ---------                ---------               ---------
  Total                                               $  15,464                $  13,750               $  11,053
                                                      =========                =========               =========

CAPITAL EXPENDITURES

 Automation                                           $   3,889                $   9,441               $   6,654

 Packaging                                                9,327                    3,313                     770

 Other                                                    1,624                    3,459                   3,806

 Corporate                                                1,063                    1,101                     620
                                                      ---------                ---------               ---------
  Total                                               $  15,903                $  17,314               $  11,850
                                                      =========                =========               =========

IDENTIFIABLE ASSETS

 Automation                                           $ 272,816                $ 299,423               $ 240,396

 Packaging                                              142,828                  118,414                 114,675

 Other                                                   21,325                   25,170                  34,812

 Corporate                                               16,296                    8,693                   3,543
                                                      ---------                ---------               ---------
  Total                                               $ 453,265                $ 451,700               $ 393,426
                                                      =========                =========               =========

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:


                                                                        FISCAL YEAR ENDED
                                                     ---------------------------------------------------------

                                                         JUNE 27,            JUNE 28,             JUNE 29,
                                                           1999                1998                 1997
                                                       AS RESTATED(1)      AS RESTATED(1)       AS RESTATED(1)
                                                     ---------------     ---------------      ----------------

Net sales                                                 100.0%               100.0%              100.0%

Cost of sales                                              79.7                 74.6                72.5
                                                          -----                -----               -----

Gross profit                                               20.3                 25.4                27.5

Selling, general and administrative expenses               18.3                 14.5                13.7

Restructuring charge                                        0.6                    -                   -

Loss on sale of assets of Knitting Elements
 division                                                     -                  0.3                   -
                                                          -----                -----               -----

Operating income                                            1.4                 10.6                13.8

Interest expense                                            1.8                  1.2                 2.8

Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary DT Capital
  Trust holding solely convertible junior
  subordinated debentures of the Company                    1.1                  1.0                 0.1
                                                          -----                -----               -----

Income (loss) before provision for income taxes
  and extraordinary loss                                   (1.5)                 8.4                10.9

Provision (benefit) for income taxes                       (0.3)                 3.2                 4.7
                                                          -----                -----               -----
Income (loss) before extraordinary loss                    (1.2)                 5.2                 6.2

Extraordinary loss on debt refinancing                        -                  0.2                 0.1
                                                          -----                -----               -----
Net income (loss)                                          (1.2)%                5.0%                6.1%
                                                          -----                -----               -----


(1)As restated. See "Restatement of Financial Results" and Notes 1 and 17 to the consolidated financial statements.

            FISCAL 1999 (RESTATED) COMPARED TO FISCAL 1998 (RESTATED)

Consolidated net sales decreased $77.2 million, or 14.9%, to $442.1 million for the year ended June 27, 1999 from $519.3 million for the year ended June 28, 1998. Net sales by segment were as follows (in millions):

                                         Twelve Months Ended           Twelve Months Ended
                                            June 27, 1999                 June 28, 1998               (Decrease)
                                      --------------------------     ------------------------    ---------------------
Automation                                   $299.8                       $355.0                   $(55.2)

Packaging                                     109.5                        116.8                     (7.3)

Other                                          32.8                         47.5                    (14.7)
                                      --------------------------     ------------------------    ---------------------
                                             $442.1                       $519.3                   $(77.2)
                                      --------------------------     ------------------------    ---------------------

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

Gross profit decreased $42.2 million, or 32.1%, to $89.6 million for the year ended June 27, 1999 from $131.8 million for the year ended June 28, 1998. The gross margin decreased to 20.3% in 1999 from 25.4% in fiscal 1998 primarily reflecting the decrease in margins in the Automation segment and the stamping and fabrication businesses.

Automation segment gross margins decreased in fiscal 1999 to 17.8% from 25.4% in fiscal 1998 due primarily to substantial losses on certain assembly systems and welding systems projects reflecting cost overruns and production difficulties, manufacturing inefficiencies resulting from the lower volume of manufacturing activity and unfavorable product mix changes in the Company's customer base as compared to the prior year. As previously discussed, based on facts and circumstances occurring or culminating in the fourth quarter of fiscal 1999, the Company recorded a charge of $9.8 million to cost of sales in the fourth quarter related to three Automation projects to revise cost estimates to reflect additional costs anticipated to bring the projects up to contract specifications, to reflect anticipated final billings to recoup costs of modifications incurred during the production process, and on one of the projects, to reflect warranty costs expected to support the manufacturing systems through the initial year of production.

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

            FISCAL 1998 (RESTATED) COMPARED TO FISCAL 1997 (RESTATED)

Consolidated net sales increased $123.2 million, or 31.1%, to $519.3 million for the year ended June 28, 1998, from $396.1 million for the year ended June 29, 1997. Net sales by segment were as follows (in millions):

                                         Twelve Months Ended           Twelve Months Ended
                                            June 28, 1998                 June 29, 1997                Increase
                                      --------------------------     ------------------------    ---------------------
Automation                                    $355.0                       $248.2                   $106.8

Packaging                                      116.8                        100.4                     16.4

Other                                           47.5                         47.5
                                                                                                       ---
                                      --------------------------     ------------------------    ---------------------

                                              $519.3                       $396.1                   $123.2
                                      --------------------------     ------------------------    ---------------------

Of the $123.2 million increase in sales, $107.4 million was due to the incremental sales of recently acquired businesses offset by the reduction in sales from the disposition of the Knitting Elements division, with the remaining $15.8 million, or 4.0%, relating to increased sales from existing businesses. Recently acquired businesses included Hansford in September 1996 and ATT in July 1997. The increase in sales by the Automation segment was due to $108.9 million in incremental sales from recently acquired businesses offset by a slight decrease in sales from existing businesses. The decrease was the result of lower sales of automated assembly and test systems reflecting decreased revenues from certain customers in the electronics industry partially offset by the growth in sales of welding systems, custom build-to-print machines and sales of systems to customers in the automotive industry. Packaging segment sales increased due to the growth in sales of packaging systems, including thermoforming and extrusion systems and liquid and tablet packaging lines.

Gross profit increased $22.8 million, or 21.0%, to $131.8 million for the year ended June 28, 1998, from $109.0 million for the year ended June 29, 1997, as a result of the sales increases discussed above. The gross margin decreased to 25.4% from 27.5% reflecting lower gross margins across all business segments. Automation segment gross margin decreased to 25.4% in the current year from 26.1% in the prior year primarily from the effects of the acquisition of ATT in July 1997. Packaging segment gross margin decreased to 28.3% in the current year from 33.2% in the prior year primarily reflecting the substantially lower profitability of the Kalish business in fiscal 1998. The investigation into the accounting irregularities at Kalish revealed lower than expected profitability on the higher mix of large, custom integrated packaging lines.

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

Operating income increased $0.6 million, or 1.1%, to $55.2 million for the year ended June 28, 1998 from $54.6 million for the year ended June 29, 1997, as a result of the factors noted above. The operating margin decreased to 10.6% from 13.8% in the prior year as a result of the factors discussed above.

Interest expense decreased to $6.5 million for the year ended June 28, 1998 from $11.1 million for the year ended June 29, 1997. The decrease in interest expense is the result of the public offering of common stock in November 1996, the Convertible Preferred Securities offering in June 1997 and operating cash flow in fiscal 1998 which allowed the Company to retire debt.

Income before extraordinary loss increased to $26.9 million for the year ended June 28, 1998 from $24.7 million for the year ended June 29, 1997 as a result of the factors noted above. The Company recognized extraordinary losses of $2.0 million and $0.5 million, less applicable income tax benefits of $0.8 million and $0.2 million, respectively, relating to the refinancing of debt in July 1997 and July 1996, respectively.

Basic and diluted earnings per share before the extraordinary loss were $2.38 and $2.19, respectively, for the year ended June 28, 1998 versus $2.40 and $2.26, respectively, for the year ended June 29, 1997. Basic weighted average shares outstanding for the year ended June 28, 1998 were 11.3 million versus
10.3 million for the year ended June 29, 1997. The increase is primarily the result of the 2.25 million shares of common stock issued in a public offering in November 1996. Diluted weighted average shares outstanding for the year ended June 28, 1998 were 13.6 million versus 11.0 million for the year ended June 29, 1997. The increase reflects the 2.25 million shares of common stock issued in a public offering in November 1996 and the assumed conversion of the Convertible Preferred Securities.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $27.8 million and $43.8 million during fiscal 1999 and 1998, respectively. During fiscal 1997, net cash used by operating activities was approximately $0.7 million. Net income
(loss) plus non-cash operating charges provided $11.4 million, $47.4 million and $38.9 million of operating cash flow in fiscal 1999, 1998 and 1997, respectively.

Working capital balances decreased $16.4 million during fiscal 1999 due primarily to a significant decrease in accounts receivable from June 28, 1998 partially offset by an increase in inventory primarily in the Packaging segment. The decrease in accounts receivable, which relates primarily to the Automation segment, reflects the lower level of manufacturing activity in the fourth quarter of fiscal 1999 versus the comparable period in 1998 and the Company's increased efforts throughout fiscal 1999 to collect outstanding receivables. Inventories of plastics processing equipment have risen to a more constant level after strong shipments late in fiscal 1998 had decreased inventories to below normal levels. The Company also began stocking some standard packaging machinery during fiscal 1999 to reduce lead times and maintain manufacturing efficiencies.

For the fiscal year ended June 28, 1998, net increases in working capital balances used operating cash of $3.6 million. The increase in working capital from June 29, 1997 primarily reflects the timing of project activity and the resulting impact on accounts payable and customer advances. These increases were partially offset by the lower level of manufacturing activity related to certain electronics customers, contributing to the overall decrease in accounts receivable.

In fiscal 1997, working capital balances increased $39.6 million primarily due to a $26.5 million increase in accounts receivable and a $5.4 million increase in inventory. These increases were driven by the increased level of manufacturing activity and a trend toward larger dollar value and longer lead time projects as well as the strong level of shipments in the final months of the year.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the year ended June 27, 1999, the Company borrowed $8.2 million on its revolving credit facility and raised another $6.5 million primarily through the issuance of Bonds, as discussed below. These funds were combined with the $27.8 million of cash generated from operations and used to finance the acquisition of Scheu & Kniss for $10.4 million, repurchase $10.0 million of the Company's stock, pay dividends of $0.8 million and finance capital expenditures of $15.9 million. The Company purchased 1.4 million shares of its stock at a total cost of $34.4 million under the stock repurchase program since May 1998. The stock repurchase program was terminated in September 1999.

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described above. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a former director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company as of October 5, 2000, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company demanded the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the June 27, 1999 consolidated financial statements.

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

In May 1998, the Company's Board of Directors authorized purchases of up to 2 million shares of the Company's common stock. Through June 27, 1999, the Company had repurchased approximately 1.4 million shares of its common stock at a total cost of $34.4 million. The repurchased shares are being used for employee stock option programs. In conjunction with the negotiations of the amended credit facility discussed below, the Company agreed that it will make no further repurchases of common stock. As a result, the stock repurchase program was terminated in September 1999. No purchases of the Company's common stock were made under the repurchase plan after June 27, 1999.

On July 21, 1997, the Company replaced the Second Amended and Restated Credit Facilities Agreement and the foreign currency denominated term facility then outstanding with a $175 million multi-currency revolving and term credit facility. The multi-currency credit facility provided a $10 million Canadian term loan and a $165 million revolving credit facility, which included an approximate $80 million sub-limit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bore interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI) plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. At June 27, 1999, interest rates on the multi-currency credit facility ranged from 3.21% to 7.75%. The agreement was secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. In conjunction with entering into the credit facility, the Company recognized an extraordinary loss in July 1997 of $1.2 million attributable to the write-off of $2.0 million of unamortized deferred financing fees, net of related $0.8 million tax benefit.

The Company was not in compliance with certain financial covenants within the credit agreement as of June 27, 1999. In September 1999 the Company completed an amendment to the credit facility. The total line of credit as amended is $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. The amendment included a provision to increase the facility to $140 million if the Company met certain operating cash flow targets during the first six months of fiscal 2000. Borrowings under the amended credit facility bore interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as then amended, was scheduled to mature on April 2, 2001. Borrowings under the amended credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility provided a permanent waiver of the events of default as of June 27, 1999 and established a revised set of financial and other covenants and restrictions, including prohibitions of acquisitions and payment of dividends without the consent of the lenders.

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

In conjunction with the negotiation of the amendment to the credit facility in September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures. The amended credit facility requires that such deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities were also deferred and DTI is not declaring or paying dividends on its common stock.

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

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its subsidiaries in Canada, the United Kingdom and Germany. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located. Foreign operations accounted for approximately $89.1 million, $91.9 million and $28.0 million of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. Earnings from operations for the Company's foreign operations were $8.7 million, $5.5 million and $3.3 million in fiscal 1999, 1998 and 1997, respectively.

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

If interest rates increase 1% in fiscal 2000, as compared to fiscal 1999, the Company's interest expense would increase by approximately $0.8 million, and net income would decrease by approximately $0.5 million. This amount has been determined using the assumptions that the Company's outstanding floating-rate debt, as of June 27, 1999, continued to be outstanding through fiscal 2000, and that the average interest rates for these instruments increased 1% over fiscal 1999. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Company's financial structure.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained herein, particularly the information appearing in this section under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Market Risk", "Seasonality and Fluctuations in Quarterly Results" and "Year 2000 Compliance", includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Market Risk", "Seasonality and Fluctuations in Quarterly Results" and "Year 2000 Compliance".

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

James J. Kerley
Chairman of the Board

Wayne W. Schultz
Interim Senior Vice President, Finance


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DT Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows, after the restatement described in Note 1, present fairly, in all material respects, the financial position of DT Industries, Inc. and its subsidiaries at June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
St. Louis, Missouri

August 6, 1999, except for
Note 16 which is as of
September 27, 1999 and
Notes 1 and 17 which
are as of October 4, 2000

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                                         JUNE 27,                 JUNE 28,
                                                                                          1999                     1998
                                                                                      AS RESTATED               AS RESTATED
                                                                                    (NOTES 1 AND 17)         (NOTES 1 AND 17)
                                                                                  ---------------------    ----------------------
ASSETS

   Current assets:

      Cash                                                                               $  10,487               $   6,915

      Accounts receivable, net                                                              50,006                  74,984

      Costs and estimated earnings in excess of amounts billed
         ($219,645 and $187,221, respectively) on uncompleted
         contracts                                                                          65,806                  67,469

      Inventories, net                                                                      49,377                  41,193

      Prepaid expenses and other                                                            16,070                   8,282
                                                                                         ---------               ---------

         Total current assets                                                              191,746                 198,843

   Property, plant and equipment, net                                                       77,402                  69,183

   Goodwill, net                                                                           180,066                 177,578

   Other assets, net                                                                         4,051                   6,096
                                                                                         ---------               ---------
                                                                                         $ 453,265               $ 451,700
                                                                                         =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:

      Current portion of long-term debt                                                        384                      55

      Accounts payable                                                                      37,507                  33,627

      Customer advances                                                                     15,087                  12,529

      Billings in excess of costs and estimated earnings ($52,828 and
         $87,703 respectively) on uncompleted contracts                                      6,837                   8,218

      Accrued liabilities                                                                   35,123                  41,391
                                                                                         ---------               ---------
         Total current liabilities                                                          94,938                  95,820
                                                                                         ---------               ---------

   Long-term debt                                                                          104,209                  89,956

   Deferred income taxes                                                                    10,442                   7,827

   Other long-term liabilities                                                               3,400                   3,455
                                                                                         ---------               ---------
                                                                                           118,051                 101,238
                                                                                         =========               =========
   Commitments and contingencies (Notes 1 and 10)

   Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible
      junior subordinated debentures of the Company                                         70,000                  70,000
                                                                                         ---------               ---------

   Stockholders' equity:

      Preferred stock, $0.01 par value; 1,500,000 shares authorized;
         no shares issued and outstanding

      Common stock, $0.01 par value; 100,000,000 shares authorized;
         10,107,274 and 10,502,762 shares outstanding, respectively                            113                     113

      Additional paid-in capital
                                                                                           133,348                 134,608

      Retained earnings
                                                                                            68,968                  74,917

      Cumulative translation adjustment                                                     (1,375)                   (551)

      Less -
         Treasury stock (1,268,488 and 873,000 shares, respectively),
            at cost                                                                        (30,778)                (24,445)
                                                                                         ---------               ---------
         Total stockholders' equity
                                                                                           170,276                 184,642
                                                                                         ---------               ---------
                                                                                         $ 453,265               $ 451,700
                                                                                         =========               =========

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)


                                                                                      FISCAL YEAR ENDED
                                                                ----------------------------------------------------------------

                                                                     JUNE 27,              JUNE 28,               JUNE 29,
                                                                       1999                  1998                   1997
                                                                   AS RESTATED            AS RESTATED           AS RESTATED
                                                                 (NOTES 1 AND 17)      (NOTES 1 AND 17)       (NOTES 1 AND 17)
                                                                -------------------    ------------------    -------------------
Net sales                                                         $    442,084           $    519,342           $    396,110

Cost of sales                                                          352,526                387,515                287,150
                                                                  ------------           ------------           ------------

Gross profit                                                            89,558                131,827                108,960

Selling, general and administrative expenses                            80,740                 75,246                 54,367

Restructuring charge (Note 14)                                           2,500                   --                     --

Loss on sale of assets of Knitting Elements
   division (Note 3)                                                      --                    1,383                   --
                                                                  ------------           ------------           ------------

Operating income                                                         6,318                 55,198                 54,593

Interest expense                                                         7,742                  6,509                 11,088

Dividends on Company-obligated,
   mandatorily redeemable convertible
   preferred securities of subsidiary DT
   Capital Trust holding solely convertible
   junior subordinated debentures of the
   Company, at 7.16% per annum                                           5,012                  5,012                    251
                                                                  ------------           ------------           ------------

Income (loss) before provision for income
   taxes and extraordinary loss                                         (6,436)                43,677                 43,254

Provision (benefit) for income taxes                                    (1,301)                16,792                 18,518
                                                                  ------------           ------------           ------------

Income (loss) before extraordinary loss                                 (5,135)                26,885                 24,736

Extraordinary loss on debt refinancing, net of income
   tax benefits of $800 and $216, respectively                            --                    1,200                    324
                                                                  ------------           ------------           ------------

Net income (loss)                                                 $     (5,135)          $     25,685           $     24,412
                                                                  ============           ============           ============

Basic earnings (loss) per common share:

   Income (loss) before extraordinary loss                        $      (0.51)          $       2.38           $       2.40
   Extraordinary loss                                                     --                     0.11                   0.03
                                                                  ------------           ------------           ------------
   Net income (loss)                                              $      (0.51)          $       2.27           $       2.37
                                                                  ============           ============           ============

Diluted earnings (loss) per common share:

   Income (loss) before extraordinary loss                        $      (0.51)          $       2.19           $       2.26
   Extraordinary loss                                                     --                     0.09                   0.03
                                                                  ------------           ------------           ------------
   Net income (loss)                                              $      (0.51)          $       2.10           $       2.23
                                                                  ============           ============           ============

Weighted average common shares outstanding:

   Basic                                                            10,149,215             11,297,409             10,349,444
   Diluted                                                          10,149,215             13,621,481             11,022,080
                                                                  ============           ============           ============



          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

                                                                            ACCUMULATED
                                                   ADDITIONAL                  OTHER                        TOTAL
                                        COMMON      PAID-IN    RETAINED    COMPREHENSIVE     TREASURY   STOCKHOLDER'S
                                        STOCK       CAPITAL    EARNINGS        INCOME         STOCK        EQUITY
                                      --------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                $   90      $   61,255   $  26,539  $     ---         $     ---   $     87,884

Comprehensive income:

   Net income; total comprehensive
      income                                                      24,412                                      24,412

Issuance of common stock                  23          73,474                                                  73,497

Exercise of stock options                                678                                                     678

Payments on stock subscriptions
   receivable                                            213                                                     213

Issuance costs of Company-obligated
   mandatorily redeemable convertible
   preferred securities of subsidiary
   DT Capital Trust holding solely
   convertible junior subordinated
   debentures of the Company                          (2,250)                                                 (2,250)

Dividends declared and paid
                                                                    (812)                                       (812)
                                      --------------------------------------------------------------------------------
BALANCE, JUNE 29, 1997 -
AS RESTATED (NOTES 1 AND 17)             113         133,370      50,139        ---               ---        183,622
                                      ================================================================================

Comprehensive income:

   Net income                                                     25,685

   Foreign currency translation                                                (551)

      Total comprehensive income                                                                              25,134

Exercise of stock options                              1,119                                                   1,119

Payments on stock subscriptions                          119                                                     119

Dividends declared and paid                                         (907)                                       (907)

Stock repurchase                                                                              (24,445)       (24,445)
                                      --------------------------------------------------------------------------------
BALANCE, JUNE 28, 1998 -
AS RESTATED (NOTES 1 AND 17)             113         134,608      74,917       (551)          (24,445)       184,642
                                      ================================================================================

Comprehensive loss:

   Net loss                                                       (5,135)

   Foreign currency translation                                                (824)

      Total comprehensive loss                                                                                (5,959)

Dividends declared and paid                                         (814)                                       (814)

Reissuance of treasury stock                          (1,260)                                   3,652          2,392

Stock repurchase                                                                               (9,985)        (9,985)
                                      --------------------------------------------------------------------------------
BALANCE, JUNE 27, 1999 -
AS RESTATED (NOTES 1 AND 17)          $  113      $  133,348   $  68,968  $  (1,375)        $ (30,778)  $    170,276
                                      ================================================================================


          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

                                                                                        FISCAL YEAR ENDED
                                                                   --------------------------------------------------------------

                                                                       JUNE 27,               JUNE 28,              JUNE 29,
                                                                         1999                   1998                  1997
                                                                      AS RESTATED           AS RESTATED           AS RESTATED
                                                                   (NOTES 1 AND 17)       (NOTES 1 AND 17)      (NOTES 1 AND 17)
                                                                   ------------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                 $  (5,135)              $  25,685            $  24,412

   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

      Depreciation
                                                                        10,075                   8,279                5,955
      Amortization
                                                                         5,389                   5,471                5,098

      Deferred income tax provision                                      1,095                   4,613                2,912

      Loss on debt refinancing
                                                                          --                     2,000                  540

      Loss on sale of assets of Knitting Elements division                --                     1,383

   (Increase) decrease in current assets, excluding the effect of acquisitions:

      Accounts receivable                                               20,928                   4,778              (26,482)

      Costs and earnings in excess of amounts billed                     1,663                  (1,538)              (2,935)

      Inventories                                                       (6,177)                  2,710               (5,443)

      Prepaid expenses and other                                        (4,512)                  2,252                3,171

   Increase (decrease) in current liabilities, excluding the effect of acquisitions:

      Accounts payable                                                   7,549                  (3,884)              (3,015)

      Customer advances                                                  2,425                  (3,505)              (4,300)

      Billings in excess of costs and earnings on
         uncompleted contracts                                          (1,345)                  1,047                2,115

      Accrued liabilities                                               (3,170)                   (728)                (824)

      Other                                                             (1,017)                 (4,766)              (1,911)
                                                                     ---------               ---------            ---------

         Net cash provided (used) by operating activities               27,768                  43,797                 (707)
                                                                     =========               =========            =========

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                (15,903)                (17,314)             (11,850)

   Acquisition of Scheu & Kniss net assets                             (10,352)                   --                   --

   Acquisition of Lucas Assembly and Test Systems
      net assets, net of cash acquired of $91                             --                   (46,721)                --

   Proceeds from the sale of assets of Knitting Elements
      division                                                            --                     9,375                 --

   Acquisition of Mid-West stock and Hansford stock,
      net of cash acquired of $21,573                                     --                      --                (92,756)

   Other                                                                (1,778)                   --                   --
                                                                     ---------               ---------            ---------

      Net cash used in investing activities                            (28,033)                (54,660)            (104,606)
                                                                     =========               =========            =========


          See accompanying Notes to Consolidated Financial Statements.

                                   (continued)

(In thousands)


                                                                                            FISCAL YEAR ENDED
                                                                          --------------------------------------------------------

                                                                              JUNE 27,            JUNE 28,            JUNE 29,
                                                                                1999                1998                1997
                                                                            AS RESTATED         AS RESTATED         AS RESTATED
                                                                          (NOTES 1 AND 17)    (NOTES 1 AND 17)    (NOTES 1 AND 17)
                                                                          -----------------    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings from revolving loans                                        $   8,219          $  89,986            $     918

   Proceeds from issuance of term debt                                            6,544               --                 96,708

   Payments on borrowings                                                          (277)           (49,220)            (129,518)

   Debt issuance costs                                                             --                 (947)              (2,510)

   Net proceeds from issuance of common stock                                       119              1,119               74,175

   Net proceeds from issuance of Company-obligated,
      mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior
      subordinated debentures of the Company                                       --                 --                 67,750

   Payments for repurchase of stock                                              (9,985)           (24,445)                --

   Payments on stock subscriptions receivable                                      --                  119                  213

   Dividends paid on common stock                                                  (814)              (907)                (812)
                                                                              ---------          ---------            ---------

      Net cash provided by financing activities                                   3,806             15,705              106,924
                                                                              ---------          ---------            ---------

Effect of exchange rate changes                                                      31               (748)                --
                                                                              ---------          ---------            ---------

Net increase in cash                                                              3,572              4,094                1,611

Cash and cash equivalents at beginning of period                                  6,915              2,821                1,210
                                                                              ---------          ---------            ---------

Cash and cash equivalents at end of period                                    $  10,487          $   6,915            $   2,821
                                                                              =========          =========            =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid (received) during the period for:

      Interest                                                                $   7,161          $   6,233            $  10,630

      Income taxes                                                            $  (1,674)         $  11,447            $  16,497


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased Scheu & Kniss in fiscal 1999; Lucas Assembly and Test Systems, which has been renamed Assembly Technology & Test (ATT) in fiscal 1998; and Mid-West Automation Enterprises, Inc. (Mid-West) and Hansford Manufacturing Corporation (Hansford) in fiscal 1997.


                                                                                   FISCAL YEAR ENDED
                                                                   ---------------------------------------------------

                                                                     JUNE 27,          JUNE 28,           JUNE 29,
                                                                       1999              1998               1997
                                                                   --------------    --------------     --------------

Fair value of assets acquired                                        $  5,843           $ 56,283          $ 55,185

Fair value assigned to goodwill                                         5,351             14,248            68,226

Cash paid                                                             (10,352)           (46,721)          (92,756)
                                                                     --------           --------          --------

Liabilities assumed                                                  $    842           $ 23,810          $ 30,655
                                                                     =========          ========          ========

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

RESTATEMENT OF FINANCIAL RESULTS

As publicly announced on August 23, 2000 (prior to the issuance of the Company's consolidated financial statements as of and for the fiscal year ended June 25,
2000), it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, as well as the unaudited consolidated quarterly results reported in the Company's Reports on Form 10-Q for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, would need to be restated for certain accounting irregularities at its Kalish subsidiary. The Board of Directors authorized the Audit and Finance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of the discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigation, it was determined that certain assets (primarily accounts receivable, inventories and related accounts and prepaid expenses and other) were overstated at the Company's Kalish and Sencorp subsidiaries due to accounting irregularities. At Kalish, consolidated results as of and for the fiscal years ended June 25, 2000, June 27, 1999, June 28, 1998 and June 29, 1997, were impacted. At Sencorp, only consolidated results as of and for the fiscal year ended June 25, 2000 were impacted.

As a result, the consolidated financial statements as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 as well as the unaudited consolidated quarterly financial data as of and for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 have been restated. The restated consolidated financial statements as of and for the fiscal years ended June 27, 1999 and June 28, 1998 and the consolidated statement of operations, changes in stockholders' equity and cash flows as of and for the fiscal year ended June 29, 1997 has been included in the consolidated financial statements included herein. Comparisons of previously reported and restated financial statements for these periods, including annual financial statements and unaudited quarterly financial data, are set forth in Notes 17 and 18 to the consolidated financial statements included herein.

For the fiscal year ended June 27, 1999, the previously reported financial statements included an understatement of cost of sales by $4,039. After restating cost of sales, the Company's income tax benefit increased by $667. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 27, 1999 was to overstate gross profit and operating income by $4,039, understate net loss by $3,372 and understate diluted net loss per share by $0.34.

For the fiscal year ended June 28, 1998, the previously reported financial statements included an understatement of cost of sales by $7,389. After restating cost of sales, the Company's income tax expense decreased by $3,390. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 28, 1998 was to overstate gross profit and operating income by $7,389, net income by $3,999 and diluted earnings per share by $0.30.

For the fiscal year ended June 29, 1997, the previously reported financial statements included an understatement of cost of sales by $2,106. After restating cost of sales, the Company's income tax expense decreased by $461. The impact of the accounting irregularities on reported operating results for the fiscal year ended June 29, 1997 was to overstate gross profit and operating income by $2,106, net income by $1,645 and diluted earnings per share by $0.15.

Following the Company's announcements regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their officers have been named as defendants in at least five complaints in purported class action lawsuits. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and certain officers. The actions allege that the defendants violated
Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company believes that additional purported class action lawsuits similar to those described above may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

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

Also, as a result of the restatement, the Company has made a demand for the return of the additional purchase price relative to Kalish, as described in Note 3, although no amounts with respect thereto have been reflected in the accompanying June 27, 1999 consolidated balance sheet.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs approximated $3,982, $1,972 and $339 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively, and are included as selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

NOTE 3 - ACQUISITIONS AND DISPOSITION

The following table summarizes certain information regarding the Company's acquisitions during the past three years:

                                                                                                  NET CASH
                                                                                                  PURCHASE
             DATE                                      BUSINESS                                    PRICE
-------------------------------     -----------------------------------------------    -------------------------------
July 1996                           Mid-West Automation Enterprises, Inc.                            $   75,179
September 1996                      Hansford Manufacturing Corporation                                   17,577
July 1997                           Lucas Assembly and Test Systems                                      46,721
August 1998                         Scheu & Kniss                                                        10,352


During the past three fiscal years, the Company made four acquisitions which have significantly expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and financed primarily through bank borrowings, resulting in an increase in the Company's debt. Results of operations of each acquired company have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of each acquisition was allocated to the assets and liabilities acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill.

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business, prior to the restatement described in Note 1. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3,000 and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. One of the former directors of the Company was a controlling shareholder of Kalish prior to its acquisition by the Company.

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

                                                                PRO FORMA INFORMATION
                                                    ----------------------------------------------
                                                          JUNE 27,                 JUNE 28,
                                                            1999                     1998
FISCAL YEAR ENDED                                        AS RESTATED              AS RESTATED
------------------------------------------------    ----------------------    --------------------
Net sales                                               $  443,016               $  536,852

Income (loss) before extraordinary loss                 $   (5,059)              $   27,434

Earnings (loss) per common share:

   Basic                                                $    (0.50)              $     2.43

   Diluted                                              $    (0.50)              $     2.23

NOTE 4 - FINANCING

Long-term debt consisted of the following:


                                                                             JUNE 27,
                                                                               1999                   JUNE 28,
                                                                           AS RESTATED                  1998
                                                                       ---------------------    ----------------------

Notes payable to bank under a term and revolving loan agreement:

   Term loan                                                               $   10,000                 $ 10,000
   Revolving loan                                                              84,483                   78,420
Foreign currency denominated revolving credit facilities                        1,832                    1,400
Other long-term debt                                                            8,278                      191
                                                                       ---------------------    ----------------------
                                                                              104,593                   90,011

Less - current portion                                                            384                       55
                                                                       ---------------------    ----------------------
                                                                            $ 104,209                 $ 89,956
                                                                       ---------------------    ----------------------

On July 21, 1997 the Company replaced its credit facilities with a $175,000 multi-currency revolving and term credit facility. The multi-currency facility provided a $10,000 Canadian term loan and a $165,000 revolving credit facility, which included an approximate $80,000 sublimit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. Borrowings under the multi-currency facility bore interest at floating rates based on the agent bank's base rate or LIBOR (at the option of DTI), plus a specified percentage based on the ratio of funded debt to operating cash flow and the ratings of DTI's corporate debt. At June 27, 1999, interest rates on the multi-currency facility ranged from 3.21% to 7.75%. The facility required commitment fees of 0.125% to 0.25% per annum (as determined by the Company's ratio of funded debt to operating cash flow) payable quarterly on any unused portion of the multi-currency facility. The agreement was secured by the capital stock of each of the significant domestic subsidiaries and 65% of the capital stock of each significant foreign subsidiary of DTI. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in July 1997 of $1,200 attributable to the write-off of $2,000 of unamortized deferred financing fees, net of related $800 tax benefit.

The Company was not in compliance with certain financial covenants within the credit agreement as of June 27, 1999. In September 1999, the Company completed an amendment to the credit facility which provided a permanent waiver of the events of default as of June 27, 1999 as more fully described in Note 16.

On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., issued $7,000 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the planned expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Bank Boston, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 3.65% as of June 27, 1999. The proceeds from the Bonds were held in trust until needed for the expansion. Approximately $5,200 had been received from the Bonds as of June 27, 1999. The Company was not in compliance with certain financial covenants in one of the bond documents as of June 27, 1999. In September 1999, the Company completed an amendment to the relevant bond document, providing, among other things, for the permanent waiver of the covenant defaults as of June 27, 1999, the establishment of revised financial covenants and other requirements, including the furnishing of additional collateral.

The Company's Board of Directors authorized purchases of up to 2 million shares of the Company's common stock. Through June 27, 1999, the Company had repurchased 1,401,100 shares of its common stock at a total cost of $34,430, including fiscal 1999 purchases of 528,100 shares at a total cost of $9,985. The repurchased shares are being used for employee stock option programs. In conjunction with the negotiation of the amended credit facility, the Company agreed that it will make no further repurchases of common stock.

NOTE 5 - COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of common securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. A registration statement relating to resales of such Convertible Preferred Securities was declared effective by the Securities and Exchange Commission on September 2, 1997. In conjunction with the amendment of the credit facility, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred.


NOTE 6 - INCOME TAXES

Income (loss) before provision for income taxes and extraordinary losses was taxed under the following jurisdictions:


                                                                                   FISCAL YEAR ENDED
                                                                   ---------------------------------------------------

                                                                     JUNE 27,          JUNE 28,           JUNE 29,
                                                                       1999              1998               1997
                                                                    AS RESTATED       AS RESTATED        AS RESTATED
                                                                   --------------    --------------     --------------

Domestic                                                           $   (11,543)          $41,269            $42,214
Foreign                                                                  5,107             2,408              1,040
                                                                   --------------    --------------     --------------
                                                                   $    (6,436)          $43,677            $43,254
                                                                   ==============    ==============     ==============

The provision (benefit) for income taxes charged to operations was as follows:


                                                                                   FISCAL YEAR ENDED
                                                                   ---------------------------------------------------
                                                                     JUNE 27,          JUNE 28,           JUNE 29,
                                                                       1999              1998               1997
                                                                    AS RESTATED       AS RESTATED        AS RESTATED
                                                                   --------------    --------------     --------------
Current
   U.S. Federal                                                    $    (4,097)      $      9,329       $    12,406

   State                                                                    29                477             2,763
   Foreign                                                               1,672              2,373               437
                                                                   --------------    --------------     --------------
     Total current                                                      (2,396)            12,179            15,606
                                                                   --------------    --------------     --------------
Deferred
   U.S. Federal                                                            730              4,164             2,411

   State                                                                   227                333               397
   Foreign                                                                 138                116               104
                                                                   --------------    --------------     --------------
     Total deferred                                                      1,095              4,613             2,912
                                                                   --------------    --------------     --------------
Total provision (benefit)                                          $    (1,301)      $     16,792       $    18,518
                                                                   ==============    ==============     ==============



The provision for income taxes for the fiscal years ended June 28, 1998 and June 29, 1997 is net of income tax benefits of $800 and $216, respectively, related to the extraordinary losses as described in Note 4.

Deferred tax liabilities (assets) are comprised of the following:



                                                                             JUNE 27,                 JUNE 28,
                                                                               1999                     1998
                                                                           AS RESTATED               AS RESTATED
                                                                       ---------------------    ----------------------
DEFERRED TAX LIABILITIES
   Depreciation                                                         $    5,856               $    5,592
   Inventory costing capitalization, net                                       964                      833
   Earnings recognized under percentage of completion                        1,468                    2,432
   Goodwill and intangibles amortization                                     3,852                    2,797
   Other                                                                     1,547                      484
                                                                       ---------------------    ----------------------
Total deferred tax liabilities                                              13,687                   12,138
                                                                       ---------------------    ----------------------

DEFERRED TAX ASSETS
   Project and inventory reserves                                           (3,616)                  (3,900)
   Product liability reserves                                                 (488)                    (488)
   Bad debt reserves                                                          (904)                    (862)
   Other accruals                                                           (4,678)                  (3,000)
   Other                                                                    (1,278)                  (1,270)
                                                                       ---------------------    ----------------------
Total deferred tax assets                                                  (10,964)                  (9,520)
                                                                       ---------------------    ----------------------
Deferred tax assets valuation allowance                                        998                      998
                                                                       ---------------------    ----------------------
Total net deferred tax liability                                             3,721                    3,616
Current portion included in prepaid expenses and other                       6,721                    4,211
                                                                       ---------------------    ----------------------
Long-term deferred tax liability                                        $   10,442               $    7,827
                                                                       =====================    ======================


The deferred tax assets valuation allowance has been recorded to reflect the potential non-realization of certain deductible temporary differences.

The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:


                                                                                   FISCAL YEAR ENDED
                                                                   ---------------------------------------------------

                                                                     JUNE 27,          JUNE 28,           JUNE 29,
                                                                       1999              1998               1997
                                                                    AS RESTATED       AS RESTATED        AS RESTATED
                                                                   --------------    --------------     --------------
Tax (benefit) at the U.S. statutory rate                           $    (2,253)      $     15,287       $     15,139
Non-deductible goodwill amortization                                     1,144              1,156                998
State taxes                                                                162                526              2,041
Foreign sales corporation                                                 (354)              (834)              (320)
Other                                                                      ---                657                660
                                                                   --------------    --------------     --------------
Provision (benefit) for income taxes                               $    (1,301)      $     16,792       $     18,518
                                                                   ==============    ==============     ==============


NOTE 7 - RETIREMENT PLANS

The Company offers substantially all of its employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter a written salary deferral agreement under which a maximum of 15% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. The Company will match a percentage of the employee's contribution up to a specified maximum percentage of their salary. In addition, the Company is required to make a mandatory contribution and may make a discretionary contribution from profits. During the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, the Company made contributions of approximately $3,241, $3,023 and $2,377, respectively.

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

In connection with the acquisition of ATT in fiscal 1998, the Company recorded an aggregate net liability of $417 representing the excess of the estimated projected benefit obligation (PBO) over the fair value of plan assets relative to the defined benefit plans for its international division. The following sets forth reconciliations of the PBO and fair value of plan assets:



                                                        RECONCILIATION OF PROJECTED       RECONCILIATION OF PROJECTED
                                                          BENEFIT OBLIGATION FOR           BENEFIT OBLIGATION FROM THE
                                                              THE YEAR ENDED                  DATE OF ACQUISITION TO
                                                              JUNE 27, 1999                       JUNE 28, 1998
                                                      --------------------------------     ---------------------------
Beginning balance                                         $       17,684                    $         13,874
   Service cost                                                      981                                 863
   Interest cost                                                   1,081                               1,030
   Actuarial loss                                                  3,741                               1,664
   Other                                                             154                                 253
   Foreign currency translation                                     (938)                                ---
                                                      --------------------------------     ---------------------------
Ending balance                                            $       22,703                    $         17,684
                                                      ================================     ===========================






                                                        RECONCILIATION OF THE FAIR         RECONCILIATION OF THE FAIR
                                                         VALUE OF PLAN ASSETS FOR          VALUE OF PLAN ASSETS FROM
                                                              THE YEAR ENDED               THE DATE OF ACQUISITION TO
                                                               JUNE 27, 1999                     JUNE 28, 1998
                                                      --------------------------------     ---------------------------

Beginning balance                                         $       17,166                    $         13,457
   Return on plan assets                                           3,066                               2,740
   Employer contribution                                             770                                 716
   Other                                                             154                                 253
   Foreign currency translation                                      920                                 ---
                                                      --------------------------------     ---------------------------
Ending balance                                            $       22,076                    $         17,166
                                                      ================================     ===========================



The following sets forth the funded status of the defined benefit plans:


                                                                  JUNE 27,                          JUNE 28,
                                                                    1999                              1998
                                                        ------------------------------     ---------------------------
Projected benefit obligation                              $       22,703                    $        17,684
Fair value of plan assets                                         22,076                             17,166
                                                        ------------------------------     ---------------------------
Excess of projected benefit obligation over plan
assets                                                               627                                518
Unrecognized net loss                                                116                                 49
                                                        ------------------------------     ---------------------------
Net pension liability                                     $          511                    $           469
                                                        ==============================     ===========================



The following sets forth the defined benefit pension plans' net periodic pension cost:



                                                          FOR THE YEAR ENDED           FOR THE PERIOD FROM THE DATE OF
                                                             JUNE 27, 1999               ACQUISITION TO JUNE 28, 1998
                                                     ------------------------------    -------------------------------
Service cost                                              $     981                         $      863
Interest cost                                                 1,081                              1,030
Expected return on plan assets                               (1,906)                            (1,841)
                                                     ------------------------------    -------------------------------
Net periodic pension cost                                 $     156                         $       52
                                                     ==============================    ===============================



The weighted-average assumptions used to determine the PBO are as follows:

                                                          FOR THE YEAR ENDED           FOR THE PERIOD FROM THE DATE OF
                                                             JUNE 27, 1999               ACQUISITION TO JUNE 28, 1998
                                                     ------------------------------    -------------------------------

Discount rate                                                    6.0%                               6.5%
Expected return on plan assets                                   8.5%                               8.5%
Rate of compensation increase                                    4.0%                               4.0%


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

A summary of the status of the Company's stock option plans as of June 27, 1999, June 28, 1998 and June 29, 1997, and changes during the years then ended are presented below:


                                             FISCAL 1999                   FISCAL 1998               FISCAL 1997
                                       -------------------------     ------------------------    ---------------------
                                                     WEIGHTED                      WEIGHTED                 WEIGHTED
                                                      AVERAGE                      AVERAGE                   AVERAGE
                                                     EXERCISE                      EXERCISE                 EXERCISE
                                         SHARES        PRICE           SHARES       PRICE         SHARES      PRICE
                                       ------------ ------------     ------------ -----------    ---------- ----------
Outstanding at beginning of year         1,013,963    $20.47           939,650      $17.58         662,250     $13.86
Granted                                    252,250    $15.93           236,500      $29.72         376,950     $23.34
Exercised                                   (8,875)   $13.34           (74,887)     $14.95         (49,625)    $13.66
Forfeited                                 (245,400)   $27.75           (87,300)     $19.15         (49,925)    $15.62
                                       ------------                  ------------                ----------
Outstanding at end of year               1,011,938    $17.43         1,013,963      $20.47         939,650     $17.58
                                       ------------                  ------------                ----------
Exercisable at end of year                 404,548                     206,338                     122,625
                                       ============                  ============                ==========


The following table summarizes certain information for options currently outstanding and exercisable at June 27, 1999:


                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    ----------------------------------------------------    --------------------------------------
                                     WEIGHTED AVERAGE       WEIGHTED                               WEIGHTED
    RANGE OF                            REMAINING           AVERAGE                                AVERAGE
    EXERCISE            NUMBER         CONTRACTUAL          EXERCISE            NUMBER             EXERCISE
     PRICES           OUTSTANDING          LIFE              PRICE            EXERCISABLE           PRICE
-----------------    -------------- ------------------- -----------------    -------------- -----------------------
     $10-14                349,163          5                $13.30                271,887          $13.29

     $15-19                523,275          8                $16.65                106,661          $16.85

     $20-30                 41,500          8                $27.69                  7,900          $26.47

     $31-38                 98,000          7                $31.93                 18,100          $32.11
                     --------------                                          --------------

                         1,011,938                                                 404,548
                     ==============                                          ==============



PRO FORMA DISCLOSURES

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the stock options because the options were granted with an exercise price equal to the stock price on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below. Due to the adoption of the methodology prescribed by SFAS 123, the pro forma results shown below only reflect the impact of stock option awards granted in fiscal 1999 and 1998. Because future stock option awards may be granted, the pro forma impact for fiscal 1999 and 1998 is not necessarily indicative of the impact in future years.

                                                                       FISCAL                        FISCAL
                                                                        1999                          1998
                                                                    AS RESTATED                    AS RESTATED
                                                              -------------------------     --------------------------
Net income (loss)                   As reported                    $  (5,135)                        $25,685

                                    Pro forma                      $  (6,767)                        $24,221

Diluted earnings (loss)
   per common share                 As reported                    $   (0.51)                          $2.10

                                    Pro forma                      $   (0.67)                          $2.00


The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:


                                                                FISCAL                             FISCAL
                                                                 1999                               1998
                                                     ------------------------------    -------------------------------
Expected life of options                                        5 years                           5 years
Risk-free interest rates                                     4.54 - 5.27%                       5.49 - 6.11%
Expected volatility of stock                                      44%                               39%
Expected dividend yield                                          0.4%                              0.3%


The weighted average fair value of options granted during the years ended June 27, 1999 and June 28, 1998 was $6.93 and $12.74 per share, respectively.

NOTE 9 - RELATED PARTIES

In years prior to the initial public offering of the Company's common stock, the Company issued 443,250 shares of the Company's common stock at prices which approximated estimated fair value ranging from $1.26 to $2.57 per share to members of management under agreements which allow management to pay for the stock with cash and/or recourse notes receivable to the Company. The recourse notes receivable were issued with interest rates ranging from 5.84% to 6.28% and become due between September 2003 and January 2004. The notes are reflected as a reduction to additional paid-in capital in the accompanying consolidated financial statements.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At June 27, 1999, future minimum lease payments under noncancelable operating leases were as follows:



              FISCAL YEAR:
--------------------------------------------------------------------------------
                  2000                                     $    6,253
                  2001                                          5,113
                  2002                                          4,803
                  2003                                          4,341
                  2004                                          2,088
          2005 and thereafter                                  11,399
                                                        --------------
                                                           $   33,997
                                                        ==============


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

See Note 1 for discussion of restatement related contingencies.

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

NOTE 12 - SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                               JUNE 27,                           JUNE 28,
                                                                 1999                               1998
                                                              AS RESTATED                       AS RESTATED
                                                     ------------------------------    -------------------------------

ACCOUNTS RECEIVABLE
   Trade receivables                                          $   53,030                           $   77,126
   Less - allowance for doubtful accounts                          3,024                                2,142
                                                     ------------------------------    -------------------------------
                                                              $   50,006                           $   74,984
                                                     ==============================    ===============================
INVENTORIES, NET
   Raw materials                                              $   21,835                           $   18,285
   Work in process                                                17,919                               15,187
   Finished goods                                                  9,623                                7,721
                                                     ------------------------------    -------------------------------
                                                              $   49,377                           $   41,193
                                                     ==============================    ===============================

PROPERTY, PLANT AND EQUIPMENT
   Machinery and equipment                                    $   70,811                           $   57,148
   Buildings and improvements                                     30,080                               26,391
   Land and improvements                                           6,924                                5,664
   Construction-in-progress                                        2,950                                3,659
                                                     ------------------------------    -------------------------------
                                                                 110,765                               92,862
   Less - accumulated depreciation                                33,363                               23,679
                                                     ------------------------------    -------------------------------
                                                              $   77,402                           $   69,183
                                                     ==============================    ===============================
ACCRUED LIABILITIES
   Accrued employee compensation and benefits                 $   12,291                           $   13,645
   Other                                                          22,832                               27,746
                                                     ------------------------------    -------------------------------
                                                              $   35,123                           $   41,391
                                                     ==============================    ===============================


During fiscal 1999 and 1998, the Company repurchased 1,401,100 shares of its common stock. The shares remaining in treasury have been reflected in the stockholders' equity section of the consolidated balance sheet as of June 27, 1999 and June 28, 1998 at cost of $30,778 and $24,445, respectively. The repurchased shares are being used for employee stock option programs. In conjunction with the amendment to the credit facility discussed in Note 16, the Company agreed that it will make no further repurchases of common stock.

NOTE 13 - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table represents reconciliations of income (loss) before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the years ended June 27, 1999, June 28, 1998 and June 29, 1997. The convertible preferred securities were antidilutive for the year ended June 27, 1999 and have been excluded from the computation of diluted earnings (loss) per share (share data in thousands).


                                                                   FOR THE YEAR ENDED
                                    ----------------------------------------------------------------------------------
                                         JUNE 27, 1999                JUNE 28, 1998                JUNE 29, 1997
                                          AS RESTATED                  AS RESTATED                  AS RESTATED
                                    -------------------------    -------------------------    ------------------------
                                     Loss before                 Income before                Income before
                                    extraordinary                extraordinary                extraordinary
                                        loss        Shares            loss        Shares          loss        Shares
                                    -------------- ----------    --------------- ---------    -------------- ---------

Basic                                  $  (5,135)   10,149          $  26,885      11,297        $   24,736    10,349

Effect of dilutive securities:

   Mandatorily redeemable
      convertible preferred
      securities                                                        3,008       1,806               151        80
   Stock options                                                                      394                         472
   Contingent issuable shares                                                         124                         121
                                    -------------- ----------    --------------- ---------    -------------- ---------
Diluted                                $  (5,135)   10,149          $  29,893      13,621        $   24,887    11,022
                                    ============== ==========    =============== =========    ============== =========

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

The restructuring charge of $2,500 comprised severance costs associated with management changes and workforce reductions, idle facility costs resulting from the lower level of order activity and non-cash asset writedowns. The costs included the shut down of one packaging manufacturing facility in July 1999. The breakdown of the restructuring reserve recorded in the fourth quarter was as follows:

                                                          Beginning              Charges to               As of
                                                           Balance                 Reserve            June 27, 1999
                                                    ---------------------    ------------------    ------------------
              Severance costs                            $     1,749            $     (256)           $       1,493

              Idle facilities costs                              390                  (126)                     264

              Asset writedowns and other                         361                   ---                      361
                                                    ---------------------    ------------------    ------------------
                                                         $     2,500            $     (382)           $       2,118
                                                    =====================    ==================    ==================



The balance of the restructuring reserve is expected to be fully utilized in fiscal 2000.

NOTE 15 - BUSINESS SEGMENTS

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

Financial information for the Company's reportable segments consisted of the following:


                                                                      FISCAL            FISCAL             FISCAL
                                                                       1999              1998               1997
                                                                    AS RESTATED       AS RESTATED        AS RESTATED
                                                                   --------------    --------------     --------------

NET SALES
   Automation                                                        $  299,787        $   355,052        $   248,213
   Packaging                                                            109,487            116,803            100,435
   Other                                                                 32,810             47,487             47,462
                                                                   --------------    --------------     --------------
      Consolidated Total                                             $  442,084        $   519,342        $   396,110
                                                                   ==============    ==============     ==============

OPERATING INCOME (LOSS)
   Automation                                                        $    5,573        $    47,436        $    39,629
   Packaging                                                              8,400             13,412             15,052
   Other                                                                  1,765              3,391              6,966
   Corporate                                                             (9,420)            (9,041)            (7,054)
                                                                   --------------    --------------     --------------
      Consolidated Total                                             $    6,318        $    55,198        $    54,593
                                                                   ==============    ==============     ==============

ASSETS
   Automation                                                        $  272,816        $   299,423        $   240,396
   Packaging                                                            142,828            118,414            114,675
   Other                                                                 21,325             25,170             34,812
   Corporate                                                             16,296              8,693              3,543
                                                                   --------------    --------------     --------------
      Consolidated Total                                             $  453,265        $   451,700        $   393,426
                                                                   ==============    ==============     ==============

CAPITAL EXPENDITURES
   Automation                                                        $    3,889        $     9,441        $     6,654
   Packaging                                                              9,327              3,313                770
   Other                                                                  1,624              3,459              3,806
   Corporate                                                              1,063              1,101                620
                                                                   --------------    --------------     --------------
      Consolidated Total                                             $   15,903        $    17,314        $    11,850
                                                                   ==============    ==============     ==============

DEPRECIATION AND AMORTIZATION
   Automation                                                        $     9,426       $     8,714              6,327
   Packaging                                                               3,595             2,793              2,564
   Other                                                                   1,496             1,491              1,258
   Corporate                                                                 947               752                904
                                                                   --------------    --------------     --------------
      Consolidated Total                                             $    15,464       $    13,750             11,053
                                                                   ==============    ==============     ==============

The reconciliation of segment operating income to consolidated income (loss) before income taxes consisted of the following:


                                                                      FISCAL            FISCAL             FISCAL
                                                                       1999              1998               1997
                                                                    AS RESTATED       AS RESTATED        AS RESTATED
                                                                   --------------    --------------     --------------

Automation                                                           $   5,573          $  47,436           $ 39,629
Packaging                                                                8,400             13,412             15,052
                                                                   --------------    --------------     --------------
   Operating income for reportable segments                             13,973             60,848             54,681
Operating income for immaterial businesses                               1,765              3,391              6,966
Corporate                                                               (9,420)            (9,041)            (7,054)
Interest expense                                                        (7,742)            (6,509)           (11,088)

Dividends on Company-obligated, mandatorily redeemable
   convertible preferred securities of subsidiary DT Capital
   Trust holding solely convertible junior subordinated debentures
   of the Company                                                       (5,012)            (5,012)              (251)
                                                                   --------------    --------------     --------------
Consolidated income (loss) before income taxes                       $  (6,436)         $  43,677           $ 43,254
                                                                   ==============    ==============     ==============


Financial information related to the Company's operations by geographic area consisted of the following:


                                                                      FISCAL            FISCAL             FISCAL
                                                                       1999              1998               1997
                                                                   --------------    --------------     --------------
NET SALES
   United States                                                   $     333,602     $     357,146      $     275,863
   International                                                         108,482           162,196            120,247
                                                                   -------------     -------------      -------------
      Consolidated Total                                           $     442,084     $     519,342      $     396,110
                                                                   =============     =============      =============

LONG-LIVED ASSETS
   United States                                                   $      67,784     $      59,027      $      49,487
   International                                                           9,618            10,156              1,645
                                                                   -------------     -------------      -------------
      Consolidated Total                                           $      77,402     $      69,183      $      51,132
                                                                   =============     =============      =============

Net sales are attributed to countries based on the shipping destination of products sold. Long-lived assets consist of total property, plant and equipment.

NOTE 16 - SUBSEQUENT EVENTS

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

In September 1999, the Company completed an amendment to its $175,000 credit facility. The total line of credit as amended is $135,000, including a $125,000 revolving credit facility and a $10,000 term credit facility. The amendment included a provision to increase the facility to $140,000 if the Company met certain operating cash flow targets during the first six months of fiscal 2000. Borrowings under the amendment to the credit facility bore interest at floating rates based on the prime rate plus 1 7/8% or LIBOR plus 3% (at the option of DTI). The credit facility, as amended, was scheduled to mature on April 2, 2001. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The amendment to the credit facility provided a permanent waiver of the events of default as of June 27, 1999 and established a revised set of financial and other covenants and restrictions.

In conjunction with the amendment to the credit facility in September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures described in Note 5. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred and DTI will not declare or pay dividends on its common stock.

NOTE 17 - RESTATEMENT

As described in Note 1, the June 27, 1999, June 28, 1998 and June 29, 1997 financial statements have been restated. A comparison of previously reported and restated financial statements follows:

CONSOLIDATED BALANCE SHEETS



                                     JUNE 27,                       JUNE 28,                        JUNE 29,
                                       1999         JUNE 27,          1998          JUNE 28,          1997          JUNE 29,
                                   AS PREVIOUSLY      1999        AS PREVIOUSLY       1998        AS PREVIOUSLY       1997
                                     REPORTED      AS RESTATED      REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                   -------------   -----------    -------------    -----------    -------------    -----------
ASSETS
   Current assets:
      Cash                         $     10,487    $    10,487    $      6,915     $     6,915    $      2,821     $     2,821
      Accounts receivable, net           50,691         50,006          75,634          74,984          68,538          68,538
      Costs and estimated
        earnings in excess of
        amounts billed on
        uncompleted contracts            64,894         65,806          66,910          67,469          51,643          51,643
      Inventories, net                   56,876         49,377          48,755          41,193          42,198          40,428
      Prepaid expenses and
        other                            12,320         16,070           8,931           8,282           7,051           7,051
                                    -----------    -----------    ------------     -----------    ------------     -----------
        Total current assets            195,268        191,746         207,145         198,843         172,251         170,481

   Property, plant and
      equipment, net                     77,402         77,402          69,183          69,183          51,132          51,132
   Goodwill, net                        180,066        180,066         177,578         177,578         168,401         168,401

   Other assets, net                      4,051          4,051           6,096           6,096           3,412           3,412
                                    -----------    -----------    ------------     -----------    ------------     -----------
                                    $   456,787    $   453,265    $    460,002     $   451,700    $    395,196     $   393,426
                                    ===========    ===========    ============     ===========    ============     ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
   Current liabilities:
      Current portion of
        long-term debt              $       384    $       384    $         55     $        55    $      1,527     $     1,527
      Accounts payable                   37,507         37,507          33,627          33,627          31,353          31,353
      Customer advances                  15,066         15,087          13,573          12,529          11,232          11,232
      Billings in excess of
        costs and estimated
        earnings on uncompleted
        contracts                         6,837          6,837           8,218           8,218           7,172           7,172
      Accrued liabilities                32,418         35,123          43,232          41,391          29,986          29,861
                                    -----------    -----------    ------------     -----------    ------------     -----------
        Total current
          liabilities                    92,212         94,938          98,705          95,820          81,270          81,145
                                    -----------    -----------    ------------     -----------    ------------     -----------
   Long-term debt                       103,659        104,209          89,956          89,956          46,978          46,978
   Deferred income taxes                  8,376         10,442           7,827           7,827           6,435           6,435
   Other long-term liabilities            3,400          3,400           3,455           3,455           5,246           5,246
                                    -----------    -----------    ------------     -----------    ------------     -----------
                                        115,435        118,051         101,238         101,238          58,659          58,659
                                    -----------    -----------    ------------     -----------    ------------     -----------
   Commitments and contingencies
   Company-obligated, mandatorily
      redeemable convertible
      preferred securities of
      subsidiary DT Capital
      Trust holding solely
      convertible junior
      subordinated debentures of
      the Company                        70,000         70,000          70,000          70,000          70,000          70,000
                                    -----------    -----------    ------------     -----------    ------------     -----------
   Stockholders' equity:
      Preferred stock, $0.01
        par value; 1,500,000
        shares authorized; no
        shares issued and
        outstanding
      Common stock, $0.01 par
        value; 100,000,000 shares
        authorized; 10,107,274,
        10,502,762 and 11,300,875
        shares outstanding,
        respectively                        113            113             113             113             113             113
      Additional paid-in capital        133,348        133,348         134,608         134,608         133,370         133,370
      Retained earnings                  77,984         68,968          80,561          74,917          51,784          50,139
      Cumulative translation
        adjustment                       (1,527)        (1,375)           (778)           (551)            ---             ---
      Less -
        Treasury stock (1,268,488,
          873,000 and 0 shares,
          respectively), at cost        (30,778)       (30,778)        (24,445)        (24,445)            ---             ---
                                    -----------    -----------    ------------     -----------    ------------     -----------
      Total stockholders' equity        179,140        170,276         190,059         184,642         185,267         183,622
                                    -----------    -----------    ------------     -----------    ------------     -----------
                                    $   456,787    $   453,265    $    460,002     $   451,700    $    395,196     $   393,426
                                    ===========    ===========    ============     ===========    ============     ===========


CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          FISCAL YEAR ENDED
                                   ----------------------------------------------------------------------------------------------
                                      JUNE 27,                        JUNE 28,                         JUNE 29,
                                       1999          JUNE 27,          1998            JUNE 28,         1997           JUNE 29,
                                   AS PREVIOUSLY       1999        AS PREVIOUSLY        1998        AS PREVIOUSLY        1997
                                     REPORTED       AS RESTATED      REPORTED        AS RESTATED       REPORTED       AS RESTATED
                                   -------------    -----------    -------------     -----------    -------------    ------------
Net sales                          $    442,084     $   442,084    $    519,342      $   519,342    $    396,110     $    396,110
Cost of sales                           348,487         352,526         380,126          387,515         285,044          287,150
                                   ------------     -----------    ------------      -----------    ------------     ------------
Gross profit                             93,597          89,558         139,216          131,827         111,066          108,960
Selling, general and
 administrative expenses                 80,740          80,740          75,246           75,246          54,367           54,367
Restructuring charge                      2,500           2,500             ---              ---             ---              ---
Loss on sale of assets of
 Knitting Elements division                 ---             ---           1,383            1,383             ---              ---
                                   ------------     -----------     -----------      -----------    ------------     ------------
Operating income                         10,357           6,318          62,587           55,198          56,699           54,593
Interest expense                          7,742           7,742           6,509            6,509          11,088           11,088
Dividends on Company-obligated,
 mandatorily redeemable
 convertible preferred
 securities of subsidiary DT
 Capital Trust holding solely
 convertible junior
 subordinated debentures of
 the Company, at 7.16% per
 annum                                    5,012           5,012           5,012            5,012             251              251
                                   ------------     -----------    ------------      -----------    ------------     ------------
Income (loss) before provision
 for income taxes and
 extraordinary loss                      (2,397)         (6,436)         51,066           43,677          45,360           43,254
Provision (benefit) for income
 taxes                                     (634)         (1,301)         20,182           16,792          18,979           18,518
                                   ------------     -----------    ------------      -----------    ------------     ------------
Income (loss) before
 extraordinary loss                      (1,763)         (5,135)         30,884           26,885          26,381           24,736
Extraordinary loss on debt
 refinancing, net of income tax
 benefits of $800 and $216,
 respectively                               ---             ---           1,200            1,200             324              324
                                   ------------     -----------    ------------      -----------    ------------     ------------
Net income (loss)                  $     (1,763)    $    (5,135)   $     29,684      $    25,685    $     26,057     $     24,412
                                   ============     ===========    ============      ===========    ============     ============
Basic earnings (loss) per
 common share:
 Income (loss) before
  extraordinary loss               $      (0.17)    $     (0.51)   $       2.73      $      2.38    $       2.55     $       2.40
 Extraordinary loss                         ---             ---            0.10             0.11            0.03             0.03
                                   ------------     -----------    ------------      -----------    ------------     ------------
 Net income (loss)                 $      (0.17)    $     (0.51)   $       2.63      $      2.27    $       2.52     $       2.37
                                   ============     ===========    ============      ===========    ============     ============
Diluted earnings (loss) per
 common share:
                                   ------------     -----------    ------------      -----------    ------------     ------------
 Income (loss) before
  extraordinary loss               $      (0.17)    $     (0.51)   $       2.49      $      2.19    $       2.41     $       2.26
 Extraordinary loss                         ---             ---            0.09             0.09            0.03             0.03
                                   ------------     -----------    ------------      -----------    ------------     ------------
 Net income (loss                  $      (0.17)    $     (0.51)   $       2.40      $      2.10    $       2.38     $       2.23
                                   ============     ===========    ============      ===========    ============     ============
Weighted average common shares
 outstanding:
 Basic                               10,149,215      10,149,215      11,297,409       11,297,409      10,349,444       10,349,444
 Diluted                             10,181,800      10,149,215      13,621,481       13,621,481      11,022,080       11,022,080
                                   ============     ===========    ============      ===========    ============     ============

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

As described in Note 1, the unaudited quarterly information for the interim periods in the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 have been restated.

Unaudited quarterly financial data for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 are as follows (in thousands, except per share data):



                       1st Quarter                 2nd Quarter                 3rd Quarter                 4th Quarter
                      As Previously  1st Quarter  As Previously  2nd Quarter  As Previously  3rd Quarter  As Previously  4th Quarter
                        Reported     As Restated    Reported     As Restated    Reported     As Restated    Reported     As Restated
                      -------------  -----------  -------------  -----------  -------------  -----------  -------------  -----------
Year ended June 27,
1999

Net sales              $  112,907     $ 112,907    $  111,627    $  111,627    $   104,097   $  104,097     $  113,453    $ 113,453

Cost of sales              84,682        85,754        86,052        86,768         79,604       80,166         98,149       99,838

Gross profit               28,225        27,153        25,575        24,859         24,493       23,931         15,304       13,615

Operating income
(loss)                      9,444         8,372         5,051         4,334          3,777        3,214         (7,915)      (9,602)

Net income (loss)           3,785         3,121         1,092           647            492          143         (7,132)      (9,046)

Diluted earnings       $     0.37     $    0.31    $     0.11    $     0.06    $      0.05   $     0.01     $    (0.70)   $   (0.89)
(loss) per share




Year ended June 28,
1998

Net sales              $  115,764     $ 115,764    $  132,431    $  132,431    $   132,561   $  132,561     $  138,586    $ 138,586

Cost of sales              84,856        86,316        96,454        98,001         96,054       97,860        102,762      105,338

Gross profit               30,908        29,448        35,977        34,430         36,507       34,701         35,824       33,248

Operating income           13,819        12,359        16,848        15,301         15,544       15,015         16,376       12,523

Net income                  5,335         4,430         8,228         7,269          7,714        6,594          8,407        7,392

Diluted earnings per   $     0.44     $    0.38    $     0.66    $     0.59    $      0.62   $     0.54     $     0.68    $    0.59
share





Year ended June 29,
1997

Net sales              $   82,635     $  82,635    $  100,693    $  100,693    $   103,359   $  103,359     $  109,423    $ 109,423

Cost of sales              59,870        60,268        73,023        73,555         73,652       74,177         78,499       79,150

Gross profit               22,765        22,367        27,670        27,138         29,707       29,182         30,924       30,273

Operating income           11,177        10,780        13,908        13,377         14,952       14,429         16,662       16,007

Net income                  4,549         4,301         6,038         5,708          7,216        6,891          8,254        7,512

Diluted earnings per   $     0.48     $    0.45    $     0.58    $     0.54    $      0.61   $     0.58     $     0.69    $    0.66
share


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

     10.37* DT Industries, Inc. Directors Deferred Compensation Plan (previously filed)

     10.38* DT Industries, Inc. Non-Qualified Deferred Compensation Plan (previously filed)

      11.0      Computation of Earnings Per Share

      21.0      Subsidiaries of the Registrant (previously filed)

      23.0      Consent of PricewaterhouseCoopers LLP

      24.0      Powers of Attorney

--------------------

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DT INDUSTRIES, INC.

                                 By:  /s/ Wayne W. Schultz
                                    --------------------------------------------
                                    Wayne W. Schultz
                                    Interim Senior Vice President - Finance
Dated: December 8, 2000             (Principal Financial and Accounting Officer)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
   Stockholders of DT Industries, Inc.


         Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries, referred to in our report dated August 6, 1999, except as to Note 16 which is as of September 27, 1999 and Notes 1 and 17 which are as of October 4, 2000, appearing in this Form 10-K/A, also included an audit of the Financial Statement Schedule of DT Industries, Inc. listed in item 14 of this Form 10-K/A. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
August 6, 1999, except for Note 16 to the consolidated financial statements which is as of September 27, 1999 and Notes 1 and 17 to the consolidated financial statements which are as of October 4, 2000

                               DT INDUSTRIES, INC.

                                  SCHEDULE VIII
            RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


        COLUMN A            COLUMN B          COLUMN C        COLUMN D         COLUMN E         COLUMN F         COLUMN G
                                                                                                                BALANCE AT
                           BALANCE AT        CHARGED TO      CHARGED TO                         PURCHASE          END OF
     VALUATION AND          BEGINNING         COSTS AND         OTHER                         OF NET ASSETS       PERIOD
    RESERVE ACCOUNTS        OF PERIOD         EXPENSES        ACCOUNTS        DEDUCTIONS

                                        FOR THE FISCAL YEAR ENDED JUNE 27, 1999, AS RESTATED
Deferred Tax Assets
   Valuation  Allowance         $   998                                                                         $    998

Accounts Receivable
   Reserve                      $ 2,142        $ 1,321                           ($ 439)                        $  3,024


                                        FOR THE FISCAL YEAR ENDED JUNE 28, 1998, AS RESTATED
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



                                        FOR THE FISCAL YEAR ENDED JUNE 29, 1997, AS RESTATED
Deferred Tax Assets
   Valuation  Allowance         $ 1,029                                                                         $  1,029

Accounts Receivable
   Reserve                      $ 1,294        $   356                           ($ 373)        $ 572(1)        $  1,849

(1)      Reflects increase to Accounts Receivable Reserves due to acquisition of Mid-West and Hansford.

