Form 10-Q
period 2000-12-24
DT INDUSTRIES INC
filed 2001-02-07
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended          December 24, 2000
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


                   Yes    X                      No
                      ---------                    ---------

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 2, 2001 was 10,107,274.
                                ----------------     ----------

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------



                                                                                                 Page
                                                                                                 Number

Part I    Financial Information

          Item 1.       Financial Statements (Unaudited)

                        Consolidated Balance Sheets at December 24, 2000
                           and June 25, 2000                                                        2

                        Consolidated Statement of Operations for the three and
                           six months ended December 24, 2000 and December
                           26, 1999                                                                 3

                        Consolidated Statement of Changes in Stockholders'
                           Equity for the six months ended December 24,
                           2000                                                                     4

                        Consolidated Statement of Cash Flows for the six
                           months ended December 24, 2000 and December
                           26, 1999                                                                 5

                        Notes to Consolidated Financial Statements                               6-11

          Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  12-20

          Item 3.       Quantitative and Qualitative Disclosures About Market
                           Risk                                                                    20

Part II   Other Information

          Item 1.       Legal Proceedings                                                          21

          Item 4.       Submission of Matters to a Vote of Security Holders                        21

          Item 5.       Other Information                                                          22

          Item 6.       Exhibits and Reports on Form 8-K                                           22

Signature                                                                                          24

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------


                                                                          December 24,           June 25,
                                                                             2000                  2000
                                                                         -------------         ------------
ASSETS
Current assets:

     Cash and cash equivalents                                           $     8,544           $     8,705

     Accounts receivable, net                                                 53,520                58,924

     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                        118,451                94,925

     Inventories, net                                                         59,291                52,926

     Prepaid expenses and other                                               17,072                14,296
                                                                         -----------           -----------

          Total current assets                                               256,878               229,776

Property, plant and equipment, net                                            69,978                73,218

Goodwill, net                                                                170,670               173,823

Other assets, net                                                              4,258                 4,253
                                                                         -----------           -----------

                                                                         $   501,784           $   481,070
                                                                         -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of long-term debt                                   $       680           $       713

     Senior secured term and revolving credit facility (Note 4)              135,208                   ---

     Accounts payable                                                         43,223                47,189

     Customer advances                                                        34,662                22,411

     Accrued liabilities                                                      26,010                35,446
                                                                         -----------           -----------

          Total current liabilities                                          239,783               105,759
                                                                         -----------           -----------

Senior secured term and revolving credit facility (Note 4)                       ---               116,928

Other long-term debt                                                           8,855                 9,216

Deferred income taxes                                                         10,375                10,375

Other long-term liabilities                                                    3,858                 3,709
                                                                         -----------           -----------

          Total long-term obligations                                         23,088               140,228
                                                                         -----------           -----------

Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust
holding solely convertible junior subordinated debentures
of the Company                                                                77,854                70,000
                                                                         -----------           -----------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,107,274 shares outstanding                              113                   113

     Additional paid-in capital                                              133,420               133,348

     Retained earnings                                                        60,325                64,378

     Cumulative translation adjustment                                        (2,021)               (1,978)

     Less -
          Treasury stock (1,268,488 shares), at cost                         (30,778)              (30,778)
                                                                         -----------           -----------

          Total stockholders' equity                                         161,059               165,083
                                                                         -----------           -----------

                                                                         $   501,784           $   481,070
                                                                         -----------           -----------




          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------


                                          Three months ended               Six months ended

                                     December 24,   December 26,    December 24,     December 26,
                                        2000            1999            2000            1999
                                    -------------   ------------    ------------    ------------

Net sales                           $    131,425    $    107,982    $    247,876    $    209,111

Cost of sales                            106,750          85,588         203,197         166,666
                                    ------------    ------------    ------------    ------------

Gross profit                              24,675          22,394          44,679          42,445

Selling, general and
   administrative expenses                19,875          19,372          39,596          39,218
                                    ------------    ------------    ------------    ------------

Operating income                           4,800           3,022           5,083           3,227

Interest expense                           4,218           2,642           7,679           4,440

Accrued dividends on Company-
   obligated, mandatorily
   redeemable convertible
   preferred securities of
   subsidiary DT Capital Trust
   holding solely convertible
   junior subordinated debentures
   of the Company, at 7.16% per
    annum                                  1,365           1,275           2,707           2,528
                                    ------------    ------------    ------------    ------------

Loss before provision (benefit)
for income taxes                            (783)           (895)         (5,303)         (3,741)

Provision (benefit) for income
   taxes                                     146              (8)         (1,250)           (717)
                                    ------------    ------------    ------------    ------------

Net loss                            $       (929)   $       (887)   $     (4,053)   $     (3,024)
                                    ------------    ------------    ------------    ------------

Net loss per common share:

   Basic                            $      (0.09)   $      (0.09)   $      (0.40)   $      (0.30)

   Diluted                          $      (0.09)   $      (0.09)   $      (0.40)   $      (0.30)
                                    ------------    ------------    ------------    ------------

Weighted average common shares
outstanding:

      Basic                           10,107,274      10,107,274      10,107,274      10,107,274

      Diluted                         10,107,274      10,107,274      10,107,274      10,107,274
                                    ------------    ------------    ------------    ------------


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 24, 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------



                                                         Accumulated
                                                            other                    Additional
                                            Retained    comprehensive      Common      paid-in      Treasury
                                            earnings        loss           stock       capital       stock         Total
                                           ----------   -------------   -----------  -----------   -----------   ----------
Balance, June 25, 2000                     $   64,378   $     (1,978)   $      113   $   133,348   $  (30,778)   $  165,083

Comprehensive loss:

   Net loss                                    (4,053)

   Foreign currency translation                                  (43)

      Total comprehensive loss                                                                                       (4,096)

Payment on stock subscriptions receivable                                                     72                         72
                                           --------------------------------------------------------------------------------

Balance, December 24, 2000                 $   60,325   $     (2,021)   $      113   $   133,420   $  (30,778)   $  161,059
                                           ================================================================================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------


                                                                               Six Months Ended
                                                                    December 24,              December 26,
                                                                        2000                     1999
                                                                    ------------              ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $ (4,053)                  $ (3,024)

Adjustments to reconcile net loss to net cash used by operating activities:

     Depreciation                                                       4,862                      5,528

     Amortization                                                       3,452                      2,973

(Increase) decrease in current assets, excluding the effect of acquisitions:

     Accounts receivable                                                5,404                    (12,072)

     Costs and earnings in excess of amounts billed                   (23,526)                     3,225

     Inventories                                                       (6,365)                    (1,541)

     Prepaid expenses and other                                        (2,966)                     4,191

Increase (decrease) in current liabilities, excluding the effect of acquisitions:

     Accounts payable                                                  (3,966)                    (8,330)

     Customer advances                                                 12,251                      4,268

     Accrued liabilities                                               (1,582)                    (1,945)

     Other                                                                149                         75
                                                                     --------                   --------

     Net cash used by operating activities                            (16,340)                    (6,652)
                                                                     --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                              (1,799)                    (3,419)

     Acquisition of C.E. King net assets                                 --                       (2,116)

     Other                                                               --                         (528)
                                                                     --------                   --------

     Net cash used by investing activities                             (1,799)                    (6,063)
                                                                     --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans                               19,460                     21,385

     Payments on borrowings                                              (717)                      (396)

     Financing costs                                                     (808)                      (993)

     Payments on stock subscriptions receivable                            72                       --
                                                                     --------                   --------

     Net cash provided by financing activities                         18,007                     19,996
                                                                     --------                   --------

Effect of exchange rate changes                                           (29)                        30
                                                                     --------                   --------

Net increase (decrease) in cash                                          (161)                     7,311

Cash and cash equivalents at beginning of period                        8,705                     10,487
                                                                     --------                   --------

Cash and cash equivalents at end of period                           $  8,544                   $ 17,798
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


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------


1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended June 25, 2000.

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

         The pro forma effect of the above acquisition is not material to the Company's financial results for the six months ended December 26, 1999.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------


4.       FINANCING

         As of December 24, 2000 and June 25, 2000, long-term debt consisted of the following:


                                                                               December 24,            June 25,
                                                                                   2000                  2000
                                                                            -------------------    -----------------
         Term and revolving loans under senior credit facility:

              Term loan                                                     $            9,989     $         10,000

              Revolving loans                                                          125,219              106,928

         Other long-term debt                                                            9,535                9,929
                                                                            -------------------    -----------------

                                                                                       144,743              126,857

         Less - senior secured credit facility maturing July 2, 2001                   135,208                  ---

         Less - current portion of other long-term debt                                    680                  713
                                                                            -------------------    -----------------
                                                                            $            8,855     $        126,144
                                                                            ===================    =================



         The Company's credit facility includes a $130,000 revolving credit facility and a $10,000 term credit facility and matures on July 2, 2001. Borrowings under the credit facility bore interest at floating rates based on the prime rate plus 2 3/8% or LIBOR plus 3 1/2% for foreign currency borrowings. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The Company had substantially no borrowing availability under the credit facility as of December 24, 2000.

         As a result of the Company's fiscal 2000 financial results, the Company was in default of a number of provisions of its senior credit agreement and another agreement. The Company and the lenders amended the relevant credit agreements effective October 10, 2000. The amendment to the credit agreements included provisions that amended the financial covenants, waived certain existing defaults of covenants and breaches of representations and warranties and increased the interest rate on borrowings made pursuant to the facility. From October 10, 2000 until February 14, 2001, all borrowings under the amended credit facility bear interest at a floating rate based on the prime rate plus 2 3/8%, except for foreign currency borrowings, which bear interest at a floating rate equal to LIBOR plus 3 1/2%. After February 15, 2001, such borrowings will bear interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3 3/4%, as applicable. The overall line of credit and maturity were not amended.

         Since the Company's credit facility matures on July 2, 2001, borrowings of $135,208 under this facility have been presented within current liabilities in the Company's December 24, 2000 consolidated balance sheet. The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and expects to complete such refinancing prior to July 2, 2001, although there can be no assurance that such refinancing will be completed by this date. The Company has also implemented other cash management initiatives for fiscal 2001, including a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, accelerated payment terms from customers, among other things. On a longer term basis, the Company has engaged an investment banking firm and is actively marketing the sale of several business units.

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

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. In conjunction with the amendment of the credit facility as discussed in
         Note 4, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $7,854 have been deferred and accrued as of December 24, 2000 and are included in the principal amount of the securities.

6.       BUSINESS SEGMENTS

         Financial information for the Company's reportable segments consisted of the following:


                                       Three Months Ended                    Six Months Ended
                                  December 24,      December 26,      December 24,      December 26,
                                     2000               1999              2000              1999
                                  ------------      ------------      ------------      ------------
Net sales

   Automation                      $ 97,511          $ 66,975          $181,868          $127,768

   Packaging                         24,888            32,109            47,699            63,977

   Other                              9,026             8,898            18,309            17,366
                                   --------          --------          --------          --------

       Consolidated total          $131,425          $107,982          $247,876          $209,111
                                   ========          ========          ========          ========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------


         The reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes consisted of the following:



                                             Three Months Ended                        Six Months Ended

                                      December 24,        December 26,          December 24,         December 26,
                                         2000                1999                  2000                 1999
                                    ----------------    ---------------       ---------------      ---------------
Automation                             $  9,309             $  2,124             $ 12,324             $  2,247

Packaging                                (1,458)               2,300               (2,564)               4,383
                                       --------             --------             --------             --------

   Operating income for
      reportable segments                 7,851                4,424                9,760                6,630

Operating income for
      immaterial businesses                 333                  599                  735                  823

Corporate                                (3,384)              (2,001)              (5,412)              (4,226)

Interest expense                         (4,218)              (2,642)              (7,679)              (4,440)

Accrued dividends on
   Company-obligated,
   mandatorily redeemable
   convertible preferred
   securities                            (1,365)              (1,275)              (2,707)              (2,528)
                                       --------             --------             --------             --------

Consolidated loss
   before income taxes                 $   (783)            $   (895)            $ (5,303)            $ (3,741)
                                       ========             ========             ========             ========

         In the second quarter, results of operations of the Company's Automation segment reflect the capitalization of $2,400 of certain engineering costs on the first of multiple systems being manufactured for a significant electronics customer. The Company will be amortizing these engineering costs over the systems currently in backlog.

         Corporate operating loss in the second quarter of fiscal 2001 includes approximately $1,800 of non-recurring legal, professional and severance costs as a result of the accounting irregularities.

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                                  December 24, 2000          June 25, 2000
                                                                --------------------       ------------------
Inventories, net:

     Raw materials                                                    $28,697                    $26,776

     Work in process                                                   24,955                     17,236

     Finished goods                                                     5,638                      8,914

                                                                      -------                    -------

                                                                      $59,291                    $52,926
                                                                      =======                    =======

Accrued liabilities:

     Accrued employee compensation and benefits                       $11,687                    $14,747

     Dividends on convertible preferred securities                       --                        5,146

     Accrued warranty                                                   2,040                      2,566

     Other                                                             12,283                     12,987
                                                                      -------                    -------

                                                                      $26,010                    $35,446
                                                                      =======                    =======

         The dividends on convertible preferred securities have been classified as long-term and included in the principal balance of the securities at December 24, 2000.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------


8.       STOCK OPTION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:


                                                                        AVERAGE                    SHARES SUBJECT
                                                                         PRICE                        TO OPTION
                                                                    ----------------               --------------
              Options outstanding at June 25, 2000                      $ 14.27                        1,328,513

              Options granted                                           $  4.62                          102,000

              Options exercised                                             ---                              ---

              Options forfeited                                         $ 13.52                         (264,546)
                                                                                                   --------------

              Options outstanding at December 24, 2000                  $ 13.60                        1,165,967
                                                                                                   ==============

              Exercisable at December 24, 2000                                                           703,042
                                                                                                   ==============


9.       DERIVATIVES

         Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. The Company adopted the provisions of SFAS 133 during the fiscal year ended June 24, 2001. The Company holds no material derivative financial instruments at or for the six months ended December 24, 2000.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------


         In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3,000 and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a former director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company made a written demand for the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the June 25, 2000 or December 24, 2000 consolidated financial statements. Mr. Lewis resigned from the Board effective November 2, 2000. The Company intends to commence legal action against Mr. Lewis in the third quarter to recover these amounts.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 12
--------------------------------------------------------------------------------


GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended December 24, 2000 compared to the three months ended December 26, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000.

The Company primarily operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment, including thermoforming, blister packaging and heat-sealing systems.

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

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement also appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results".

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:


                                                    Three Months Ended                       Six Months Ended

                                             December 24,        December 26,        December 24,       December 26,
                                                 2000                1999                2000               1999
                                            ----------------    ---------------     ---------------    ----------------
Net sales                                          100.0%              100.0%               100.0%            100.0%

Cost of sales                                       81.2                79.3                 82.0              79.7
                                            ----------------    ---------------     ---------------    ----------------

Gross profit                                        18.8                20.7                 18.0              20.3

Selling, general and administrative
expenses                                            15.1                17.9                 15.9              18.8
                                            ----------------    ---------------     ---------------    ----------------

Operating income                                     3.7                 2.8                  2.1               1.5

Interest expense                                     3.3                 2.4                  3.1               2.1

Dividends on Company-obligated,
mandatorily redeemable convertible
preferred securities of subsidiary DT
Capital Trust                                        1.0                 1.2                  1.1               1.2
                                            ----------------    ---------------     ---------------    ----------------

Loss before provision (benefit) for
income taxes                                        (0.6)               (0.8)                (2.1)             (1.8)

Provision (benefit) for income taxes                 0.1                 ---                 (0.5)             (0.3)
                                            ----------------    ---------------     ---------------    ----------------

Net loss                                            (0.7)%              (0.8)%               (1.6)%            (1.5)%
                                            ================    ===============     ===============    ================


DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
--------------------------------------------------------------------------------


                      THREE MONTHS ENDED DECEMBER 24, 2000
                COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1999

Consolidated net sales for the three months ended December 24, 2000 were $131.4 million, an increase of $23.4 million, or 21.7%, from $108.0 million for the three months ended December 26, 1999. Net sales by segment were as follows (in millions):


                            Three Months Ended      Three Months Ended        Increase
                            December 24, 2000       December 26, 1999        (Decrease)
                            -------------------    -------------------    -------------------

     Automation                $       97.5            $       67.0          $     30.5

     Packaging                         24.9                    32.1                (7.2)

     Other                              9.0                     8.9                 0.1
                              -------------           -------------          ----------
                              $       131.4           $       108.0          $     23.4
                              =============           =============          ==========


Automation segment sales increased $30.5 million, or 45.6%, to $97.5 million during the three months ended December 24, 2000. The increase in sales is primarily the result of the ongoing capital program within the Company's primary electronics market. Order activity over the last 18 months from a significant electronics customer has been strong and the outlook remains positive. The Company is successfully cross-manufacturing these electronics assembly lines across several automation business units. The Company expects continued strong revenue recognition from its substantial electronics backlog throughout fiscal 2001.

Packaging segment sales decreased $7.2 million, or 22.5%, to $24.9 million during the three months ended December 24, 2000. Plastics-related equipment sales decreased $4.1 million or 41% primarily related to extrusion systems where the Company has struggled to achieve expected profitability levels. The Company has discontinued its extrusion business. Extrusion equipment sales in the second quarter of fiscal 2000 were $3.5 million. Sales from the Company's other packaging businesses also decreased substantially in the second quarter of fiscal 2001 versus the second quarter of fiscal 2000. The decrease in sales was across several product lines, primarily presses and liquid filling systems. The Company has announced the integration of the Kalish, Lakso, Swiftpack and King business units under common management and is seeking to hire a president for this integrated business unit and to reestablish the sales and marketing efforts.

Sales from the Company's other businesses primarily include Detroit Tool Metal Products Company (DTMP), a stamping and fabrication business serving the heavy trucking and agricultural equipment market. The Company expects lower sales for the remainder of fiscal 2001 from the market downturn in heavy trucking. The Company is seeking to sell DTMP as part of its divestiture program discussed further under Liquidity and Capital Resources.

Gross profit increased $2.3 million, or 10.2%, to $24.7 million for the three months ended December 24, 2000 from $22.4 million for the three months ended December 26, 1999. The gross margin decreased to 18.8% from 20.7%. The decrease reflects lower gross margins in the Packaging segment in the second quarter of fiscal 2001. The Automation segment's gross margin increased slightly in the second quarter versus the prior year's quarter.

The Packaging segment recognized significantly lower gross margins in the second quarter of fiscal 2001 compared to the prior year's second quarter. The gross margins are a reflection of the 22.5% decrease in sales and the resulting increase in unfavorable manufacturing absorption and the ongoing low profitability on certain projects at Kalish and Sencorp. Sencorp went through a significant restructuring in the second quarter reducing overhead costs by $2.0 million annually primarily through a 20% headcount reduction. Sencorp's strategic plans include focusing on its core product lines. The Kalish business remains in a period of transition as the Company integrates it under common management.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------

The Automation segment's margins over the past three quarters reflect a significant mix of lower margin electronics business. The lower margins are the result of a number of contributing factors including the significant ramp up of manufacturing headcount, the heavier use of contract labor and the substantial engineering being incurred on the first of multiple systems. The slightly higher gross margin of the Automation segment in the second quarter of fiscal 2001 reflects the capitalization of $2.4 million of certain engineering costs on the first of multiple systems being manufactured for a significant electronics customer. The first system was shipped in the second quarter. The Company will be amortizing these engineering costs over the systems currently in backlog.

SG&A expenses were $19.9 million for the three months ended December 24, 2000 compared to $19.4 million for the three months ended December 26, 1999. The Company incurred approximately $1.8 million in non-recurring legal, professional, consulting and severance related expenses in the second quarter related to the effects of the investigations at Kalish and Sencorp. These expenses will continue in the third quarter and fourth quarters, although less than the amounts expensed in the second quarter. Excluding the $1.8 million in non-recurring expenses, SG&A expenses were down 6.7% from the prior year quarter on substantially higher sales.

Operating income was $4.8 million for the three months ended December 24, 2000 versus $3.0 million for the three months ended December 26, 1999, as a result of the factors noted above.

Interest expense increased $1.6 million, or 59.7%, to $4.2 million for the three months ended December 24, 2000. The substantial increase pertains to both the increase in the Company's interest rate on borrowings pursuant to the senior secured credit facility and the increase in average borrowings outstanding. Average interest rates have increased approximately 2 percentage points. Borrowings have increased to fund working capital requirements. Dividends on the convertible preferred securities were $1.4 million and $1.3 million for the three months ended December 24, 2000 and December 26, 1999, respectively. The dividends are currently being deferred and accrued as a result of the September 1999 amendment to the credit facility.

The provision for income taxes reflects book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss was $0.9 million for the three months ended December 24, 2000 and December 26, 1999. Basic and diluted loss per share were $0.09 for the three months ended December 24, 2000 and December 26, 1999. Basic and diluted weighted average shares outstanding were 10.1 million shares for the three months ended December 24, 2000 and December 26, 1999.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

                       SIX MONTHS ENDED DECEMBER 24, 2000
                 COMPARED TO SIX MONTHS ENDED DECEMBER 26, 1999

Consolidated net sales for the six months ended December 24, 2000 were $247.9 million, an increase of $38.8 million, or 18.5%, from $209.1 million for the six months ended December 26, 1999. Net sales by segment were as follows (in millions):


                            Six Months Ended      Six Months Ended         Increase
                            December 24, 2000     December 26, 1999       (Decrease)
                            ------------------    -----------------    ------------------
     Automation               $      181.9          $     127.7            $      54.2

     Packaging                        47.7                 64.0                  (16.3)

     Other                            18.3                 17.4                    0.9
                              ------------          -----------            -----------

                              $      247.9          $     209.1            $      38.8
                              ============          ===========            ===========


Automation segment sales increased $54.2 million, or 42.3%, to $181.9 million during the six months ended December 24, 2000. The increase in sales is primarily the result of the ongoing capital program within the Company's primary electronics market. Order activity over the last 18 months from a significant electronics customer has been strong and the outlook remains positive. The Company is successfully cross-manufacturing these electronics assembly lines across several automation business units. The Company expects continued strong revenue recognition from its substantial electronics backlog throughout fiscal 2001.

Packaging segment sales decreased $16.3 million, or 25.4%, to $47.7 million during the six months ended December 24, 2000. Plastics-related equipment sales decreased $5.6 million or 29% primarily related to extrusion systems where the Company has struggled to achieve expected profitability levels. The Company has discontinued its extrusion business. Extrusion equipment sales in the first six months of fiscal 2000 were $6.7 million. Sales from the Company's other packaging businesses also decreased substantially in the six months of fiscal 2001 versus the six months of fiscal 2000. The decrease in sales was across several product lines including presses, counters, fillers and line integration primarily to pharmaceutical and nutritional markets. The Company has announced the integration of the Kalish, Lakso, Swiftpack and King business units under common management and is seeking to hire a president for this integrated business unit and to reestablish the sales and marketing efforts.

Sales from the Company's other businesses primarily include DTMP, a stamping and fabrication business serving the heavy trucking and agricultural equipment market. The Company expects lower sales for the remainder of fiscal 2001 from the market downturn in heavy trucking. The Company is seeking to sell DTMP as part of its divestiture program discussed further under Liquidity and Capital Resources.

Gross profit increased $2.3 million, or 5.3%, to $44.7 million for the six months ended December 24, 2000 from $42.4 million for the six months ended December 26, 1999. The gross margin decreased to 18.0% from 20.3%. The decrease in gross margins reflects decreased margins in both the Automation and Packaging segments.

The margins in the Automation segment were down from the prior year primarily reflecting lower margins on the new electronics business. The lower margins are the result of a number of contributing factors including the significant ramp up of manufacturing headcount, the heavier use of contract labor and the substantial engineering being incurred on the first of multiple systems. The margins during the current year reflect the capitalization of $2.4 million of certain engineering costs on the first of multiple systems being manufactured for a significant electronics customer. The first system was shipped in the second quarter. The Company will be amortizing these engineering costs over the systems currently in backlog.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------


The Packaging segment recognized significantly lower gross margins in the six months of fiscal 2001 versus the prior year's comparable six months. The gross margins are a reflection of the 25.4% decrease in sales and the resulting increase in unfavorable manufacturing absorption and the ongoing low profitability on certain projects at Kalish and Sencorp. Sencorp went through a significant restructuring in November 2000 reducing overhead costs by $2.0 million annually primarily through a 20% headcount reduction. Sencorp's strategic plans include focusing on its core product lines. The Kalish business remains in a period of transition as the Company integrates it under common management.

SG&A expenses increased $0.4 million to $39.6 million for the six months ended December 24, 2000 from $39.2 million for the six months ended December 26, 1999. The Company incurred approximately $1.8 million in non-recurring legal, professional, consulting and severance related expenses during the first six months of fiscal 2001 related to the effects of the investigations at Kalish and Sencorp. These expenses will continue in the third quarter and fourth quarters, although less than the amounts expensed in the first six months. Excluding the $1.8 million in non-recurring expenses, SG&A expenses were down 3.6% from the prior year quarter on substantially higher sales.

Operating income increased $1.9 million, or 57.5%, to $5.1 million for the six months ended December 24, 2000 from $3.2 million for the six months ended December 26, 1999, as a result of the factors noted above.

Interest expense increased $3.2 million, or 73.0%, to $7.7 million for the six months ended December 24, 2000. The substantial increase pertains to both the increase in the Company's interest rate on borrowings pursuant to the senior secured credit facility and the increase in average borrowings outstanding. Borrowings have increased to fund working capital requirements. Dividends on the convertible preferred securities were $2.7 million and $2.5 million for the six months ended December 24, 2000 and December 26, 1999, respectively. The dividends are currently being deferred and accrued in conjunction with the amendment to the credit facility.

The income tax benefit was $1.3 million and $0.7 million for the six months ended December 24, 2000 and December 26, 1999, respectively, reflecting an effective tax benefit rate of approximately 23.6% and 19.2% for each period, respectively. The income tax benefit reflects book losses less permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal tax rates. The income tax benefit reflects minimal state tax benefits.

Net loss increased $1.1 million to $4.1 million for the six months ended December 24, 2000 from $3.0 million for the six months ended December 26, 1999. Basic and diluted losses per share were $(0.40) for the six months ended December 24, 2000 compared to basic and diluted losses per share of $(0.30) for the six months ended December 26, 1999, respectively. Basic and diluted weighted average shares outstanding were 10.1 million for the six months ended December 24, 2000 and December 26, 1999.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The net loss plus non-cash operating charges provided $4.3 million of operating cash flow for the six months ended December 24, 2000. Net increases in working capital balances used operating cash of $20.6 million, resulting in net cash used by operating activities of $16.3 million for the six months ended December 24, 2000. The higher working capital balances primarily reflect increased costs and earnings in excess of amounts billed (CIE) and increased inventories, partially offset by increased customer advances and lower trade receivables. The increase in CIE and inventories is primarily in the Automation segment relating to the high project activity and the timing of customer progress billings. The higher customer advances reflect the continued higher order levels and several larger projects at very early stages. Lower trade receivables primarily reflect the low level of shipping across the Automation segment.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the six months ended December 24, 2000, the Company borrowed $19.5 million on its revolving credit facility. The funds were used primarily for working capital requirements discussed above, capital expenditures of $1.8 million and financing costs of $0.8 million.

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

In November 1998, DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. Mr. Lewis, a former director of the Company, was the controlling shareholder of Kalish prior to its acquisition by the Company. Because of the overstatement of certain asset accounts of the acquired business and the resulting restatement of the Company's financial statements for fiscal years 1997 and 1998, the additional purchase price was recalculated to be zero. In connection with the termination of Mr. Lewis' employment with the Company, the Board of Directors requested Mr. Lewis' immediate resignation from the Board and the Company made a written demand for the return of the additional purchase price and any bonuses deemed unearned as a result of the restatements. No amounts with respect thereto have been reflected in the June 25, 2000 or December 24, 2000 consolidated financial statements. Mr. Lewis resigned from the Board effective November 2, 2000. The Company intends to commence legal action against Mr. Lewis in the third quarter to recover these amounts.

The Company's credit facility includes a $130 million revolving credit facility and a $10 million term credit facility and matures on July 2, 2001. Borrowings under the amended credit facility bore interest at floating rates based on the prime rate plus 2 3/8% or LIBOR plus 3 1/2% for foreign currency borrowings. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. The Company had substantially no borrowing availability under the credit facility as of December 24, 2000.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------


As a result of the Company's fiscal 2000 financial results, the Company was in default of a number of provisions of its senior credit agreement and another agreement. The Company and the lenders amended the credit agreements effective October 10, 2000. The amendment to the credit agreements included provisions that amended the financial covenants, waived certain existing defaults of covenants and breaches of representations and warranties and increased the interest rate on borrowings made pursuant to the facility. From October 10, 2000 until February 14, 2001, all borrowings under the amended credit facility bear interest at a floating rate based on the prime rate plus 2 3/8%, except for foreign currency borrowings, which bear interest at a floating rate equal to LIBOR plus 3 1/2%. After February 15, 2001, such borrowings will bear interest at floating rates based on the prime rate plus 2 5/8% % or LIBOR plus 3 3/4%, as applicable. The overall line of credit and maturity were not amended.

Since the Company's credit facility matures on July 2, 2001, borrowings of $135.2 million under this facility have been presented within current liabilities in the Company's December 24, 2000 consolidated balance sheet. The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and expects to complete such refinancing prior to July 2, 2001, although there can be no assurance that such refinancing will be completed by this date. The Company has also implemented other cash management initiatives for fiscal 2001, including a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, accelerated payment terms from customers, among other things. On a longer term basis, the Company has engaged an investment banking firm that is actively marketing several business units with the proceeds being used to help pay down debt. The business units expected to be divested include Detroit Tool Metal Products Co., the Peer Division, Assembly Technology and Test, Inc., the Stokes Division and the Scheu & Kniss Division. These five business units had combined sales in fiscal 2000 of over $120 million. The Company is also working on the sale of various other smaller businesses and a product line of the Packaging segment. Also, the Company sold its airplane in January 2001.

In conjunction with an amendment to the credit facility in September 1999, the Company elected to defer interest payments on its convertible junior subordinated debentures. The credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred and DTI is not declaring or paying any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $7.9 million have been deferred and accrued as of December 24, 2000.

Management currently anticipates that capital expenditures in the current fiscal year will be approximately $4 million to $6 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

Based on its ability to generate funds from operations and thereby increase the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------


BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of December 24, 2000, the Company had $306.5 million of orders in backlog, which compares to a backlog of approximately $253.3 million as of December 26, 1999.

The backlog for the Automation segment at December 24, 2000 was $264.4 million, which increased $57.8 million or 28.0% from a year ago. The increase is a result of significant bookings over the last 12 months primarily from the electronics industry. The Company also booked a significant project in the first quarter of fiscal 2001 in the diesel engine market. The Company remains cautious about order expectations for the remainder of fiscal 2001. Backlog for the Packaging segment was $32.5 million, a decrease of $4.8 million over the comparable period in fiscal 2000. The decrease in backlog is primarily due to the soft order activity for Kalish and Sencorp in the first six months of fiscal 2001.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk of the Company's Annual Report on Form 10-K for the year ended June 25, 2000. There has been no material change to that information that is required to be disclosed in this Quarterly Report on Form 10-Q.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 21
--------------------------------------------------------------------------------


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 9, 2000, the Annual Meeting of the Stockholders of DTI was held, at which the following matters were voted upon:

         1. Election of Directors. Each of the following nominees received the number of votes set forth opposite his name:


                                                                                  FOR                WITHHELD
                                                                            -----------------    ------------------
               Class I                      James J. Kerley                     6,078,146             3,476,393

               (term expires 2003)          Charles F. Pollnow                  7,469,727             2,084,812

                                            John F. Logan                       7,468,815             2,085,724


         2. Ratification of Appointment of Accountants for the fiscal year ending June 24, 2001. The vote to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending June 24, 2001 was 8,161,546 for, 1,384,987 against and 8,006 abstaining.

         3. Stockholder Proposal Regarding Rights Plan. The vote on the stockholder proposal recommending that the Board of Directors terminate the Company's Rights Plan and redeem the rights distributed thereunder was 4,502,609 for, 3,704,806 against, 140,870 abstaining and 1,206,247 broker non-votes.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 22
--------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

         On November 17, 2000, the Board of Directors of the Company amended the Company's By-laws. The specific amendments to the By-laws and the full text of the Amended and Restated By-laws are attached as Exhibits 3.1 and 3.2, respectively. Specifically, the By-laws were amended to provide that (i) at all times, at least a majority of the Company's directors shall be "Independent Directors", as such term is defined as of November 17, 2000 by the Council of Institutional Investors; and
         (ii) that the Audit and Finance Committee of the Board of Directors shall be composed entirely of Independent Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 3.1   Amendment to By-Laws of the Company

                  Exhibit 3.2   Amended and Restated By-Laws of the Company

                  Exhibit 10 Seventh Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of October 10, 2000, among Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, and Bank of America, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein.

                  Exhibit 11 -  Statement Regarding Computation of Earnings Per
                                Share

         (b)      Reports on Form 8-K:

                  On September 19, 2000, a Current Report on Form 8-K was filed to report, pursuant to Item 5 and 7 thereof, a restructuring of the Company's senior management team, the expansion of the accounting investigation, and that the Plaster Group proposal relating to the management of the Company had been considered and rejected.

                  On October 18, 2000, a Current Report on From 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's restatement of its financial data for fiscal years 1997, 1998 and 1999, as well as the first three quarters of fiscal 2000, the release of the Company's earnings for the three and twelve months ended June 25, 2000, and the amendment of the Company's credit facility.

                  On November 7, 2000, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, a release announcing Stephen J. Perkins as the Company's new President and Chief Executive Officer.

                  On November 9, 2000, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the three months ended September 24, 2000.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DT INDUSTRIES, INC.




Date: February 7, 2001                      /s/  John M. Casper
                                       -----------------------------------
                                                          (Signature)
                                       John M. Casper
                                       Senior Vice President, Finance and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX


Exhibit 3.1       Amendments to By-Laws of the Company

Exhibit 3.2       Amended and Restated By-Laws of the Company

Exhibit 10 Seventh Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of October 10, 2000, among Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, and Bank of America, N.A. and the other Lenders listed therein and DT Industries, Inc. and the other Borrowers listed therein.

Exhibit 11        Statement Regarding Computation of Earnings Per Share