Form 10-Q
period 2001-03-25
DT INDUSTRIES INC
filed 2001-05-09
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                   March 25, 2001
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

                               Yes   X   No
                                   -----    -----

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of May 4, 2001 was 10,337,274.
                                    -----------     ----------

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------


                                                                                                 Page
                                                                                                 Number
Part I       Financial Information

             Item 1.       Financial Statements (Unaudited)

                           Consolidated Balance Sheets at March 25, 2001
                              and June 25, 2000                                                        2

                           Consolidated Statement of Operations for the three and
                              nine months ended March 25, 2001 and March
                              26, 2000                                                                 3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the nine months ended March 25,
                              2001                                                                     4

                           Consolidated Statement of Cash Flows for the nine
                              months ended March 25, 2001 and March
                              26, 2000                                                                 5

                           Notes to Consolidated Financial Statements                               6-11

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  12-20

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                                    20

Part II      Other Information

             Item 1.       Legal Proceedings                                                          21

             Item 3.       Defaults Upon Senior Securities                                            21

             Item 6.       Exhibits and Reports on Form 8-K                                           22

Signatures


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------


                                                                                                        March 25,         June 25,
                                                                                                          2001              2000
                                                                                                        ---------         ---------
ASSETS

Current assets:

     Cash and cash equivalents                                                                          $   6,884         $   8,705


     Accounts receivable, net                                                                              52,179            58,924

     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                                                     109,292            94,925

     Inventories, net                                                                                      66,913            52,926

     Prepaid expenses and other                                                                            18,662            14,296
                                                                                                        ---------         ---------

          Total current assets                                                                            253,930           229,776

Property, plant and equipment, net                                                                         66,650            73,218

Goodwill, net                                                                                             168,214           173,823

Other assets, net                                                                                           3,264             4,253
                                                                                                        ---------         ---------

                                                                                                        $ 492,058         $ 481,070
                                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of long-term debt                                                                  $     671         $     713


     Senior secured term and revolving credit facility (Note 4)                                           118,246              --

     Accounts payable                                                                                      46,414            47,189

     Customer advances                                                                                     40,683            22,411

     Accrued liabilities                                                                                   27,911            35,446
                                                                                                        ---------         ---------

          Total current liabilities                                                                       233,925           105,759
                                                                                                        ---------         ---------

Senior secured term and revolving credit facility (Note 4)                                                   --             116,928

Other long-term debt                                                                                        7,657             9,216

Deferred income taxes                                                                                      10,375            10,375

Other long-term liabilities                                                                                 3,676             3,709
                                                                                                        ---------         ---------

          Total long-term obligations                                                                      21,708           140,228
                                                                                                        ---------         ---------

Commitments and contingencies (Note 10)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                                                  79,241            70,000
                                                                                                        ---------         ---------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,157,274 and 10,107,274 shares outstanding, respectively                              113               113

     Additional paid-in capital                                                                           132,247           133,348

     Retained earnings                                                                                     56,891            64,378

     Cumulative translation adjustment                                                                     (2,462)           (1,978)

     Unearned portion of restricted stock                                                                    (204)             --

     Treasury stock (1,218,488 and 1,268,488 shares, respectively), at cost                               (29,401)          (30,778)
                                                                                                        ---------         ---------

          Total stockholders' equity                                                                      157,184           165,083
                                                                                                        ---------         ---------

                                                                                                        $ 492,058         $ 481,070
                                                                                                        =========         =========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------

                                                                   Three months ended                      Nine months ended
                                                              March 25,           March 26,         March 25,           March 26,
                                                                 2001               2000              2001                2000
                                                             ------------        -----------       ------------        ------------
Net sales                                                    $    123,965        $   121,995       $    371,841        $    331,105

Cost of sales                                                     103,371             95,958            306,567             262,624
                                                             ------------        -----------       ------------        ------------

Gross profit                                                       20,594             26,037             65,274              68,481

Selling, general and
   administrative expenses                                         19,456             19,688             59,052              58,906

Net loss on disposal of assets                                        558               --                  558                --
                                                             ------------        -----------       ------------        ------------

Operating income                                                      580              6,349              5,664               9,575

Interest expense                                                    3,776              2,834             11,455               7,274

Accrued dividends on Company-
   obligated, mandatorily
   redeemable convertible preferred
   securities of subsidiary DT
   Capital Trust holding solely
   convertible junior
   subordinated debentures of the
   Company, at 7.16% per annum                                      1,387              1,298              4,095               3,826
                                                             ------------        -----------       ------------        ------------

Income (loss) before provision
   (benefit) for income taxes                                      (4,583)             2,217             (9,886)             (1,525)

Provision (benefit) for income
   taxes                                                           (1,149)             1,114             (2,399)                396
                                                             ------------        -----------       ------------        ------------

Net income (loss)                                            $     (3,434)       $     1,103       $     (7,487)       $     (1,921)
                                                             ============        ===========       ============        ============

Net earnings (loss) per common
   share:

   Basic                                                     $      (0.34)       $      0.11       $      (0.74)       $      (0.19)

   Diluted                                                   $      (0.34)       $      0.11       $      (0.74)       $      (0.19)
                                                             ============        ===========       ============        ============

Weighted average common
   shares outstanding:

      Basic                                                    10,154,163         10,107,274         10,129,995          10,107,274

      Diluted                                                  10,154,163         10,216,318         10,129,995          10,107,274
                                                             ============        ===========       ============        ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 25, 2001
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------


                                                      Accumulated                                             Unearned
                                                         other                   Additional                  portion of
                                         Retained    comprehensive   Common       paid-in       Treasury     restricted
                                         earnings        loss         stock       capital         stock         stock         Total
                                        --------------------------------------------------------------------------------------------
Balance, June 25, 2000                  $   64,378    $   (1,978)    $   113    $   133,348    $   (30,778)       --     $  165,083


Comprehensive loss:

   Net loss                                 (7,487)

   Foreign currency translation                             (484)

      Total comprehensive loss                                                                                               (7,971)

Issuance of 50,000 shares of
   restricted stock to executive
   management                                                                        (1,173)         1,377       (204)         --

Payment on stock subscriptions
   receivable                                                                            72                                      72
                                        --------------------------------------------------------------------------------------------

Balance, March 25, 2001                 $   56,891    $   (2,462)    $  113     $   132,247    $   (29,401)  $   (204)   $  157,184
                                        ============================================================================================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                                     Nine Months Ended
                                                                                 March 25,          March 26,
                                                                                   2001               2000
                                                                                 ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $ (7,487)          $ (1,921)


Adjustments to reconcile net loss to net cash used by operating activities:

     Depreciation                                                                   7,243              8,252

     Amortization                                                                   5,311              4,573

     Net loss on disposal of assets                                                   558               --

(Increase) decrease in current assets, excluding the effect of acquisitions/dispositions:

     Accounts receivable                                                            6,745            (20,161)

     Costs and earnings in excess of amounts billed                               (14,367)            (1,966)

     Inventories                                                                  (15,739)               964

     Prepaid expenses and other                                                    (3,774)             7,069

Increase (decrease) in current liabilities, excluding the effect of acquisitions/dispositions:

     Accounts payable                                                                (774)            (6,131)

     Customer advances                                                             19,178             (1,856)

     Accrued liabilities and other                                                 (2,657)            (4,530)
                                                                                 --------           --------

     Net cash used by operating activities                                         (5,763)           (11,762)
                                                                                 --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                          (2,649)            (4,539)

     Acquisition of C.E. King net assets                                             --               (2,116)

     Proceeds from the sale of assets                                               2,008               --

     Other                                                                           --                 (621)
                                                                                 --------           --------

     Net cash used by investing activities                                           (641)            (7,276)
                                                                                 --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans                                            3,791             18,686

     Payments on borrowings                                                        (1,611)              (443)

     Deferral of dividends on convertible preferred securities                      4,095              3,826

     Financing costs                                                               (1,160)            (1,143)

     Payments on stock subscriptions receivable                                        72               --
                                                                                 --------           --------

     Net cash provided by financing activities                                      5,187             17,100
                                                                                 --------           --------

Effect of exchange rate changes                                                      (604)            (1,368)
                                                                                 --------           --------

Net decrease in cash                                                               (1,821)            (3,306)

Cash and cash equivalents at beginning of period                                    8,705             10,487
                                                                                 --------           --------

Cash and cash equivalents at end of period                                       $  6,884           $  7,181
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

         The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with accounting principles generally accepted in the United States.

3.       ACQUISITIONS AND DISPOSITIONS

         In March 2001, the Company completed the sale of substantially all of the assets of Vanguard Technical Solutions, Inc., a wholly-owned subsidiary of DT Industries, Inc., for approximately $523. The loss on the sale, including the write-off of certain other remaining assets, was approximately $1,152. The Company also sold its corporate airplane in January 2001 for approximately $1,465 recording a gain of approximately $640.

         The pro forma effects of the above dispositions are not material to the Company's financial results for the nine months ended March 25, 2001.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------

4.       FINANCING

         As of March 25, 2001 and June 25, 2000, long-term debt consisted of the following:


                                                                       March 25,              June 25,
                                                                          2001                  2000
                                                                       ---------              --------
Term and revolving loans under senior credit facility:

     Term loan                                                         $   9,888              $  10,000

     Revolving loans                                                     108,358                106,928

Other long-term debt                                                       8,328                  9,929
                                                                       ---------              ---------

                                                                         126,574                126,857

Less - senior credit facility maturing July 2, 2001                      118,246                   --

Less - current portion of other long-term debt                               671                    713
                                                                       ---------              ---------

                                                                       $   7,657              $ 126,144
                                                                       =========              =========

         The Company's credit facility includes a $128,542 revolving credit facility and a $9,888 term credit facility and matures on July 2, 2001. Borrowings under the senior credit facility bear interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3 3/4% (at the option of DTI). Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Because the company's credit facility matures on July 2, 2001, borrowings of $118,246 under this facility have been presented within current liabilities in the Company's March 25, 2001 consolidated balance sheet. Total borrowing availability under the credit facility as of March 25, 2001 was $14,850.

         As a result of the Company's third quarter financial results, the Company is in default of certain financial covenants under its senior credit agreement and another agreement. The Company has obtained a temporary waiver of existing defaults of covenants and breaches of representations and warranties. The Company expects to announce before the end of the fourth quarter that it has reached an agreement with its lenders to amend the covenants under the senior credit agreement of which the Company is currently in default and to extend by 12 months the maturity of the credit facility, although there can be no assurance that such agreement will be reached. If the Company fails to obtain the necessary amendments, it will continue to be in default under such covenants and in breach of its representations and warranties. Accordingly, the lenders could accelerate their debt under the senior credit agreement.

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

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. In conjunction with an amendment to the Company's senior credit facility in September 1999, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $9,241 have been deferred and accrued as of March 25, 2001 and are included in the principal amount of the securities.

6.       BUSINESS SEGMENTS

         Financial information for the Company's reportable segments consisted of the following:

                                                Three Months Ended                      Nine Months Ended
                                          March 25,           March 26,           March 25,           March 26,
                                            2001                2000                2001                2000
                                          ---------           ---------           ---------           ---------
Net sales

   Automation                            $   95,409           $  81,633           $ 277,277           $ 209,401

   Packaging                                 19,682              30,004              67,381              93,981

   Other
                                              8,874              10,358              27,183              27,723
                                         ----------           ---------           ---------           ---------

       Consolidated total                $  123,965           $ 121,995           $ 371,841           $ 331,105
                                         ==========           =========           =========           =========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

         The reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes consisted of the following:

                                                Three Months Ended                      Nine Months Ended
                                           March 25,          March 26,          March 25,            March 26,
                                             2001               2000               2001                 2000
                                           ---------          ---------          ---------            --------
Automation                                 $  5,574           $  5,288           $  17,825           $   7,535

Packaging                                    (1,995)             1,881              (4,559)              6,263
                                           --------           --------           ---------           ---------

   Operating income for
      reportable segments                     3,579              7,169              13,266              13,798

Operating income for
      immaterial businesses                     144              1,129                 878               1,951

Net loss on disposal of
     assets                                    (558)              --                  (558)               --

Corporate                                    (2,585)            (1,949)             (7,922)             (6,174)

Interest expense                             (3,776)            (2,834)            (11,455)             (7,274)


Accrued dividends on
   Company-obligated,
   mandatorily redeemable
   convertible preferred
   securities                                (1,387)            (1,298)             (4,095)             (3,826)
                                           --------           --------           ---------           ---------
Consolidated loss
   before income taxes                     $ (4,583)          $  2,217           $  (9,886)          $  (1,525)
                                           ========           ========           =========           =========

         The results of operations of the Company's Automation segment for the nine months ended March 25, 2001 reflect the capitalization of $2,400 of certain engineering costs on the first of multiple systems being manufactured for a significant electronics customer. The Company is amortizing these engineering costs over the systems currently in backlog. Approximately $600 was amortized in the three months ended March 25, 2001.

         Corporate operating loss for the three and nine months ended March 25, 2001 includes approximately $800 and $2,600, respectively, of non-recurring legal, professional and severance costs as a result of the accounting irregularities.

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                              March 25, 2001          June 25, 2000
                                                              --------------          -------------
Inventories, net:

     Raw materials                                            $       28,081          $      26,776

     Work in process                                                  32,844                 17,236

     Finished goods                                                    5,988                  8,914
                                                              --------------          -------------
                                                              $       66,913          $      52,926
                                                              ==============          =============

Accrued liabilities:

     Accrued employee compensation and benefits               $       12,327          $      14,747

     Dividends on convertible preferred securities                      --                    5,146

     Accrued warranty                                                  2,442                  2,566

     Other                                                            13,142                 12,987
                                                              --------------          -------------
                                                              $       27,911          $      35,446
                                                              ==============          =============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------

         The dividends on convertible preferred securities have been classified as long-term and included in the principal balance of the securities at March 25, 2001.

8.       STOCK COMPENSATION PLANS

         A summary of stock option transactions pursuant to the 1994 Employee Stock Option Plan, the 1994 Directors Non-Qualified Stock Option Plan and the 1996 Long-Term Incentive Plan follows:

                                                                 AVERAGE               SHARES SUBJECT
                                                                  PRICE                  TO OPTION
                                                                 -------               --------------
Options outstanding at June 25, 2000                             $ 14.27                    1,328,513

Options granted                                                  $  4.58                      122,000

Options exercised                                                    --                          --

Options forfeited                                                $ 13.30                     (323,746)
                                                                                       --------------

Options outstanding at March 25, 2001                            $ 13.50                    1,126,767
                                                                                       ==============

Exercisable at March 25, 2001                                                                 680,292
                                                                                       ==============

         During fiscal 2001, the Company issued 50,000 shares of restricted common stock of the Company with three and four-year vesting periods. Upon issuance of the restricted shares, unearned compensation equivalent to the market value at the date of grant was charged to Stockholders' Equity and will be amortized to expense over the vesting period. The lapsing of restrictions on these shares will be accelerated in certain circumstances, one of which is a change in control of the Company.

9.       DERIVATIVES

         Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. The Company adopted the provisions of SFAS 133 during the fiscal year ended June 24, 2001. The Company holds no material derivative financial instruments at or for the nine months ended March 25, 2001.

10.      COMMITMENTS AND CONTINGENCIES

         Following the Company's announcements in August and September 2000 regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their directors and officers were named as defendants in five complaints in putative class action lawsuits. During the third quarter, these actions were consolidated into a single class action and an amended complaint was filed (the "Securities Action") adding the Company's Sencorp subsidiary and certain additional officers and directors as defendants. The Consolidated Amended Complaint asserts causes of action under Section 10(b), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, and alleges, among other things, that the accounting irregularities caused the Company's previously issued financial statements to be materially false and misleading. The Consolidated Amended Complaint also seeks damages in an unspecified amount and purports to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company currently is evaluating these claims asserted as well as possible defenses thereto and intends to defend the Securities Action vigorously.

         While it is not feasible to predict or determine the final outcome of the Securities Action or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company, its subsidiaries and their officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Action, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Action will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

         In addition, in November 1998, pursuant to the agreement by which the Company acquired Kalish, Mr. Graham L. Lewis, a former director of the Company, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the restatement discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, the Company believes that the additional payment should not have been made. During the third quarter, the Company commenced legal action against Mr. Lewis to recover this payment, and Mr. Lewis has counter-sued for wrongful termination against the Company. Management believes that the Company's suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit and the Company intends to defend this counter-suit vigorously.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------

         The Company also is a party to certain lawsuits involving employee matters, product liability and other matters. Management does not expect the outcome of any such litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 12
--------------------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and nine months ended March 25, 2001 compared to the three and nine months ended March 26, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000.

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

The Company is reviewing various policies in place related to the valuation and collection of accounts receivable and the valuation and disposal of inventories. An assessment of the impairment of goodwill is also expected to be completed in the fourth quarter. Upon completion of such reviews, the Company anticipates possible charges in the fourth quarter, including a restructuring charge within the Packaging segment related to the closure of a facility and the downsizing of personnel.

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 13
--------------------------------------------------------------------------------

terms, ability to obtain amendments of, the Company's senior credit agreement, the Company's ability to sell existing business units on favorable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement also appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                             Three Months Ended                  Nine Months Ended

                                                         March 25,         March 26,        March 25,         March 26,
                                                           2001              2000             2001              2000
                                                         ---------         ---------        ---------         ---------
Net sales                                                  100.0%            100.0%           100.0%            100.0%

Cost of sales                                               83.4              78.7             82.4              79.3
                                                         ---------         ---------        ---------         ---------

Gross profit                                                16.6              21.3             17.6              20.7

Selling, general and administrative
expenses                                                    15.7              16.1             15.9              17.8

Net loss on disposal of assets                               0.4               --               0.2               --
                                                         ---------         ---------        ---------         ---------

Operating income                                             0.5               5.2              1.5               2.9

Interest expense                                             3.1               2.3              3.1               2.2

Dividends on Company-obligated,
mandatorily redeemable convertible
preferred securities of subsidiary DT
Capital Trust                                                1.1               1.1              1.1               1.2
                                                         ---------         ---------        ---------         ---------

Income loss before provision (benefit)
for income taxes                                            (3.7)              1.8             (2.7)             (0.5)

Provision (benefit) for income taxes                        (0.9)              0.9             (0.7)              0.1
                                                         ---------         ---------        ---------         ---------

Net income (loss)                                           (2.8)%             0.9%            (2.0)%            (0.6)%
                                                         =========         =========        =========         =========

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
--------------------------------------------------------------------------------

                        THREE MONTHS ENDED MARCH 25, 2001
                  COMPARED TO THREE MONTHS ENDED MARCH 26, 2000

Consolidated net sales for the three months ended March 25, 2001 were $124.0 million, an increase of $2.0 million, or 1.6%, from $122.0 million for the three months ended March 26, 2000. Net sales by segment were as follows (in millions):

                               Three Months Ended              Three Months Ended               Increase
                                 March 25, 2001                  March 26, 2000                (Decrease)
                               ------------------              ------------------              ----------
Automation                          $   95.4                       $   81.6                      $  13.8


Packaging                               19.7                           30.0                        (10.3)

Other                                    8.9                           10.4                         (1.5)
                               ------------------              ------------------              ----------

                                    $  124.0                       $  122.0                      $   2.0
                               ==================              ==================              ==========

Automation segment sales increased $13.8 million, or 16.9%, to $95.4 million during the three months ended March 25, 2001. The increase in sales is primarily the result of the ongoing capital program within the Company's primary electronics market. The Company is cross-manufacturing these electronics assembly systems across several automation business units. The Company expects continued strong revenue recognition into fiscal 2002 from its substantial electronics backlog.

Packaging segment sales decreased $10.3 million, or 34.4%, to $19.7 million during the three months ended March 25, 2001. Plastics-related equipment sales were down approximately $6.8 million from a combination of the discontinued extrusion business and significantly lower sales of thermoforming equipment. Extrusion equipment sales were approximately $3.3 million in the third quarter of fiscal 2000. Sales from the Company's Kalish business also continue to be below prior year levels. The Company has hired a new president to assume responsibility over the Kalish, Lakso, Swiftpack and King business units.

Sales from the Company's other businesses, primarily from Detroit Tool Metal Products Company (DTMP), a stamping and fabrication business serving the heavy trucking and agricultural equipment market, decreased $1.5 million, or 14.3%, to $8.9 million during the three months ended March 25, 2001. The Company expects lower sales for the remainder of fiscal 2001 from the market downturn in heavy trucking. The Company is seeking to sell DTMP as part of its divestiture program discussed further under Liquidity and Capital Resources.

Gross profit decreased $5.4 million, or 20.9%, to $20.6 million for the three months ended March 25, 2001 from $26.0 million for the three months ended March 26, 2000. The gross margin decreased to 16.6% from 21.3%. The decrease reflects lower gross margins across all business segments in the third quarter.

The Automation segment's margins over the past three quarters reflect a significant mix of lower margin electronics business. The lower margins are the result of a number of contributing factors including the significant ramp up of manufacturing headcount, the heavier use of contract labor and the substantial engineering being incurred on the first of multiple systems. The Company expects improving Automation segment gross margins on future repetitive systems in backlog.

The Packaging segment recognized lower gross margins in the third quarter of fiscal 2001 primarily from the softness in sales and the resulting unfavorable manufacturing variances. The Company has restructured both Sencorp and Kalish, significantly reducing labor and overhead costs from prior year levels. The Company continues to monitor these businesses closely. The Company is actively marketing the Stokes press and Scheu & Kniss press parts businesses for sale. Both of these businesses recognized lower gross margins in the third quarter.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------

SG&A expenses were $19.5 million for the three months ended March 25, 2001 compared to $19.7 million for the three months ended March 26, 2000. The Company incurred approximately $0.8 million of non-recurring special legal and professional expenses in the third quarter. These non-recurring legal and professional expenses related to the accounting irregularities discovered in the first quarter will continue in future quarters, although the Company expects the amounts will be less than the amounts expensed in the third quarter.

In the third quarter, the Company sold its corporate airplane and substantially all of the net assets of its Vanguard business. Proceeds from the sales of these assets were approximately $2.0 million resulting in a pre-tax loss of $0.6 million.

Operating income was $0.6 million for the three months ended March 25, 2001 versus $6.3 million for the three months ended March 26, 2000, as a result of the factors noted above.

Interest expense increased $0.9 million, or 33.2%, to $3.8 million for the three months ended March 25, 2001. The substantial increase pertains to both the increase in the Company's interest rate on borrowings pursuant to the senior secured credit facility and the increase in average borrowings outstanding. Average interest rates have increased approximately 2 percentage points. Borrowings have increased to fund working capital requirements. Dividends on the convertible preferred securities were $1.4 million and $1.3 million for the three months ended March 25, 2001 and March 26, 2000, respectively. The dividends are currently being deferred and accrued as a result of the September 1999 amendment to the credit facility.

The provision for income taxes reflects book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss was $3.4 million for the three months ended March 25, 2001 versus net income of $1.1 million for the three months ended March 26, 2000. Basic and diluted loss per share were $(0.34) for the three months ended March 25, 2001 compared to basic and diluted earnings per share of $0.11 for the quarter ended March 26, 2000. Basic and diluted weighted average shares outstanding were approximately 10.2 million shares for the three months ended March 25, 2001 and March 26, 2000.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

                        NINE MONTHS ENDED MARCH 25, 2001
                  COMPARED TO NINE MONTHS ENDED MARCH 26, 2000

Consolidated net sales for the nine months ended March 25, 2001 were $371.8 million, an increase of $40.7 million, or 12.3%, from $331.1 million for the nine months ended March 26, 2000. Net sales by segment were as follows (in millions):

                                Nine Months Ended           Nine Months Ended             Increase
                                 March 25, 2001               March 26, 2000             (Decrease)
                                -----------------           -----------------            ----------
Automation                           $  277.3                   $  209.4                  $  67.9

Packaging                                67.4                       94.0                    (26.6)

Other                                    27.1                       27.7                     (0.6)
                                -----------------           -----------------            ----------

                                     $  371.8                   $  331.1                  $  40.7
                                =================           =================            ==========

Automation segment sales increased $67.9 million, or 32.4%, to $277.3 million during the nine months ended March 25, 2001. The increase in sales is primarily the result of the ongoing capital program within the Company's primary electronics market. The Company is cross-manufacturing these electronics assembly systems across several automation business units. The Company expects continued strong revenue recognition into fiscal 2002 from its substantial electronics backlog.

Packaging segment sales decreased $26.6 million, or 28.3%, to $67.4 million during the nine months ended March 25, 2001. Plastics-related equipment sales were down approximately $12.4 million from a combination of the discontinued extrusion business and significantly lower sales of thermoforming equipment. Extrusion equipment sales were approximately $10.0 million for the nine months of fiscal 2000. Sales from the Company's other packaging businesses also decreased substantially in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000. The decrease in sales was across several product lines including presses, counters, fillers and line integration primarily to pharmaceutical and nutritional markets. The Company has hired a new president to assume responsibility over the Kalish, Lakso, Swiftpack and King business units. The Company is actively marketing the Stokes press business and the Scheu & Kniss press parts business for sale.

Sales from the Company's other businesses, primarily DTMP, decreased $0.6 million, or 1.9%, to $27.1 million during the nine months ended March 25, 2001. The Company expects lower sales for the remainder of fiscal 2001 from the market downturn in heavy trucking. The Company is seeking to sell DTMP as part of its divestiture program discussed further under Liquidity and Capital Resources.

Gross profit decreased $3.2 million, or 4.7%, to $65.3 million for the nine months ended March 25, 2001 from $68.5 million for the nine months ended March 26, 2000. The gross margin decreased to 17.6% from 20.7%. The decrease reflects lower gross margins across all business segments in the third quarter.

The Automation segment's margins over the first nine months of fiscal 2001 reflect a significant mix of lower margin electronics business. The lower margins are the result of a number of contributing factors including the significant ramp up of manufacturing headcount, the heavier use of contract labor and the substantial engineering being incurred on the first of multiple systems. The margins during the current year reflect the capitalization of $2.4 million of certain engineering costs on the first system manufactured for this electronics customer. The first system was shipped in the second quarter. The Company is amortizing these engineering costs over the systems currently in backlog. Approximately $0.6 million was amortized in the three months ended March 25, 2001. The Company expects improving Automation segment gross margins on the future repetitive systems.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

The Packaging segment recognized significantly lower gross margins in the first nine months of fiscal 2001 versus the prior year's comparable nine months. The gross margins are a reflection of the 28.3% decrease in sales and the resulting increase in unfavorable manufacturing absorption. The Company has significantly restructured both the Sencorp and Kalish operations in fiscal 2001 reducing headcount and overhead costs. Headcount at Sencorp and Kalish have been reduced approximately 30% and 45%, respectively. The Company continues to monitor these businesses closely. The Company is actively marketing the Stokes and Scheu & Kniss businesses for sale. Both of these businesses recognized lower gross margins in the quarter.

SG&A expenses were substantially flat at $59.1 million versus $58.9 million for the nine months ended March 25, 2001 and March 26, 2000, respectively. The Company incurred approximately $2.6 million in non-recurring legal, professional, consulting and severance related expenses during the first nine months of fiscal 2001 related to the effects of the investigations of the accounting irregularities at Kalish and Sencorp. These expenses will continue in future quarters, although the Company expects the amounts will be less than the amounts incurred in the third quarter. Excluding the $2.6 million in non-recurring expenses, SG&A expenses were down 4.1% from the prior year nine months.

In the third quarter, the Company sold its corporate airplane and substantially all of the net assets of its Vanguard business. Proceeds from the sales of these assets were approximately $2.0 million resulting in a pre-tax loss of $0.6 million.

Operating income decreased $3.9 million, or 40.8%, to $5.7 million for the nine months ended March 25, 2001 from $9.6 million for the nine months ended March 26, 2000, as a result of the factors noted above.

Interest expense increased $4.2 million, or 57.5%, to $11.5 million for the nine months ended March 25, 2001. The substantial increase pertains to both the increase in the Company's interest rate on borrowings pursuant to the senior secured credit facility and the increase in average borrowings outstanding. Borrowings have increased to fund working capital requirements. Dividends on the convertible preferred securities were $4.1 million and $3.8 million for the nine months ended March 25, 2001 and March 26, 2000, respectively. The dividends are currently being deferred and accrued in conjunction with the September 1999 amendment to the credit facility.

The income tax benefit was $2.4 million for the nine months ended March 25, 2001 versus income tax expense of $0.4 million for the nine months ended March 26, 2000. The income tax benefit reflects book losses less permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss increased $5.6 million to $7.5 million for the nine months ended March 25, 2001 from $1.9 million for the nine months ended March 26, 2000. Basic and diluted losses per share were $(0.74) for the nine months ended March 25, 2001 compared to basic and diluted losses per share of $(0.19) for the nine months ended March 26, 2000. Basic and diluted weighted average shares outstanding were approximately 10.1 million for the nine months ended March 25, 2001 and March 26, 2000.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The net loss plus non-cash operating charges provided $5.6 million of operating cash flow for the nine months ended March 25, 2001. Net increases in working capital balances used operating cash of $11.4 million, resulting in net cash used by operating activities of $5.8 million for the nine months ended March 25, 2001. The increase in working capital balances reflects increased costs and earnings in excess of amounts billed (CIE) and increased inventories, partially offset by increased customer advances and lower trade receivables. The increase in CIE and inventories is primarily in the Automation segment relating to the high project activity and the timing of customer progress billings. The higher customer advances reflect several larger projects at very early stages in the project life. Lower trade receivables primarily reflect the low level of shipping across the Automation segment.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the nine months ended March 25, 2001, the Company borrowed $3.8 million on its revolving credit facility and received proceeds of approximately $2.0 million from the sale of the corporate airplane and substantially all of the assets of Vanguard Technical Solutions, Inc. The funds were used primarily for working capital requirements discussed above, capital expenditures of $2.6 million, debt repayments of $1.6 million and financing costs of $1.2 million. The Company has deferred $4.1 million of dividends on the convertible preferred securities in fiscal 2001.

During the nine months ended March 26, 2000, the Company borrowed $18.7 million on its revolving credit facility. The funds were used for working capital requirements, the acquisition of C. E. King for $2.1 million, capital expenditures of $4.5 million and financing costs of $1.1 million.

The Company's credit facility includes a $128.5 million revolving credit facility and a $9.9 million term credit facility and matures on July 2, 2001. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3 3/4% (at the option of DTI). Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Because the Company's credit facility matures on July 2, 2001, borrowings of $118.2 million under this facility have been presented within current liabilities in the Company's March 25, 2001 consolidated balance sheet. Total borrowing availability under the credit facility as of March 25, 2001 was $14.9 million.

As a result of the Company's third quarter financial results, the Company is in default of certain financial covenants under its senior credit agreement and another agreement. The Company has obtained a temporary waiver of existing defaults of covenants and breaches of representations and warranties. The Company expects to announce before the end of the fourth quarter that it has reached an agreement with its lenders to amend the covenants under the senior credit agreement of which the Company is currently in default and to extend by 12 months the maturity of the credit facility, although there can be no assurance that such agreement will be reached. If the Company fails to obtain the necessary amendments, it will continue to be in default under such covenants and in breach of its representations and warranties. Accordingly, the lenders could accelerate their debt under the senior credit agreement.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------

The Company has implemented various cash management initiatives in fiscal 2001, including the reduction of discretionary capital expenditures, increased focus on collections of accounts receivable, and accelerated payment terms from customers, among other things. With the assistance of an investment banking firm, the Company is also actively marketing the sale of several business units with the intention of using the proceeds to pay down debt. The business units expected to be divested include Detroit Tool Metal Products Co., the Peer Division, Assembly Technology and Test, Inc., the Stokes Division and the Scheu & Kniss Division. These five business units had combined sales in fiscal 2000 of over $120 million. The Company has signed letters of intent and expects to close the sale of three of these businesses by the end of the current fiscal year. The Company is also working on the sale of various other smaller businesses and a product line of the Packaging segment. As discussed earlier, the Company sold its corporate airplane and substantially all of the net assets of Vanguard Technical Solutions, Inc. in the third quarter for approximately $2.0 million.

In conjunction with an amendment to the credit facility in September 1999, the Company elected to defer interest payments on its convertible junior subordinated debentures. The credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred and DTI is not declaring or paying any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $9.2 million have been deferred and accrued as of March 25, 2001.

Management currently anticipates that capital expenditures in the current fiscal year will be approximately $3 million to $4 million. This includes recurring replacement or refurbishment of machinery and equipment, and purchases to improve production methods or processes or to expand manufacturing capabilities. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of March 25, 2001, the Company had $262.3 million of orders in backlog, which compares to a backlog of approximately $257.5 million as of March 26, 2000. Orders for the three and nine months ended March 25, 2001 were approximately $79.8 million and $374.6 million, respectively.

The backlog for the Automation segment at March 25, 2001 was $228.1 million, which increased $13.4 million or 6.2% from a year ago. The increase is a result of the significant backlog of electronics systems. As part of the current capital program within the Company's electronics market, additional duplicated systems orders are expected to be placed in the next six months. The Automation segment's backlog also reflects a significant project in the diesel engine market booked in the first quarter of fiscal 2001. Backlog for the Packaging segment was $26.2 million, a decrease of $9.6 million, or 26.8%, over the comparable period in fiscal 2000. The decrease in backlog is primarily due to the soft order activity for Kalish and Sencorp for the first nine months of fiscal 2001.

The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company expects that less than one-half of the orders in the backlog will be recognized as sales during the fourth quarter.

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

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 21
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Following the Company's announcements in August and September 2000 regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their directors and officers were named as defendants in five complaints in putative class action lawsuits. During the third quarter, these actions were consolidated into a single class action and an amended complaint was filed (the "Securities Action") adding the Company's Sencorp subsidiary and certain additional officers and directors as defendants. The Consolidated Amended Complaint asserts causes of action under Section 10(b), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, and alleges, among other things, that the accounting irregularities caused the Company's previously issued financial statements to be materially false and misleading. The Consolidated Amended Complaint also seeks damages in an unspecified amount and purports to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. The Company currently is evaluating these claims asserted as well as possible defenses thereto and intends to defend the Securities Action vigorously.

         While it is not feasible to predict or determine the final outcome of the Securities Action or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company, its subsidiaries and their officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Action, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Action will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

         In addition, in November 1998, pursuant to the agreement by which the Company acquired Kalish, Mr. Graham L. Lewis, a former director of the Company, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the restatement discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, the Company believes that the additional payment should not have been made. During the third quarter, the Company commenced legal action against Mr. Lewis to recover this payment, and Mr. Lewis has counter-sued for wrongful termination against the Company. Management believes that the Company's suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit and the Company intends to defend this counter-suit vigorously.

         The Company also is a party to certain lawsuits involving employee matters, product liability and other matters. Management does not expect the outcome of any such litigation to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 22
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 4 - Amendment No. 2 to Rights Agreement by and between DT Industries, Inc. and ChaseMellon Shareholder Services, L.L.C., dated as of November 17, 2000.

                  Exhibit 10.1* - Employment Agreement, dated as of November 6, 2000, by and between DT Industries, Inc. and Stephen J. Perkins.

                  Exhibit 10.2* - Termination and Change of Control Agreement, dated as of November 6, 2001, by and between DT Industries, Inc. and Stephen J. Perkins.

                  Exhibit 10.3* - Restricted Stock Agreement, dated April 25, 2001, by and between DT Industries, Inc. and Stephen J. Perkins.

                  Exhibit 11 - Statement Regarding Computation of Earnings Per Share

         -----------------
         *Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K:

                  On January 24, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, a release announcing John M. Casper as the Company's new Chief Financial Officer and the appointment of John F. Schott as the Company's Chief Operating Officer.

                  On February 8, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the second quarter of fiscal 2001, among other things.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DT INDUSTRIES, INC.




Date:     May 9, 2001                      /s/  John M. Casper
                                      -----------------------------------
                                                     (Signature)
                                      John M. Casper
                                      Senior Vice President, Finance and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX


Exhibit 11        Statement Regarding Computation of Earnings Per Share

                  Exhibits:

                  Exhibit 4 - Amendment No. 2 to Rights Agreement by and between DT Industries, Inc. and ChaseMellon Shareholder Services, L.L.C., dated as of November 17, 2000.

                  Exhibit 10.1* - Employment Agreement, dated as of November 6, 2000, by and between DT Industries, Inc. and Stephen J. Perkins.

                  Exhibit 10.2* - Termination and Change of Control Agreement, dated as of November 6, 2001, by and between DT Industries, Inc. and Stephen J. Perkins.

                  Exhibit 10.3* - Restricted Stock Agreement, dated April 25, 2001, by and between DT Industries, Inc. and Stephen J. Perkins.

                  Exhibit 11 - Statement Regarding Computation of Earnings Per Share

         -----------------
         *Management contract or compensatory plan or arrangement.

         (c)      Reports on Form 8-K:

                  On January 24, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, a release announcing John M. Casper as the Company's new Chief Financial Officer and the appointment of John F. Schott as the Company's Chief Operating Officer.

                  On February 8, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the second quarter of fiscal 2001, among other things.