Form 10-K405
period 2001-06-24
DT INDUSTRIES INC
filed 2001-09-24
CIK 918999

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

                    FOR THE FISCAL YEAR ENDED JUNE 24, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-23400

                              DT INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      44-0537828
        State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
            907 WEST FIFTH STREET                                  45407
                  DAYTON, OH                                     (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (937) 586-5600
                           -------------------------

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

                     Common Stock, par value $.01 per share
         Series A Cumulative Preferred Stock, par value $.01 per share
                        Preferred Stock Purchase Rights
                             (Title of each class)
                           -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     As of September 10, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $60,680,440 (based on the closing sales price, on such date, of $6.06 per share).

     As of September 10, 2001, there were 10,337,224 shares of common stock, $0.01 par value outstanding.
                           -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

          Proxy Statement Dated October 1, 2001 (portion) (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DT INDUSTRIES, INC.
                               INDEX TO FORM 10-K

                                                                          PAGE
                                                                          ----
                                       PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................    9
Item 3.     Legal Proceedings...........................................   10
Item 4.     Submission of Matters to a Vote of Security Holders.........   10

                                      PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   11
Item 6.     Selected Financial Data.....................................   12
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   12
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   12
Item 8.     Financial Statements and Supplementary Data.................   12
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   12

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........   13
Item 11.    Executive Compensation......................................   13
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   13
Item 13.    Certain Relationships and Related Transactions..............   13

                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   14

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this report, particularly the information appearing in Items 1, 3 and 7, includes forward-looking statements. These statements comprising all statements herein which are not historical are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectibility of past due customer receivables, significant restructuring or other special non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, availability of financing at acceptable terms, the Company's ability to sell existing business units on favorable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including in the text of Items 1, 3 and 7, and in particular under the headings "Backlog", "Results of Operations", "Liquidity and Capital Resources", "Market Risk", "Seasonality and Fluctuations in Quarterly Results" and "Cautionary Statements Regarding Forward-Looking Statements" under Item 7.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     DT Industries, Inc. (together with its subsidiaries, the "Company" or "DTI") is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. The Company is one of the largest manufacturers of integrated assembly and test systems for discrete parts, as well as integrated tablet processing and packaging systems in North America. Although the Company has experienced declines in revenues and operating profits from the historical highs achieved in fiscal 1998, growth opportunities are believed to be provided by certain trends among its customers, including increased emphasis on manufacturing productivity and flexibility, globalization of manufacturing and markets, vendor rationalization and outsourcing. To capitalize on these trends, DTI has implemented a business strategy to provide, develop and market complementary technologies and capabilities to supply customers with integrated processing, assembly, testing and packaging systems for their products. As part of this strategy, the Company seeks to cross-sell the products produced by previously acquired companies through its larger company-wide sales force providing for greater geographic and customer coverage.

     BUSINESS SEGMENTS. The Company operates in two significant business segments:

     AUTOMATION SEGMENT. The Automation segment, which accounted for approximately 75% of the Company's consolidated fiscal 2001 net sales, designs and builds a complete line of integrated automated assembly and testing systems. Integrated systems combine a variety of manufacturing technologies into a complete automated manufacturing system. Core capabilities of the Company's Automation segment include systems integration, medium/high speed indexing, synchronous/non-synchronous assembly, flexible/reconfigurable, high speed precision assembly, build-to-print, material handling, cell control/data collection, lean manufacturing, precision tools and dies, and automated welding systems. The Automation segment's products are used in the electronics, tire, automotive, consumer products, electrical components, appliance, medical devices, hardware and many other industries. The Company is one of the largest manufacturers of integrated assembly and test systems for discrete parts in North America.

     PACKAGING SEGMENT. The Packaging segment, which accounted for approximately 17% of the Company's consolidated fiscal 2001 net sales, designs and builds proprietary machines and integrated systems used to perform processing and packaging tasks. Core capabilities of the Company's Packaging segment include the design and manufacture of thermoforming, blister packaging, liquid filling systems and a complete line of tablet processing and packaging systems. The Packaging segment's products are primarily used in the pharmaceutical, nutritional, cosmetics, consumer products and food industries. Sales of these products also produce a stream of recurring revenues from replacement parts and service as the Company's substantial installed base of equipment is maintained and upgraded over time. The Company is the largest manufacturer of integrated tablet processing and packaging systems in North America.

     The Company's other businesses, representing approximately 8% of the Company's consolidated fiscal 2001 net sales, produced precision-stamped steel and aluminum components through its stamping and fabrication operations for the heavy trucking, agricultural equipment, appliance, and electrical industries. Most of the assets comprising these other businesses were sold in June 2001, subsequent to year-end.

     The following table summarizes the companies comprising each business segment:

               COMPANY                   ACQUISITION DATE                  BUSINESS
               -------                   ----------------                  --------
  AUTOMATION SEGMENT:
Peer Division ("Peer")                      July 1992        Designer and manufacturer of
                                                             resistance and arc welding systems
                                                             and related parts
Detroit Tool and Engineering Company       August 1992       Designer and manufacturer of
  ("DTE")                                                    integrated manufacturing systems and
                                                             custom equipment, including tools and
                                                             dies
Advanced Assembly Automation, Inc.         August 1994       Designer, manufacturer and integrator
  ("AAA")                                                    of automated production and testing
                                                             systems
Assembly Machines, Inc. ("AMI")           January 1996       Manufacturer of high-speed assembly
                                                             systems
Mid-West Automation Enterprises, Inc.       July 1996        Designer and manufacturer of
  ("Mid-West")                                               integrated precision assembly systems
Hansford Manufacturing Corporation       September 1996      Designer and manufacturer of
  ("Hansford")                                               integrated precision assembly systems
Assembly Technology & Test, Inc.,           July 1997        Designer, manufacturer and integrator
  Assembly Technology & Test, Ltd.,                          of automated production and testing
  and Assembly Technologie &                                 systems
  Automation GmbH ("ATT"), previously
  Lucas Assembly & Test Systems

  PACKAGING SEGMENT:
Sencorp Systems, Inc. ("Sencorp")          August 1993       Designer and manufacturer of plastics
  Armac Industries, Co. ("Armac")(1)      February 1995      processing and packaging equipment,
                                                             systems and related parts
Stokes Division ("Stokes")                December 1993      Designer and manufacturer of rotary
                                                             presses and related parts
Lakso-Merrill Division                    February 1995      Designer and manufacturer of
  ("Lakso-Merrill")(2)                                       automated packaging machinery,
                                                             systems and related parts
Kalish Inc. ("Kalish")                     August 1995       Designer, manufacturer and integrator
                                                             of liquid filling and tablet
                                                             packaging systems
Swiftpack Automation Limited              November 1995      Designer and manufacturer of
  ("Swiftpack")                                              packaging equipment, primarily
                                                             electronic counters
C.E. King Division(3)                       July 1999        Designer and manufacturer of tablet
                                                             packaging, liquid filling and capping
                                                             equipment

-------------------------
(1) Armac was consolidated into the Sencorp facilities in fiscal 2000. The combined facility continues to manufacture the Armac product line.

(2) The Merrill division, originally purchased with Stokes in December 1993, was consolidated into the Lakso facilities in fiscal 2001.

(3) The company has announced its intent to consolidate C.E. King into Swiftpack with estimated completion on or before December 2001.

     Not shown here are Vanguard Technical Solutions, Inc., sold in January 2001, previously part of the Automation segment; Scheu & Kniss, sold in July 2001, previously part of the Packaging segment; and Detroit Tool Metal Products Co., sold in June 2001, previously part of the Company's other businesses.

     The Company is a Delaware corporation organized in January 1993 and the successor to Peer Corporation, Detroit Tool Group, Inc. ("DTG") and Detroit Tool and Engineering Company. Peer Corporation was organized in June 1992 to acquire the Peer Division of Teledyne, Inc. and the stock of DTG, the sole stockholder of DTE and Detroit Tool Metal Products Co. ("DTMP").

     The Company's principal executive offices are located at 907 West Fifth Street, Dayton Ohio 45458, and its telephone number is (937) 586-5600.

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

     Operational Improvements. The Company is focused on improving operational performance through greater use of risk assessment techniques, higher quality and more detailed project proposals, a strengthening of the skill set in applications engineering and project management as well as an increased focus on working capital management. DTI is investing in a comprehensive process creating culture change through continuous improvement via Leadership Development and Lean Thinking. The intended result is an aggressive continuous improvement mentality that permeates the organization from the top and drives every decision, every task and every action. Management and employees are being evaluated on the basis of the improvement of identified financial and operational benchmarks.

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

MARKETS AND PRODUCTS

     AUTOMATION SEGMENT. The Automation segment designs and builds a complete line of automated assembly and test systems, special machines and large complex dies for a range of industries, including electronics, tire, automotive, appliance, medical device, electrical components, hardware and many others. The Company also manufactures custom production equipment for specific customer applications, proprietary machines for specific industrial applications and integrated systems which may combine features of custom and proprietary equipment. Sales from the Company's Automation segment accounted for approximately 75%, 65% and 68% of consolidated net sales for fiscal 2001, 2000 and 1999, respectively.

     Integrated Systems. Integrated systems combine a wide variety of manufacturing technologies into a complete automated manufacturing system. Utilizing advanced computers, robotics, vision systems and other technologies, the Company provides a variety of capabilities including systems integration, medium/high speed indexing, synchronous/non-synchronous assembly, flexible/reconfigurable assembly, high speed precision assembly, build-to-print, material handling, cell control/data collection, lean manufacturing, precision tools and dies, and automated welding systems for the electronics, automotive, appliance, electrical components, medical device and hardware industries. The Company offers this variety of integrated systems for small or large, custom or standard automation applications. The standardized automation applications utilize various machine platforms and proprietary modular building blocks in carousel, in-line, rotary and robotic assembly systems, all of which facilitate time-sensitive, concurrent engineering projects where changes in tooling and processes can occur in an advanced stage of system design.

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

     PACKAGING SEGMENT. The Packaging segment designs and builds proprietary machines and integrated systems which are marketed under individual brand names and manufactured for specific industrial applications using designs owned or licensed by the Company. Although these machines are generally cataloged as specific models, they are usually modified for specific customer requirements and often combined with other machines into integrated systems. Many customers also request additional accessories and features which typically generate higher revenues and enhanced profit opportunities. The Packaging segment's products include thermoformers, blister packaging systems, rotary presses and complete integrated packaging systems. Packaging systems include: bottle unscrambling, electronic and slat tablet counting/filling, cottoning, sealing and capping, labeling, collating, cartoning, and liquid and tube filling. The Company believes this equipment maintains a strong reputation among its customers for quality, reliability and ease of operation and maintenance. The Company also sells replacement parts and accessories for its substantial installed base of machines. Sales from DTI's Packaging segment accounted for approximately 17%, 27% and 25% of consolidated net sales for fiscal 2001, 2000 and 1999, respectively. In fiscal 2001 the Company discontinued the production of plastics extrusion systems and is currently seeking a buyer for this product line.

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

     The Company benefits from a substantial installed base of Lakso(R)and Merrill(R) slat counters in the aftermarket sale of slats. Slat counting machines use a set of slats to meter the number of tablets or capsules to be inserted into bottles. Each size or shape of tablet or capsule requires a different set of slats. In addition, the practice in the pharmaceutical industry is to use a different set of slats for each product, even if the tablets are the same size.

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

     OTHER BUSINESSES. The Company's other businesses produced precision-stamped steel and aluminum components through its stamping and fabrication operations for the heavy trucking, agricultural equipment, appliance, and electrical industries. Most of the assets comprising these other businesses were sold in June 2001.

MARKETING AND DISTRIBUTION

     The Company's automation and packaging machines and systems are sold primarily through the Company's direct sales force and to a lesser extent through manufacturers' representatives and agents. Sales of automation and packaging machines and integrated systems require the Company's sales personnel to have a high degree of technical expertise and extensive knowledge of the industry served. The Company's sales force consists of specialists in each primary market in which the Company's automation and packaging machines and systems are sold. Each operating unit has a sales force experienced in the marketing of the equipment and systems historically produced by each respective business. The Company believes that cross-selling among the members of the Automation and Packaging segments and integration of proprietary technology and custom equipment into total production automation systems for selected industries provide the Company with expanded sales opportunities.

     The Company's automation and packaging machines and systems are sold throughout the world by manufacturers' representatives and sales agents in nearly 50 countries. The Company has sales and service offices in Canada, England and Germany. International sales were approximately 37% of consolidated net sales for fiscal 2001 compared to 28% and 25% of consolidated net sales in fiscal 2000 and fiscal 1999, respectively.

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

     PACKAGING SEGMENT. Special machines, integrated systems and related parts for the Company's tablet packaging and liquid-filling equipment are designed and assembled at the Company's facilities in Massachusetts, Canada and two locations in the United Kingdom from components made to the Company's specifications by unaffiliated vendors. Rotary presses are assembled at the Company's facility in Pennsylvania. Special machines and integrated systems for the plastics packaging industry are primarily manufactured at the Company's manufacturing facility in Massachusetts which include machining, fabrication and assembly.

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

CUSTOMERS

     The majority of the Company's sales is attributable to repeat customers, some of which have been customers of the Company or its acquired businesses for over twenty years. The Company believes such repeat business is indicative of the Company's engineering capabilities, the quality of its products and overall customer satisfaction. Hewlett-Packard Company, a customer of the Company's Automation segment, accounted for over 10% of the Company's consolidated net sales during fiscal 2001. Hewlett-Packard Company and Goodyear Tire & Rubber Company, both customers of the Company's Automation segment, each accounted for over 10% of the Company's consolidated net sales during fiscal 2000. The Company's five largest customers during fiscal 2001 accounted for approximately 43% of the Company's consolidated net sales.

     Certain purchasers of the Company's automation and packaging machines and systems make advance and progress payments to the Company in connection with the manufacture of machinery and systems.

BACKLOG

     The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 24, 2001, the Company had $217.6 million of orders in backlog, which compares to a backlog of approximately $259.6 million as of June 25, 2000.

     Automation segment backlog was $184.8 million as of June 24, 2001, a decrease of $30.9 million, or 14.3%, from the prior year. The decrease in backlog reflects the unusually high backlog of orders of automation systems at June 25, 2000 from key electronics and tire markets. The Company has not been able to replace this work with the soft economy affecting most of its other markets. Backlog for the Packaging segment decreased $11.3 million, or 29.9%, to $26.5 million due primarily to a decrease in the backlog of plastics processing equipment.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 2002.

COMPETITION

     The market for the Company's automation and packaging machines and systems is highly competitive, with a large number of companies advertising the sale of production machines. However, the market for automation and packaging machinery and systems is fragmented and characterized by a number of industry niches in which few manufacturers compete. The Company's competitors vary in size and resources; most are smaller privately-held companies or subsidiaries of larger companies, some of which are larger than the Company; and none of which competes with the Company in all product lines. In addition, the Company may encounter competition from new market entrants. The Company believes that the principal competitive factors in the sale of the Company's automation and packaging equipment and systems are quality, technology, on-time delivery, price and service. The Company believes that it competes favorably with respect to each of these factors.

ENGINEERING; RESEARCH AND DEVELOPMENT

     The Company maintains engineering departments at all of its manufacturing locations. The Company employs more than 534 people with experience in the design of production equipment. In addition to design work relating to specific customer projects, the Company's engineers develop new products and product improvements designed to address the needs of the Company's target market niches and to enhance the reliability, efficiency, ease of operation and safety of its proprietary machines.

TRADEMARKS AND PATENTS

     The Company and its subsidiaries own and maintain the registered trademarks ATT(R), AMI(R), AMI 1(R), AssemblyFlex(R), Fabspec(R), Fillit(R), For and About the Independent Telecommunity(R), Force-Flo Feeder(R), Lakso(R), Merrill(R), Micro-Scan(R), Mid-West(R), Mid-West Automation(R), MWA(R) and design, Pacer(R), Pharmaveyor(R), Reformer(R), Sencorp(R), Slat-Scan(R), Vali-Tab(R) and Versa-Press(R). Registrations for Company trademarks are also owned and maintained in countries where such products are sold and such registrations are considered necessary to preserve the Company's proprietary rights therein.

     The Company also has the rights to use the unregistered trademarks Armac(TM), F.A.S.T.(TM), Hartridge(TM), Oscar(TM) and design, Kalish(TM), Peer(TM), Stokes(TM) and Swiftpack(TM). All of the trademarks listed above are used in connection with the machines and systems marketed by the Automation and Packaging segments.

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

EMPLOYEES

     At the end of August 2001, the Company had approximately 2,200 employees. None of the Company's employees are covered under collective bargaining agreements. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be good.

ITEM 2. PROPERTIES

     The Company's administrative headquarters are located in Dayton, Ohio. Set forth below is certain information with respect to the Company's manufacturing facilities.

                                     SQUARE
                                     FOOTAGE      OWNED/
            LOCATION              (APPROXIMATE)   LEASED     LEASE EXPIRATION               PRODUCTS
            --------              -------------   ------     ----------------               --------
AUTOMATION SEGMENT:
  Lebanon, Missouri(1)..........     340,000      Owned                            Special machines,
                                                                                   integrated systems, tools
                                                                                   and dies
  Buffalo Grove, Illinois.......     205,000      Leased     July 31, 2003(3)      Integrated precision
                                                                                   assembly systems
  Buckingham, England and
    Gawcott, England............     150,000      Owned                            Integrated assembly and
                                      40,000      Owned                            testing systems
  Dayton, Ohio..................     200,000      Leased      July 1, 2016(4)      Integrated assembly and
                                      27,000      Leased      August 1, 2016       testing systems
  Rochester, New York...........      87,000      Leased   September 30, 2006(4)   Integrated precision
                                                                                   assembly systems
  Livonia, Michigan.............      86,000      Leased       July 31, 2003       Integrated assembly and
                                      20,000      Leased      May 31, 2002(5)      testing systems
  Saginaw, Michigan(1)..........      83,000      Owned                            Integrated assembly and
                                                                                   testing systems
  Benton Harbor, Michigan(1)....      70,500      Owned                            Resistance and arc welding
                                                                                   equipment and systems
  Erie, Pennsylvania(1).........      56,000      Owned                            High-speed assembly
                                                                                   systems
  Neuweid, Germany..............      33,000      Leased    September 13, 2003     Integrated assembly and
                                                                                   testing systems
PACKAGING SEGMENT:
  Hyannis, Massachusetts(2).....     155,000      Owned                            Plastics processing and
                                                                                   packaging equipment
  Montreal, Quebec..............      81,000      Leased      August 14, 2017      Tablet packaging, liquid
                                                                                   filling and tube filling
                                                                                   equipment and systems
  Leominster, Massachusetts(1)..      60,000      Owned                            Tablet packaging equipment
                                                                                   and systems
  Bristol, Pennsylvania.........      43,000      Leased     June 30, 2005(3)      Rotary presses
  Alcester, England.............      22,000      Owned                            Electronic counters
  Surrey, England...............      19,000      Leased     February 1, 2015      Electronic counters
OTHER:
  Rochester, New York...........      26,000      Leased     July 31, 2002(4)      Metal products

-------------------------
(1) This property secures the Company's senior credit facility.

(2) This property secures the Company's industrial revenue bonds, issued in connection with the purchase and expansion of the Sencorp facility, and the Company's senior credit facility.

(3) The Company has an option to renew such lease for one additional five-year term.

(4) The Company has an option to renew such lease for two additional terms of five years.

(5) The Company has an option to renew such lease for one additional two-year term.

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

ITEM 3. LEGAL PROCEEDINGS

     Following the Company's announcements in August and September 2000 regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their directors and officers were named as defendants in five complaints in putative class action lawsuits. During fiscal 2001, these actions were consolidated into a single class action styled In re DT Industries, Inc. Securities Litigation and an amended complaint was filed (the "Securities Action") adding the Company's Sencorp subsidiary and certain additional officers and directors as defendants. The Securities Action is pending in the United States District Court for the Western District of Missouri. The Consolidated Amended Complaint asserts causes of action under
Section 10(b), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, and alleges, among other things, that the accounting irregularities caused the Company's previously issued financial statements to be materially false and misleading. The Consolidated Amended Complaint also seeks damages in an unspecified amount and purports to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. On June 19, 2001, the Company moved to dismiss these claims. There has been no discovery in the Securities Action. The Company denies all allegations of wrongdoing made against it in the Securities Action and intends to vigorously defend the Securities Action.

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

     In November 1998, pursuant to the agreement by which the Company acquired Kalish, Mr. Graham L. Lewis, a former director of the Company, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the restatement discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, the Company believes that the additional payment should not have been made. During fiscal 2001, the Company commenced legal action against Mr. Lewis to recover this payment, and Mr. Lewis has counter-sued for wrongful termination against the Company. There has been no discovery in these actions. Management believes that the Company's suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit and the Company intends to defend this counter-suit vigorously.

     Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. At June 24, 2001, there were 21 such claims either pending or which may be asserted against the Company. The Company does not believe that the resolution of such suits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flow. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

     In addition to product liability claims, from time to time the Company is the subject of legal proceedings, including claims involving employee matters, commercial matters and similar claims. There are no material claims currently pending. The Company maintains comprehensive general liability insurance which it believes to be adequate for the continued operation of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DTII". As of September 10, 2001, the number of record holders of common stock was 77. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock issued and outstanding at such date was approximately 1,900.

     The following table sets forth, for the quarters indicated, the high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market and the cash dividends per share declared during such periods.

                                                             SALES PRICES
                                                           -----------------      QUARTERLY CASH
                                                            HIGH        LOW         DIVIDENDS
                                                            ----        ---       --------------
FISCAL 2001
Fourth quarter...........................................  $ 6.05      $2.75            --
Third quarter............................................    3.88       2.38            --
Second quarter...........................................    4.63       3.25            --
First quarter............................................   10.25       8.44            --
FISCAL 2000
Fourth quarter...........................................  $13.13      $9.38            --
Third quarter............................................   16.25       7.19            --
Second quarter...........................................    8.13       5.31            --
First quarter............................................    9.19       5.63            --

     In conjunction with the September 1999 amendment to the senior credit facility, the Company suspended payments of quarterly dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED
                                               ----------------------------------------------------
                                               JUNE 24,   JUNE 25,   JUNE 27,   JUNE 28,   JUNE 29,
                                                 2001       2000       1999       1998       1997
                                               --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales...................................   $511,102   $464,285   $442,084   $519,342   $396,110
Goodwill impairment(1)......................     38,219         --         --         --         --
Restructuring charge(1).....................      3,694         --      2,500         --         --
Net loss on disposal of assets(1)...........      8,473         --         --      1,383         --
Income (loss) before extraordinary loss.....    (71,343)    (4,590)    (5,135)    26,885     24,736
Extraordinary loss, net(2)..................         --         --         --      1,200        324
                                               --------   --------   --------   --------   --------
Net income (loss)...........................   $(71,343)  $ (4,590)  $ (5,135)  $ 25,685   $ 24,412
                                               ========   ========   ========   ========   ========
Diluted earnings (loss) per common share
  from continuing operations................   $  (7.01)  $  (0.45)  $  (0.51)  $   2.19   $   2.26
                                               ========   ========   ========   ========   ========
Diluted weighted average common shares
  outstanding...............................     10,173     10,107     10,149     13,621     11,022
                                               ========   ========   ========   ========   ========
Cash dividends declared per common
  share(3)..................................   $     --   $     --   $   0.08   $   0.08   $   0.08
                                               ========   ========   ========   ========   ========
BALANCE SHEET DATA
Working capital.............................   $ 81,779   $129,163   $ 96,808   $103,023   $ 89,336
Total assets................................    414,701    481,070    453,265    451,700    393,426
Total debt..................................    132,722    126,857    104,593     90,011     48,505
Company-obligated, mandatorily redeemable
  convertible preferred securities of
  subsidiary DT Capital Trust holding solely
  convertible junior subordinated debentures
  of the Company............................     80,652     75,146     70,000     70,000     70,000
Stockholders' equity........................     93,838    165,083    170,276    184,642    183,622

-------------------------
(1) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the adjustments.

(2) Reflects costs incurred of $2,000, less applicable income tax benefits of $800 in the fiscal year ended June 28, 1998 and costs incurred of $540, less applicable income tax benefits of $216 in the fiscal year ended June 29, 1997, related to the extinguishment and refinancing of debt by the Company.

(3) The Company's senior credit facility and the indenture governing the convertible junior subordinated debentures currently prohibit the Company from declaring or paying a cash dividend on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption "Management's Discussion and Analysis" on pages 15 through 26.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the information under the caption "Market Risk" on page 25.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the consolidated financial statements and notes thereto on pages 27 through 52.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement is being filed with the Securities and Exchange Commission on or about October 1, 2001. The information required by this item is set forth under the caption "Proposal One: Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

                                                                PAGE
Consolidated Balance Sheets as of June 24, 2001 and June 25,
  2000......................................................     29
Consolidated Statement of Operations for the Fiscal Years
  Ended June 24, 2001, June 25, 2000 and June 27, 1999......     30
Consolidated Statement of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 24, 2001, June 25, 2000
  and June 27, 1999.........................................     31
Consolidated Statement of Cash Flows for the Fiscal Years
  Ended June 24, 2001, June 25, 2000 and June 27, 1999......     32
Notes to Consolidated Financial Statements..................     34

2. FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
Report of Independent Accountants on Financial Statement
  Schedule..................................................    S-1
Schedule VIII Valuation and Qualifying Accounts and Reserves
  for the Fiscal Years Ended June 24, 2001, June 25, 2000
  and June 27, 1999.........................................    S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4. REPORTS ON FORM 8-K

     On May 10, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, a release of the Company's earnings for the third quarter of fiscal 2001, among other things.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     DT Industries, Inc. (DTI or the Company) was formed through a series of acquisitions beginning with the initial acquisitions of Detroit Tool Group, Inc. and the Peer Division of Teledyne, Inc. in 1992. Subsequent to those transactions, the Company or its subsidiaries completed a number of acquisitions. The acquisitions were elements of a strategic plan to acquire companies with proprietary products and manufacturing capabilities which had strong market and technological positions in the niche markets they served and furthered the Company's goal of providing customers a full range of integrated automated systems. The Company believes that emphasis on complementary acquisitions of companies serving target markets has allowed it to broaden its product offerings and to provide customers a single source for complete integrated automation systems. The acquisitions expanded the Company's base of customers and markets, creating greater opportunities for cross-selling among the various divisions of the Company. As a result of the operating performance over the past few years, the terms of the Company's credit agreement include restrictions on acquisitions. As such, the Company's focus is centered on operational improvements to increase profitability. The new management team has sold three non-core business units, is currently streamlining the company to eight operating divisions and has set new goals for improvements based on a few key financial benchmarks primarily centered on cash flow.

REVIEW OF FISCAL 2001 FINANCIAL RESULTS

     Following the issues of fiscal 2000, DT Industries' new executive management team has been aggressively reviewing business practices and procedures and implementing needed changes to position the Company for stability and profitability. Significant progress was made in fiscal 2001 to return the Company to financial health, including asset sales to generate cash for debt reduction and operating changes designed to improve productivity and margins. In August 2001 management finalized negotiation of an extension of its senior credit facility to July 2, 2002.

     Fiscal 2001 financial results were impacted by various charges substantially all of which were recorded in the fourth quarter. For fiscal 2001, the Company reported a net loss of $71.3 million on sales of $511.1 million. This compares to a net loss of $4.6 million on sales of $464.3 million for fiscal 2000. In the fourth quarter of fiscal 2001, the Company reported a net loss of $63.9 million on sales of $139.3 million. This compares to a net loss of $2.7 million on sales of $133.2 million in the fourth quarter of fiscal year 2000. The following summarizes the impact of the charges on the financial results for fiscal 2001:

                                                              FISCAL 2001
                                                   ----------------------------------    FISCAL 2000
                                                   AS REPORTED    CHARGES    ADJUSTED    AS REPORTED
                                                   -----------    -------    --------    -----------
Sales..........................................      $511.1           --      $511.1       $464.3
Gross Profit...................................      $ 76.7        $14.0      $ 90.7       $ 90.2
Gross Margin...................................        15.0%                    17.7%        19.4%
Operating Profit...............................      $(64.1)       $75.1      $ 11.0       $ 10.3
Operating Margin...............................       (12.5)%                    2.1%         2.2%

     The charges in the fourth quarter and twelve months of fiscal 2001 were as follows (pre-tax in millions):

Goodwill impairment.........................................    $38.2
Write-down of assets........................................     24.7
Net loss on disposal of assets..............................      7.9
Restructuring charge........................................      3.7
                                                                -----
Total fourth quarter charges................................     74.5
Net loss on disposal of assets recorded in the third
  quarter...................................................      0.6
                                                                -----
Total fiscal 2001 charges...................................    $75.1
                                                                =====

     The Company has taken various actions to contain costs and improve profitability reflected in the restructuring charge in the fourth quarter. These actions include management changes at under-performing units, reductions in work force throughout the company and the closing of underutilized facilities. The Company expects additional restructuring charges in fiscal 2002 as a result of the August 2001 announcement of the consolidation of the operations of Swiftpack and C.E. King.

     The Company's divestiture program resulted in the recording of $8.5 million net loss on the disposal of assets. The Company sold its corporate airplane and substantially all of the net assets of Vanguard Technical Solutions, Inc. in the third quarter for approximately $2.0 million. In June and July 2001, the Company sold substantially all of the net assets of Detroit Tool Metal Products Co. and Scheu & Kniss for an aggregate net cash proceeds of approximately $18.2 million. The combined revenues and operating profit of these businesses in fiscal 2001 was $42.7 million and $1.1 million, respectively. The Company is also working on the sale of the Stokes division, another small business and a product line of the Packaging segment, and is exploring the possible sale/leaseback of various owned properties.

     The write-down of assets pertains primarily to the increase in the allowance for doubtful accounts on significantly past due accounts receivable, an increase in provisions for excess and obsolete inventories and other inventory market value charges. See further discussion of the goodwill impairment below.

     For a better understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     The Company primarily operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment including thermoforming, blister packaging and heat sealing. The Company's other businesses produced precision-stamped steel and aluminum components through its stamping and fabrication operations. Most of the assets comprising these other businesses were sold in June 2001.

     Set forth below is certain financial data relating to each business segment.

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                              JUNE 24,      JUNE 25,      JUNE 27,
                                                                2001          2000          1999
                                                              --------      --------      --------
                                                                         (IN THOUSANDS)
NET SALES
  Automation..............................................    $385,515      $302,788      $299,787
  Packaging...............................................      87,282       123,237       109,487
  Other...................................................      38,305        38,260        32,810
                                                              --------      --------      --------
       Total..............................................    $511,102      $464,285      $442,084
                                                              ========      ========      ========
GROSS PROFIT
  Automation..............................................    $ 67,803      $ 60,937      $ 53,385
     Gross margin.........................................        17.6%         20.1%         17.8%
  Packaging...............................................       4,642        23,900        32,524
     Gross margin.........................................         5.3%         19.4%         29.7%
  Other...................................................       4,300         5,357         3,649
     Gross margin.........................................        11.2%         14.0%         11.1%
                                                              --------      --------      --------
       Total gross profit.................................    $ 76,745      $ 90,194        89,558
       Total gross margin.................................        15.0%         19.4%         20.3%
                                                              ========      ========      ========

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                              JUNE 24,      JUNE 25,      JUNE 27,
                                                                2001          2000          1999
                                                              --------      --------      --------
                                                                         (IN THOUSANDS)
OPERATING INCOME (LOSS)
  Automation..............................................    $  4,802      $ 15,366      $  5,573
     Operating margin.....................................         1.2%          5.1%          1.9%
  Packaging...............................................     (55,254)          526         8,400
     Operating margin.....................................       (63.3)%         0.4%          7.7%
  Other...................................................         128         3,207         1,765
     Operating margin.....................................         0.3%          8.4%          5.4%
  Corporate...............................................     (13,811)(1)    (8,757)       (9,420)
                                                              --------      --------      --------
       Total operating income (loss)......................    $(64,135)     $ 10,342         6,318
       Total operating margin.............................       (12.5)%         2.2%          1.4%
                                                              ========      ========      ========
DEPRECIATION AND AMORTIZATION EXPENSE
  Automation..............................................    $  8,546      $  9,181      $  9,426
  Packaging...............................................       3,969         4,044         3,595
  Other...................................................       1,432         1,737         1,496
  Corporate...............................................       2,456         1,498           947
                                                              --------      --------      --------
       Total..............................................    $ 16,403      $ 16,460      $ 15,464
                                                              ========      ========      ========
CAPITAL EXPENDITURES
  Automation..............................................    $  1,569      $  3,757      $  3,889
  Packaging...............................................         885         2,056         9,327
  Other...................................................         346            --         1,624
  Corporate...............................................         378           918         1,063
                                                              --------      --------      --------
       Total..............................................    $  3,178      $  6,731      $ 15,903
                                                              ========      ========      ========
IDENTIFIABLE ASSETS
  Automation..............................................    $298,020      $306,434      $272,816
  Packaging...............................................      80,998       138,924       142,828
  Other...................................................      23,401        22,022        21,325
  Corporate...............................................      12,282        13,690        16,296
                                                              --------      --------      --------
       Total..............................................    $414,701      $481,070      $453,265
                                                              ========      ========      ========

-------------------------

(1) The increase in Corporate operating loss was a result of non-recurring legal and professional fees of approximately $3,487 associated with the investigations into the prior years accounting irregularities and a restructuring charge of approximately $2,069.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                                         FISCAL YEAR ENDED
                                                                ------------------------------------
                                                                JUNE 24,      JUNE 25,      JUNE 27,
                                                                  2001          2000          1999
                                                                --------      --------      --------
Net sales...................................................    100.0%        100.0%        100.0%
Cost of sales...............................................      85.0          80.6          79.7
                                                                 -----         -----         -----
Gross profit................................................      15.0          19.4          20.3
Selling, general and administrative expenses................      17.7          17.2          18.3
Goodwill impairment.........................................       7.5            --            --
Restructuring charge........................................       0.7            --           0.6
Net loss on disposal of assets..............................       1.6            --            --
                                                                 -----         -----         -----
Operating income (loss).....................................     (12.5)          2.2           1.4
Interest expense............................................       2.9           2.2           1.8
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary DT Capital
  Trust holding solely convertible junior subordinated
  debentures of the Company.................................       1.1           1.1           1.1
                                                                 -----         -----         -----
Loss before benefit for income taxes........................     (16.5)         (1.1)         (1.5)
Benefit for income taxes....................................      (2.5)         (0.1)         (0.3)
                                                                 -----         -----         -----
Net loss....................................................     (14.0)%        (1.0)%        (1.2)%
                                                                 =====         =====         =====

                        FISCAL 2001 COMPARED FISCAL 2000

     Consolidated net sales for the fiscal year ended June 24, 2001 were $511.1 million, an increase of $46.8 million, or 10.1%, from $464.3 million for the fiscal year ended June 25, 2000. Net sales by segment were as follows (in millions):

                                             TWELVE MONTHS ENDED    TWELVE MONTHS ENDED     INCREASE
                                                JUNE 24, 2001          JUNE 25, 2000       (DECREASE)
                                             -------------------    -------------------    ----------
Automation...............................          $385.5                 $302.8             $ 82.7
Packaging................................            87.3                  123.2              (35.9)
Other....................................            38.3                   38.3                 --
                                                   ------                 ------             ------
                                                   $511.1                 $464.3             $ 46.8
                                                   ======                 ======             ======

     Automation segment sales increased $82.7 million, or 27.3%, to $385.5 million for the fiscal year ended June 24, 2001. The increase in sales is primarily the result of an ongoing capital program within the Company's primary electronics market. The Company is manufacturing these electronics assembly systems across several automation business units. Sales to the Company's primary electronics market accounted for approximately 36% of total Automation segment sales. Although the Company currently has a strong backlog within its core electronics market at June 24, 2001, total electronics revenues in fiscal 2002 are expected to be substantially lower.

     Packaging segment sales decreased $35.9 million, or 29.2%, to $87.3 million for the fiscal year ended June 24, 2001. Plastics-related equipment sales were down approximately $18.9 million from a combination of the decision to exit the extrusion business and significantly lower sales of thermoforming equipment. Extrusion equipment sales were approximately $11.4 million in fiscal 2000. Sales of thermoforming systems have decreased as a result of a market downturn in plastics related products and machinery. Sales from the Company's other packaging businesses also decreased substantially in fiscal 2001 versus fiscal 2000. The decrease in sales was across several product lines including presses, counters, fillers and line integration primarily to pharmaceutical and nutritional markets. In March 2001, the Company hired a new president to assume responsibility over the Kalish, Lakso, Swiftpack and King business units. The Company is actively marketing the Stokes press business and sold the Scheu & Kniss press parts business in July 2001.

     Sales from the Company's other businesses, primarily DTMP, remained constant at $38.3 million in fiscal 2001 in comparison to fiscal year 2000. The Company sold DTMP in June 2001 and is actively seeking to sell the remaining components business.

     Gross profit decreased $13.5 million, or 14.9%, to $76.7 million for the twelve months ended June 24, 2001 from $90.2 million for the twelve months ended June 25, 2000. The gross margin decreased to 15.0% from 19.4%. The decrease reflects lower gross margins across all business segments for the fiscal year. Gross profit in fiscal 2001 reflects $14.0 million of charges taken in the fourth quarter primarily related to provisions for excess and obsolete inventories, warranty accruals and other inventory market value write-downs.

     The Automation segment's margins decreased to 17.6% for the twelve months ended June 24, 2001 from 20.1% in the prior year. The lower margins primarily resulted from several large projects initiated in fiscal 2001. The lower margins on these projects can be attributed to pricing and to the ramp up costs and initial inefficiencies associated with the first few of multiple electronics systems being engineered and manufactured. The Company incurred substantial costs associated with the use of contract labor in ramping up to meet the delivery needs of customers in fiscal 2001. The margins during the current year reflect the capitalization of $2.4 million of certain engineering costs on the first of these multiple systems being manufactured for this electronics customer. The first system was shipped in the second quarter. The Company is amortizing these engineering costs over the systems that were in backlog at the time the engineering costs were capitalized. Approximately $1.1 million was amortized in fiscal 2001 with the remaining amount to be amortized by the end of the second quarter of fiscal 2002.

     The Packaging segment's margins decreased to 5.3% for the twelve months ended June 24, 2001 from 19.4% in the prior year. The gross margins reflect $11.3 million of charges taken by the Packaging segment in the fourth quarter primarily related to provisions for excess and obsolete inventories, warranty accruals and other inventory market value write-downs. The lower gross margins are also a reflection of the 29.2% decrease in sales and the resulting increase in unfavorable manufacturing absorption. The Company significantly restructured both the Sencorp and Kalish operations in fiscal 2001 reducing headcount and overhead costs. Headcount at Sencorp and Kalish was reduced approximately 30% and 45%, respectively. The Company continues to monitor these businesses closely. In July 2001, the Company sold the historically under-performing Scheu & Kniss press parts business and is actively marketing the sale of the Stokes press business. Both of these businesses recognized lower gross margins for the year.

     Selling, general and administrative (SG&A) expenses were $90.5 million for the year ended June 24, 2001, an increase of $10.6 million from the $79.9 million for year ended June 25, 2000. The increase reflects $10.8 million in charges taken in the fourth quarter of fiscal 2001 primarily related to increases in the allowance for doubtful accounts. The Company also incurred approximately $3.5 million in non-recurring legal, professional, consulting and severance related expenses during fiscal 2001 related to the effects of the investigations of prior years accounting irregularities at Kalish and Sencorp. Excluding the $14.3 million in unusual expenses, SG&A expenses were approximately 4.6% less than the prior year.

     In the fourth quarter of fiscal 2001, the Company recorded a goodwill impairment charge of $38.2 million related to several businesses in both the Automation and Packaging segments. The write-down of goodwill was primarily a result of a continued decline in the financial results of certain subsidiaries and management assumptions regarding future performance and strategic planning. The Company calculated the present value of expected cash flows to determine the fair value of the subsidiaries using a discount rate of 12%, which represents the weighted cost of capital. Included in the goodwill write-down was a full impairment charge of $5.9 million related to the Stokes division. This charge was based on a sales price outlined in a letter of intent to sell such division, which established fair value of the division based on a current transaction. The net loss on the disposal of Scheu & Kniss included a full impairment of the related goodwill of $5.0 million.

     During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $3.7 million for severance costs associated with management changes and workforce reductions ($1.9 million), idle facility costs resulting primarily from the closure of four Packaging segment sales offices and the Corporate office in Springfield, Missouri ($0.7 million), personnel relocation costs resulting from the Corporate office move to Dayton, Ohio ($0.7 million) and non-cash asset write-downs and other charges ($0.4 million). The Company has utilized approximately $0.8 million of the restructuring reserve as of June 24, 2001 resulting in a remaining reserve of $2.9 million expected to be used during fiscal 2002. The Company continues to review current operations with a goal of further cost cuts and other measures to streamline operations and enhance profitability.

     During the third quarter, the Company sold its corporate airplane and substantially all of the net assets of Vanguard Technical Solutions, Inc. Net proceeds from the sales of these assets were approximately $2.0 million resulting in a pre-tax loss of $0.6 million. Subsequent to June 24, 2001, the Company sold substantially all of the net assets of Detroit Tool Metal Products Company and Scheu & Kniss. Net proceeds for the sales of these assets were approximately $18.2 million resulting in a pre-tax loss of approximately $7.8 million.

     Operating loss for the year ended June 24, 2001 was $64.1 million compared to operating income of $10.3 million for the year ended June 25, 2001.

     Interest expense increased $4.6 million, or 44.5%, to $14.9 million for the year ended June 24, 2001. The substantial increase pertains to both the increase in the Company's interest rate on borrowings pursuant to the senior secured credit facility and the increase in average borrowings outstanding. Borrowings have increased to fund working capital requirements. Dividends on the Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust (Convertible Preferred Securities) were $5.5 million and $5.1 million for the years ended June 24, 2001 and June 25, 2000, respectively. The dividends are currently being deferred and accrued in conjunction with the September 1999 amendment to the senior credit facility.

     The income tax benefit was $13.2 million, or an effective tax benefit rate of 15.6%, for the year ended June 24, 2001 compared to an income tax benefit of $0.5 million, or an effective tax benefit rate of 10.2%, for the year ended June 25, 2000. The effective income tax benefit rate reflects permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions. A substantial part of the goodwill impairment charges in fiscal 2001 were non-deductible. The Company also recorded a $7.8 million deferred tax assets valuation allowance primarily related to Canadian net tax loss carryforwards.

     Net loss for the year ended June 24, 2001 was $71.3 million and $4.6 million for the year ended June 25, 2000. Basic and diluted loss per share was $7.01 for the year ended June 24, 2001 compared to basic and diluted loss per share of $0.45 for the year ended June 25, 2000. Basic and diluted weighted average shares outstanding were approximately 10.2 million and 10.1 million for the years ended June 24, 2001 and June 25, 2000, respectively.

                      FISCAL 2000 COMPARED TO FISCAL 1999

     Consolidated net sales increased $22.2 million, or 5.0%, to $464.3 million for the year ended June 25, 2000 from $442.1 million for the year ended June 27, 1999. Net sales by segment were as follows (in millions):

                                                  TWELVE MONTHS ENDED    TWELVE MONTHS ENDED
                                                     JUNE 25, 2000          JUNE 27, 1999        INCREASE
                                                  -------------------    -------------------    ----------
Automation....................................          $302.8                 $299.8             $  3.0
Packaging.....................................           123.2                  109.5               13.7
Other.........................................            38.3                   32.8                5.5
                                                        ------                 ------             ------
                                                        $464.3                 $442.1             $ 22.2
                                                        ======                 ======             ======

     Automation segment sales increased $3.0 million, or 1.0% in fiscal 2000 primarily from the increased sales to the electronics industry and tire industry offset by lower sales to automotive and recreational products markets. The increased revenues from the electronics and tire markets was attributed to significant capital spending programs within these markets fueled by strong demand for end products in the electronics market and manufacturing improvements in tire production. The Company's automotive markets were soft in fiscal 2000 offsetting much of the increased sales from the electronics and tire markets. The softness in the automotive markets was primarily attributed to the technology cycle in fuel systems. Sales were down significantly in the recreational products market reflecting a significant amount of revenues in the prior year from a large special project.

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

     The decrease in Packaging segment gross margins to 19.4% in fiscal 2000 from 29.7% in fiscal 1999 resulted primarily from the issues at the Kalish and Sencorp subsidiaries. The Company believed the fiscal 2000 gross profit margins to be unusually low in comparison to fiscal 1999 because of a higher mix of larger, special machinery, which experienced significant cost overruns--such as extrusion systems and integrated packaging lines. The Company's other businesses in the Packaging segment were also lower than the prior year from a combination of factors including the significantly lower volume of engineering and manufacturing of tablet presses and resulting unfavorable overhead variances, the acquisition of C. E. King which produces lower margin counters, and a less favorable product mix.

     The Automation segment gross margins increased to 20.1% in fiscal 2000 from 17.8% in fiscal 1999. The increase was primarily a result of the significant electronics work in fiscal 2000, which improved manufacturing capacity utilization and replaced a nonrecurring low margin special project recognized in fiscal 1999. The Company incurred $9.8 million of special charges to cost of sales in the fourth quarter of fiscal 1999 related to cost and performance issues on three automation projects.

     The Company's stamping and fabrication businesses also showed improved gross margins in fiscal 2000 reflecting the higher volumes and resulting improved manufacturing overhead variances.

     SG&A expenses decreased $0.8 million, or 1.1%, to $79.9 million for the year ended June 25, 2000 from $80.7 million for the year ended June 27, 1999. Incremental costs associated with newly-acquired and start-up businesses were offset by cost containment measures taken across business segments and at the Corporate office, including headcount reductions and lower discretionary spending in the general and administrative and sales and marketing functions. The incremental costs associated with newly-acquired and start-up businesses resulted from the acquisitions of S&K in August 1998 and C.E. King in July 1999, the July 1999 start-up of an advanced automation engineering group on the West Coast (Vanguard Technical Solutions, Inc.) targeting the high-growth medical and electronics markets and the additional costs being incurred as a result of an agreement to assume the marketing and distribution of a standard product line manufactured by the Company. SG&A expenses as a percentage of consolidated net sales decreased to 17.2% in fiscal 2000 from 18.3% in fiscal 1999.

     During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $2.5 million for severance costs associated with management changes and workforce reductions, idle facility costs resulting from the lower level of order activity and non-cash asset writedowns. The charge included severance costs of $1.7 million, idle facility costs of $0.4 million and $0.4 million of asset writedowns and other charges. The Company utilized $0.4 million of the reserve in fiscal 1999 resulting in a remaining reserve of $2.1 million at June 27, 1999, which was fully utilized during fiscal 2000.

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

     The Company accrued $5.1 million and paid $5.0 million of dividends on the Convertible Preferred Securities of subsidiary DT Capital Trust for the years ended June 25, 2000 and June 27, 1999, respectively. DT Capital Trust's only assets are convertible junior subordinated debentures of the Company. Effective September 1999, the Company elected to defer interest payments on the convertible junior subordinated debentures. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred.

     Net loss was $4.6 million for the year ended June 25, 2000 versus $5.1 million for the year ended June 27, 1999. Basic and diluted loss per share were $0.45 for the year ended June 25, 2000 versus basic and diluted loss per share of $0.51 for the year ended June 27, 1999. Basic and diluted weighted average shares outstanding were 10.1 million for the years ended June 25, 2000 and June 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net loss plus non-cash operating charges of $78.4 million, which includes $26.9 million of charges impacting working capital, provided $7.1 million of operating cash flow in fiscal 2001. Net loss plus non-cash operating charges provided $16.0 million and $11.4 million of operating cash flow in fiscal 2000 and 1999, respectively.

     Net increases in working capital in fiscal 2001, excluding the $26.9 million of non-cash charges, used operating cash of $21.2 million, resulting in net cash used by operating activities of $14.1 million for the year ended June 24, 2001. The increase in working capital was a result of the substantial increase in costs and earnings in excess of amounts billed (CIE) within the Automation segment relating to a very large diesel engine assembly system project. The non-cash working capital charges primarily reflect the charges taken in the fourth quarter of approximately $8.3 million to accounts receivable and $12.0 million to inventories.

     Working capital balances increased $35.5 million during fiscal 2000 due primarily to a significant increase in CIE and accounts receivable from June 27, 1999 partially offset by an increase in accounts payable primarily in the Automation segment. The increase in CIE is primarily due to an increase in work-in-process for a significant electronics customer in the Automation segment. Accounts receivable increased due to a few large projects for which special payment terms were extended. These increases were partially offset by an increase in accounts payable as a result of management's attempts to conserve cash.

     Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

     During the year ended June 24, 2001, the Company borrowed $10.5 million on its revolving credit facility and received proceeds of approximately $2.0 million from the sale of the corporate airplane and substantially all of the assets of Vanguard Technical Solutions, Inc. The funds were used primarily for working capital requirements discussed above, capital expenditures of $3.2 million, debt repayments of $1.7 million and financing costs of $1.5 million. The Company deferred $5.5 million of dividends on the convertible preferred securities in fiscal 2001.

     During the year ended June 25, 2000, the Company borrowed $26.1 million on its revolving credit facility to finance the growth in working capital, to acquire the net assets of C.E. King for $2.1 million and to fund capital expenditures of $6.7 million and financing fees of $1.3 million.

     On July 21, 1997 the Company entered into a $175 million multi-currency revolving and term senior credit facility. The multi-currency facility provided a $10 million Canadian term loan and a $165 million revolving credit facility, which included an approximate $80 million sub-limit for multi-currency borrowings in Pounds Sterling and Deutsche Marks. In September 1999 the Company completed an amendment to this credit facility pursuant to which the total credit limit was reduced to $135 million, including a $125 million revolving credit facility and a $10 million term credit facility. The facility increased to $140 million in December 1999 when the Company met certain operating cash flow targets.

     As a result of the Company's financial performance for the three months ended March 25, 2001 and the fiscal year ended June 24, 2001, the Company was in default of certain financial covenants in its senior credit agreement. Effective August 2, 2001, the Company executed an amendment to the senior credit agreement (the "Amendment") pursuant to which the lenders agreed to extend the maturity date to July 2, 2002, waive the existing financial covenant violations and establish new financial covenants for fiscal 2002. The Amendment requires the Company to make scheduled mandatory prepayments, with dollar-for-dollar commitment reductions, of $5.0 million per month from September 2001 through December 2001 and $2.0 million per month from January 2002 through June 2002 (an aggregate reduction of $32.0 million). The Company is also required to make additional pre-payments, with dollar-for-dollar commitment reductions, of $3.5 million from tax refund proceeds and 30% of the cash receipts of a specified customer contract (estimated to be an approximate $8.5 million reduction assuming that all of the receipts from such contract are received in fiscal
2002). The Amendment also requires the use of 80-100% of the proceeds from the sale of assets to be used for additional pre-payments, with dollar-for-dollar commitment reductions.

     Pursuant to the Amendment, the interest rate on the Company's borrowings was increased to the prime rate plus 3% (the Eurodollar rate plus 6.0% on foreign currency borrowings) until December 31, 2001 and to the prime rate plus 3.5% (the Eurodollar rate plus 6.5% on foreign currency borrowings) thereafter.

     Borrowings under the senior credit facility are secured by substantially all of the assets of the Company and its domestic subsidiaries. Total borrowing availability under the senior credit facility as of June 24, 2001 was approximately $10.4 million. As of the date of the Amendment, and following the prepayment of approximately $13.1 million from net sale proceeds from the DTMP and Scheu & Kniss divestitures, the senior credit facility was approximately $125.4 million, comprised of a $9.0 million term loan and a $116.4 million revolving line of credit. Total borrowing availability under the senior credit facility as of the date of the Amendment was approximately $9.4 million.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., participated in the issuance of $7.0 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Quick and Reilly, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the Bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 2.95% as of June 24, 2001. The Company was not in compliance with certain financial covenants in the reimbursement agreement with the financial institution that issued the letter of credit securing the Bonds as of March 25, 2001 and June 24, 2001. In September 2001, the Company completed an amendment to the relevant agreement providing, among other things, for the waiver of the covenant defaults as of March 25, 2001 and June 24, 2001 and the establishment of financial covenants for fiscal 2002.

     The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and intends to complete such refinancing prior to July 2, 2002, although there can be no assurance that such refinancing will be completed by this date. The Company has implemented various cash management initiatives, including the reduction of discretionary capital expenditures, increased focus on collections of accounts receivable, and accelerated payment terms from customers, among other things. As discussed earlier, the Company sold its corporate airplane and substantially all of the net assets of Vanguard Technical Solutions, Inc. in the third quarter for approximately $2.0 million. In June and July 2001, the Company sold substantially all of the net assets of DTMP and S&K for an aggregate net cash proceeds of approximately $18.2 million. The Company is also working on the sales of the Stokes division, another small business and a product line of the Packaging segment, and the possible sale/leaseback of various owned properties. In connection with the possible sales of the Stokes division and the extrusion product line, the Company recorded a write-down of these assets of $9.2 million ($5.9 million related to goodwill) and approximately $1.4 million, respectively, in the fourth quarter of fiscal 2001.

     In November 1998 DTI made an additional payment to the sellers of Kalish as determined by formulae based on the earnings of the acquired business for each of the three years after the closing of the acquisition, prior to the restatement described in the Company's Form 10-K for the year ended June 25, 2000. The additional purchase price specified within the Kalish agreement, based on earnings from the acquisition date to June 28, 1998, amounted to $3.0 million and was paid through a combination of stock and cash. This additional purchase price was recorded as goodwill. One of the prior directors of the Company was a controlling shareholder of Kalish prior to its acquisition by the Company. Because of the restatement of financial statements for fiscal years 1997 and 1998 described in the Company's Form 10-K for the year ended June 25, 2000, the additional purchase price was recalculated to be zero. No amounts with respect thereto have been reflected in the June 24, 2001 consolidated financial statements. The Company has commenced legal action against the former director to recover the additional purchase price, among other things. See Item 3. Legal Proceedings.

     In conjunction with the amendment to the senior credit facility in September 1999, the Company elected to defer interest payments on its convertible junior subordinated debentures. The credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred and DTI is not declaring or paying any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $10.7 million have been deferred and accrued as of June 24, 2001.

     In July 1999, the Company completed the acquisition of certain of the net assets of C. E. King, Ltd., a manufacturer of tablet counting, liquid filling and capping equipment located in Chertsey, England. The purchase price of $2.1 million was primarily financed by borrowings under the Company's revolving credit facility. As the transaction occurred subsequent to the end of fiscal 1999, the results of operations of the C. E. King assets are excluded from the fiscal 1999 results of operations of DTI. The pro forma effects of the acquisition of C. E. King assets on the Company's fiscal 1999 financial position are not material.

     Capital expenditures were $3.2 million in fiscal 2001 reflecting the Company's cash management initiatives. This primarily includes only recurring replacement or refurbishment of machinery and equipment. Management anticipates capital expenditures for fiscal 2002 to be in the range of $4.0 million to $6.0 million. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

     Based on its ability to generate funds from operations and thereby increase the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, capital expenditure, interest and debt pre-payment requirements.

BACKLOG

     The Company's backlog is based upon customer purchase orders the Company believes are firm. As of June 24, 2001, the Company had $217.6 million of orders in backlog, which compares to a backlog of approximately $259.6 million as of June 25, 2000.

     Automation segment backlog was $184.8 million as of June 24, 2001, a decrease of $30.9 million from the prior year. The decrease in backlog reflects the unusually high backlog of orders of automation systems at June 25, 2000 from key electronics and tire markets. The Company has not been able to replace this work with the soft economy affecting most of its other markets. Backlog for the Packaging segment decreased $11.3 million, or 29.9%, to $26.5 million due primarily to a decrease in the backlog of plastics processing equipment.

     The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Additionally, certain purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. The Company believes most of the orders in the backlog will be recognized as sales during fiscal 2002.

FOREIGN OPERATIONS

     The Company's primary foreign operations are conducted through its subsidiaries in Canada, the United Kingdom and Germany. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located. Foreign operations accounted for approximately $72.4 million, $85.8 million and $89.1 million of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. Earnings (loss) from operations for the Company's foreign operations were ($14.2) million, ($2.8) million and $8.7 million in fiscal 2001, 2000 and 1999, respectively.

MARKET RISK

     In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company mitigates certain of its foreign currency exposure by borrowing in the local functional currency in countries where the Company has significant assets denominated in foreign currencies. Such borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively. The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements, to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge primarily relate to its floating-rate debt.

     If interest rates increase 1% in fiscal 2002, as compared to fiscal 2001, the Company's interest expense would increase by approximately $0.7 million, and net income would decrease by approximately $0.5 million. This amount has been determined using the assumptions that the Company's outstanding floating-rate debt, as of June 24, 2001, continued to be outstanding throughout fiscal 2002, and that the average interest rates for these instruments increased 1% over fiscal 2001. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Company's financial structure.

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

NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the FASB approved Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

     SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations". The most significant impact of SFAS 141 is that the purchase method of accounting must be used for all business combinations initiated after June 30, 2001 and that specific criteria are provided for recognizing intangible assets apart from goodwill. SFAS 141 is effective for fiscal years beginning after June 30, 2001. The Company does not believe that SFAS 141 will have a material impact on financial position or results of operations.

     SFAS 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their initial recognition. Among the new requirements of SFAS 142 are:

     - Goodwill and indefinite-lived intangible assets will no longer be amortized;

     - Goodwill and indefinite-lived intangible assets will be tested for impairment at the reporting unit level annually;

     - The amortization period of intangible assets that have finite lives will no longer be limited to 40 years; and

     - Additional financial statement disclosures about goodwill and intangible assets will be required.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001, however, early adoption is permitted in certain instances. The Company is considering the election to early adopt SFAS 142 in the first quarter of fiscal 2002 and is assessing and quantifying the impact of adoption. Discontinuance of goodwill amortization is expected to reduce amortization expense by approximately $5.0 million. The carrying value of goodwill will continue to be assessed for recoverability by management at least on an annual basis.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained herein, particularly the information appearing in Items 1 and 3 and in this section under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", "Market Risk" and "Seasonality and Fluctuations in Quarterly Results," includes forward-looking statements. These statements, comprising all statements herein which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectibility of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, availability of financing at acceptable terms, the Company's ability to sell existing business units on favorable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears elsewhere herein, including in the text of Items 1, 3 and 7.

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

     The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, in accordance with auditing standards generally accepted in the United States. As part of their audit of the Company's fiscal 2001 consolidated financial statements, PricewaterhouseCoopers LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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

Stephen J. Perkins
President and Chief Executive Officer

John M. Casper
Senior Vice President, Finance and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DT Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of DT Industries, Inc. and its subsidiaries at June 24, 2001 and June 25, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 24, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
St. Louis, Missouri

August 13, 2001, except for Note 4 which is as of September 21, 2001

                          CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 24,       JUNE 25,
                                                                   2001           2000
                                                                -----------    -----------
                                                                  (IN THOUSANDS, EXCEPT
                                                                SHARE AND PER SHARE DATA)
ASSETS
  Current assets:
     Cash...................................................      $  5,505       $  8,705
     Accounts receivable, net...............................        44,915         58,924
     Costs and estimated earnings in excess of amounts
      billed ($175,843 and $129,078, respectively) on
      uncompleted contracts.................................       117,859         94,925
     Inventories, net.......................................        40,865         52,926
     Prepaid expenses and other.............................        12,497         14,296
                                                                  --------       --------
       Total current assets.................................       221,641        229,776
  Property, plant and equipment, net........................        62,463         73,218
  Goodwill, net.............................................       123,767        173,823
  Other assets, net.........................................         6,830          4,253
                                                                  --------       --------
                                                                  $414,701       $481,070
                                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt......................      $ 36,151       $    713
     Accounts payable.......................................        40,917         47,189
     Customer advances......................................        16,809         14,878
     Billings in excess of costs and estimated earnings
      ($44,207 and $37,168 respectively) on uncompleted
      contracts.............................................         8,842          7,533
     Accrued liabilities....................................        37,143         30,300
                                                                  --------       --------
       Total current liabilities............................       139,862        100,613
                                                                  --------       --------
  Long-term debt............................................        96,571        126,144
  Deferred income taxes.....................................            --         10,375
  Other long-term liabilities...............................         3,778          3,709
                                                                  --------       --------
                                                                   100,349        140,228
                                                                  --------       --------
  Commitments and contingencies (Note 10)
  Company-obligated, mandatorily redeemable convertible
     preferred securities of subsidiary DT Capital Trust
     holding solely convertible junior subordinated
     debentures of the Company..............................        80,652         75,146
                                                                  --------       --------
  Stockholders' equity:
     Preferred stock, $0.01 par value; 1,500,000 shares
      authorized; no shares issued and outstanding..........            --             --
     Common stock, $0.01 par value; 100,000,000 shares
      authorized;
       10,337,274 and 10,107,274 shares issued and
      outstanding at June 24, 2001 and June 25, 2000,
      respectively).........................................           113            113
     Additional paid-in capital.............................       127,853        133,348
     Retained earnings (accumulated deficit)................        (6,965)        64,378
     Cumulative translation adjustment......................        (2,058)        (1,978)
     Unearned portion of restricted stock...................          (661)            --
     Less -
       Treasury stock (1,038,488 and 1,268,488 shares at
        June 24, 2001 and June 25, 2000, respectively), at
        cost................................................       (24,444)       (30,778)
                                                                  --------       --------
       Total stockholders' equity...........................        93,838        165,083
                                                                  --------       --------
                                                                  $414,701       $481,070
                                                                  ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       FISCAL YEAR ENDED
                                                             --------------------------------------
                                                              JUNE 24,      JUNE 25,      JUNE 27,
                                                                2001          2000          1999
                                                             ----------    ----------    ----------
                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                      AND PER SHARE DATA)
Net sales................................................    $  511,102    $  464,285    $  442,084
Cost of sales............................................       434,357       374,091       352,526
                                                             ----------    ----------    ----------
Gross profit.............................................        76,745        90,194        89,558
Selling, general and administrative expenses.............        90,494        79,852        80,740
Goodwill impairment (Note 2).............................        38,219            --            --
Restructuring charge (Note 13)...........................         3,694            --         2,500
Net loss on disposal of assets (Note 3)..................         8,473            --            --
                                                             ----------    ----------    ----------
Operating income (loss)..................................       (64,135)       10,342         6,318
Interest expense, net....................................        14,891        10,305         7,742
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary DT
  Capital Trust holding solely convertible junior
  subordinated debentures of the Company, at 7.16% per
  annum..................................................         5,506         5,146         5,012
                                                             ----------    ----------    ----------
Loss before benefit for income taxes.....................       (84,532)       (5,109)       (6,436)
Benefit for income taxes.................................       (13,189)         (519)       (1,301)
                                                             ----------    ----------    ----------
Net loss.................................................    $  (71,343)   $   (4,590)   $   (5,135)
                                                             ==========    ==========    ==========
Net loss per common share:
  Basic..................................................    $    (7.01)   $    (0.45)   $    (0.51)
  Diluted................................................    $    (7.01)   $    (0.45)   $    (0.51)
                                                             ==========    ==========    ==========
Weighted average common shares outstanding:
  Basic..................................................    10,172,811    10,107,274    10,149,215
  Diluted................................................    10,172,811    10,107,274    10,149,215
                                                             ==========    ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                     RETAINED       ACCUMULATED                                      UNEARNED
                                     EARNINGS/         OTHER                ADDITIONAL              PORTION OF       TOTAL
                                   (ACCUMULATED)   COMPREHENSIVE   COMMON    PAID-IN     TREASURY   RESTRICTED   STOCKHOLDERS'
                                     (DEFICIT)         LOSS        STOCK     CAPITAL      STOCK       STOCK         EQUITY
                                   -------------   -------------   ------   ----------   --------   ----------   -------------
                                                                  (IN THOUSANDS, EXCEPT SHARES)
BALANCE, JUNE 28, 1998 --........    $ 74,917         $  (551)      $113     $134,608    $(24,445)        --       $184,642
Comprehensive loss:
  Net loss.......................      (5,135)
  Foreign currency translation...                        (824)
      Total comprehensive loss...                                                                                    (5,959)
Dividends declared and paid......        (814)                                                                         (814)
Reissuance of treasury stock.....                                              (1,260)      3,652                     2,392
Stock repurchase.................                                                          (9,985)                   (9,985)
                                     --------         -------       ----     --------    --------    -------       --------
BALANCE, JUNE 27, 1999 --........      68,968          (1,375)       113      133,348     (30,778)        --        170,276
                                     --------         -------       ----     --------    --------    -------       --------
Comprehensive loss:
  Net loss.......................      (4,590)
  Foreign currency translation...                        (603)
      Total comprehensive loss...                                                                                    (5,193)
                                     --------         -------       ----     --------    --------    -------       --------
BALANCE, JUNE 25, 2000 --........      64,378          (1,978)       113      133,348     (30,778)        --        165,083
                                     --------         -------       ----     --------    --------    -------       --------
Comprehensive loss:
  Net loss.......................     (71,343)
  Foreign currency translation...                         (80)
      Total comprehensive loss...                                                                                   (71,423)
Issuance of 230,000 shares of
  restricted stock to executive
  management.....................                                              (5,567)      6,334       (767)            --
Amortization of earned portion of
  restricted stock...............                                                                        106            106
Payment on stock subscriptions
  receivable.....................                                                  72                                    72
                                     --------         -------       ----     --------    --------    -------       --------
BALANCE, JUNE 24, 2001 --........    $ (6,965)        $(2,058)      $113     $127,853    $(24,444)      (661)      $ 93,838
                                     ========         =======       ====     ========    ========    =======       ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FISCAL YEAR ENDED
                                                                --------------------------------
                                                                JUNE 24,    JUNE 25,    JUNE 27,
                                                                  2001        2000        1999
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(71,343)   $ (4,590)   $ (5,135)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Depreciation............................................       9,240      10,300      10,075
    Amortization............................................       7,163       6,160       5,389
    Deferred income tax provision...........................     (13,114)      4,092       1,095
    Goodwill impairment (Note 2)............................      38,219          --          --
    Net loss on disposal of assets (Note 3).................       8,473          --          --
    Other asset write-downs.................................       1,457          --          --
  (Increase) decrease in current assets, excluding the
    effect of acquisitions:
    Accounts receivable.....................................      13,391      (8,918)     20,928
    Costs and earnings in excess of amounts billed..........     (22,934)    (29,119)      1,663
    Inventories.............................................      10,310      (1,705)     (6,177)
    Prepaid expenses and other..............................       7,549      (1,109)     (4,512)
  Increase (decrease) in current liabilities, excluding the
    effect of acquisitions:
    Accounts payable........................................      (6,272)      9,682       7,549
    Customer advances.......................................       2,836        (341)      2,425
    Billings in excess of costs and earnings on uncompleted
      contracts.............................................       1,309         696      (1,345)
    Accrued liabilities.....................................        (474)     (4,346)     (3,170)
    Other...................................................          71        (278)     (1,017)
                                                                --------    --------    --------
      Net cash provided (used) by operating activities......     (14,119)    (19,476)     27,768
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (3,178)     (6,731)    (15,903)
  Acquisition of C.E. King net assets.......................          --      (2,116)         --
  Acquisition of Scheu & Kniss net assets...................          --          --     (10,352)
  Proceeds from the disposal of assets (Note 3).............       2,049          --          --
  Other.....................................................          (7)       (620)     (1,778)
                                                                --------    --------    --------
    Net cash used in investing activities...................      (1,136)     (9,467)    (28,033)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from revolving loans.......................      10,494      26,083       8,219
  Proceeds from issuance of term debt.......................          --          --       6,544
  Payments on borrowings....................................      (1,661)       (489)       (277)
  Deferral of dividends on convertible preferred
    securities..............................................       5,506       5,146          --
  Financing costs...........................................      (1,547)     (1,296)         --
  Payments for repurchase of stock..........................          --          --      (9,985)
  Net proceeds from equity transactions.....................          72          --         119
  Dividends paid on common stock............................          --          --        (814)
                                                                --------    --------    --------
    Net cash provided by financing activities...............      12,864      29,444       3,806
                                                                --------    --------    --------
Effect of exchange rate changes.............................        (809)     (2,283)         31
                                                                --------    --------    --------
Net increase (decrease) in cash.............................      (3,200)     (1,782)      3,572
Cash and cash equivalents at beginning of period............       8,705      10,487       6,915
                                                                --------    --------    --------
Cash and cash equivalents at end of period..................    $  5,505    $  8,705    $ 10,487
                                                                ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.
                                  (Continued)

                                                                       FISCAL YEAR ENDED
                                                                --------------------------------
                                                                JUNE 24,    JUNE 25,    JUNE 27,
                                                                  2001        2000        1999
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest................................................    $12,515      $9,809     $ 7,161
    Income taxes............................................    $(1,737)     $ (423)    $(1,674)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company purchased C. E. King in fiscal 2000 and Scheu & Kniss in fiscal 1999.

                                                                       FISCAL YEAR ENDED
                                                                --------------------------------
                                                                JUNE 24,    JUNE 25,    JUNE 27,
                                                                  2001        2000        1999
                                                                --------    --------    --------
Fair value of assets acquired...............................         --     $  1,856    $  5,843
Fair value assigned to goodwill.............................         --          915       5,351
Cash paid...................................................         --       (2,116)    (10,352)
                                                                -------     --------    --------
Liabilities assumed.........................................         --     $    655    $    842
                                                                =======     ========    ========

     In November 1998, in connection with the additional payment to the sellers of Kalish as described in Note 10, the Company reissued 123,700 shares of treasury stock with a market value of $2,273 on the date of issuance.

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

     Certain reclassifications have been made to prior year financial statements for comparative purposes. These reclassifications had no effect on net losses.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

CONCENTRATIONS OF CREDIT RISK

     The Company sells its production equipment and systems to a range of manufacturing companies, however, historically the Company's five largest customers have accounted for at least 25% of the Company's consolidated net sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although many customers pay deposits to the Company prior to shipment of its products. The Company monitors its exposure and maintains appropriate reserves for potential credit losses. At June 24, 2001, the Company had trade receivables from a significant automation segment customer of $12,627, most of which was collected subsequent to year-end.

INVENTORIES

     Domestic inventories are stated at the lower of cost, which approximates the first-in, first out (FIFO) method, or market. Inventories include the cost of materials, direct labor and manufacturing overhead.

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

GOODWILL

     The excess of the purchase price over the fair value of net assets acquired in business combinations (goodwill) is capitalized and amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization charged to income for the years ended June 24, 2001, June 25, 2000 and June 27, 1999 was approximately $5,296, $5,230 and $5,031, respectively. Accumulated amortization at June 24, 2001 and June 25, 2000 was approximately $28,372 and $23,725, respectively.

     The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. During the fiscal year ended June 24, 2001, management determined that the goodwill recorded for certain subsidiaries had been impaired and recorded an impairment charge of $38,219. The write-down of goodwill was primarily a result of a continued decline in the financial results of certain subsidiaries and management assumptions regarding future performance and strategic planning. The Company calculated the present value of expected cash flows to

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

determine the fair value of the subsidiaries using a discount rate of 12%, which represents the weighted cost of capital. Included in the goodwill write-down was a full impairment charge of $5,943 related to the Stokes division. This charge was based on a sales price outlined in a letter of intent to sell such division, which established fair value of the division based on a current transaction. The net loss on the disposal of Scheu & Kniss included a full impairment of the related goodwill of $5,018 (see Note 3).

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

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. These costs approximated $2,785, $4,907, and $3,982 in fiscal 2001, 2000, and fiscal 1999, respectively, and are included as selling, general, administrative expenses in the accompanying consolidated statement of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, the Company has determined the fair value of financial instruments approximates book value at June 24, 2001, based on terms currently available to the Company in financial markets.

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

EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) requires the computation of basic (Basic EPS) and diluted (Diluted
EPS) earnings per share. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. There were no differences in Basic and Diluted EPS for all periods presented as the potential dilutive common shares were antidilutive.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SFAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, SFAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 8 for additional information.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of the components of comprehensive income or loss in the financial statements. The components of comprehensive loss included in the Company's financial statements are net loss and foreign currency translation which are disclosed in the consolidated statement of changes in stockholders' equity.

FISCAL YEAR

     The Company uses a 52-53 week fiscal year that ends on the last Sunday in June.

ACCOUNTING PRONOUNCEMENTS

Derivatives

     Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet at fair value. The Company adopted the provisions of SFAS 133 during the fiscal year ended June 24, 2001. The Company did not hold any material derivative financial instruments at or during the twelve months ended June 24, 2001.

Revenue recognition

     Securities and Exchange Commission (SEC) Staff Accounting Bulletin No, 101 (SAB 101), "Revenue Recognition in Financial Statements," summarizes the SEC staff's interpretations on the application of the accounting principles generally accepted in the United States to revenue recognition. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001. The provisions of SAB 101 did not have a material impact on the financial position and results of operations at June 24, 2001 and is not expected to have a material impact in the future based on the Company's current revenue recognition policies and procedures.

Business Combinations, Goodwill, and Intangible Assets

     In June 2001, the FASB approved Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

     SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant impact of SFAS 141 is that the purchase method of accounting must be used for all business combinations initiated after June 30, 2001 and that specific criteria are provided for recognizing intangible assets apart from goodwill. SFAS 141 is effective for fiscal years beginning after June 30, 2001. The Company does not believe that SFAS 141 will have a material impact on financial position or results of operations.

     SFAS 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their initial recognition. Among the new requirements of SFAS 142 are:

     - Goodwill and indefinite-lived intangible assets will no longer be amortized;

     - Goodwill and indefinite-lived intangible assets will be tested for impairment at the reporting unit level annually;

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     - The amortization period of intangible assets that have finite lives will no longer be limited to 40 years; and

     - Additional financial statement disclosures about goodwill and intangible assets will be required.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001, however, early adoption is permitted in certain instances. The Company is considering the election to early adopt SFAS 142 in the first quarter of fiscal 2002 and is assessing and quantifying the impact of adoption. Discontinuance of goodwill amortization is expected to reduce amortization expense by approximately $5,000. The carrying value of goodwill will continue to be assessed for recoverability by management at least on an annual basis.

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     The following table summarizes certain information regarding the Company's acquisitions during the past three years:

                                                                                 NET CASH
                                                                                 PURCHASE
DATE                                                              BUSINESS        PRICE
----                                                              --------       --------
August 1998.................................................    Scheu & Kniss    $10,352
July 1999...................................................    C. E. King       $ 2,116

     During the past three fiscal years, the Company made two acquisitions which expanded its product lines. These acquisitions were each accounted for under the purchase method of accounting and financed primarily through bank borrowings, resulting in an increase in the Company's debt. Results of operations of each acquired company have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of each acquisition was allocated to the assets and liabilities acquired, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill and amortized over 40 years.

DISPOSITIONS

     The following table summarizes certain information regarding the Company's disposal of assets during the past three fiscal years. This table also summarized certain information on asset sales that occurred subsequent to the fiscal year ended June 24, 2001:

                                                                                   NET        GAIN OR
                                                                                   CASH      (LOSS) ON
DATE OF SALE                                     BUSINESS OR ASSET               PROCEEDS    DISPOSAL
------------                                     -----------------               --------    ---------
January 2001.......................    Corporate airplane                        $ 1,465      $   640
March 2001.........................    Vanguard Technical Solutions, Inc             523       (1,249)
SALES OCCURRING SUBSEQUENT TO THE FISCAL YEAR ENDED JUNE 24, 2001
June 2001..........................    Detroit Tool Metal Products Co (DTMP)     $14,250      $(1,618)
July 2001..........................    Scheu & Kniss (S&K)                         3,939       (6,200)

     The losses on the sale of DTMP and S&K are reflected in the net loss on disposal of assets line on the consolidated statement of operations for the fiscal year ended June 24, 2001.

     The combined revenues and operating profit of Vanguard, DTMP and S&K in fiscal 2001 was $42,715 and $1,075, respectively. Due to the relative immaterial effect of the above-noted acquisitions which occurred in fiscal 2000 and 1999, pro forma information has not been provided.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 -- FINANCING

     Long-term debt consisted of the following:

                                                                JUNE 24,    JUNE 25,
                                                                  2001        2000
                                                                --------    --------
Notes payable to bank under a term and revolving loan
  agreement:
  Term loan.................................................    $  9,888    $ 10,000
  Revolving loan............................................     115,255     106,928
Foreign currency denominated revolving credit facilities....       1,459       2,260
Other long-term debt........................................       6,120       7,669
                                                                --------    --------
                                                                 132,722     126,857
Less -- current portion.....................................      36,151         713
                                                                --------    --------
                                                                $ 96,571    $126,144
                                                                ========    ========

     The Company's senior credit facility included a $128,542 revolving credit facility and a $9,888 term credit facility at June 24, 2001. Borrowings under the senior credit facility during fiscal 2001 were subject to interest at floating rates based on the prime rate plus 2 5/8% or LIBOR plus 3 3/4% (at the option of DTI). Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. At June 24, 2001, interest rates on the revolving credit facility ranged from 7.70% to 9.625%. The facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility. Total borrowing availability under the credit facility as of June 24, 2001 was $10,430.

     In August 2001, the Company extended the senior credit facility, which was scheduled to mature on July 2, 2001, through an amendment to the term and revolving loan agreement. The amended agreement calls for periodic reductions in both its revolving credit facility and term commitments. Significant terms of the amended agreement are:

     - Extended the maturity of the agreement to July 2, 2002;

     - Waived certain existing defaults of covenants and established financial covenants through maturity;

     - Requires $35,500 in scheduled principal pre-payments on the term and revolving loan agreements from August 2001 through June 2002;

     - Requires the use of 80-100% of the proceeds from the sale of assets by the Company or its subsidiaries to reduce the principal balance of the term and revolving loan agreements;

     - Requires the use of 30% of the cash receipts of a specified contract to reduce the principal balance of the term and revolving loan agreements, estimated to be approximately $8,500 assuming the contract cash receipts are received in fiscal 2002; and

     - Established floating interest rates for the credit facility based on prime rate plus 3% for all domestic borrowings or the Eurodollar rate plus 6% on foreign currency borrowings through December 31, 2001. After December 31, 2001, the prime rate increment increases to 3.5% and the Eurodollar rate increment increases to 6.5%.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., participated in the issuance of $7,000 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of the Company's facility in Hyannis, Massachusetts. The Bonds mature July 1, 2023 and bear interest at a floating rate determined weekly by Quick and Reilly, the bond remarketing agent. The weekly rate is the lowest per annum rate which would allow the Bonds to be sold at a price equal to 100% of the outstanding principal plus accrued interest. The interest rate, which is not permitted to rise above 12%, was 2.95% as of June 24, 2001. The Company was not in compliance with certain

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

financial covenants in the reimbursement agreement with the financial institution that issued the letter of credit securing the Bonds as of March 25, 2001 and June 24, 2001. In September 2001, the Company completed an amendment to the relevant agreement, providing, among other things, for the waiver of covenant defaults as of March 25, 2001 and June 24, 2001, and the establishment of financial covenants for fiscal 2002.

NOTE 5 -- COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

     On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of common securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. In conjunction with the amendment of the Company's senior credit facility in September 1999, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures for up to 5 years. As a result, quarterly distributions on the Convertible Preferred Securities have been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $10,652 have been deferred and accrued as of June 24, 2001 and are included in the principal amount of the securities.

NOTE 6 -- INCOME TAXES

     Loss before benefit for income taxes was taxed under the following jurisdictions:

                                                                       FISCAL YEAR ENDED
                                                                --------------------------------
                                                                JUNE 24,    JUNE 25,    JUNE 27,
                                                                  2001        2000        1999
                                                                --------    --------    --------
Domestic....................................................    $(71,143)   $ 1,416     $(11,543)
Foreign.....................................................     (13,389)    (6,525)       5,107
                                                                --------    -------     --------
                                                                $(84,532)   $(5,109)    $ (6,436)
                                                                ========    =======     ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The benefit for income taxes charged to operations was as follows:

                                                                       FISCAL YEAR ENDED
                                                                --------------------------------
                                                                JUNE 24,    JUNE 25,    JUNE 27,
                                                                  2001        2000        1999
                                                                --------    --------    --------
Current
  U.S. Federal..............................................    $    694    $(2,168)    $ (4,097)
  State.....................................................        (296)      (436)          29
  Foreign...................................................        (473)    (2,007)       1,672
                                                                --------    -------     --------
       Total current........................................         (75)    (4,611)      (2,396)
                                                                --------    -------     --------
Deferred
  U.S. Federal..............................................      (8,584)     3,687          730
  State.....................................................      (1,273)       311          227
  Foreign...................................................      (3,257)        94          138
                                                                --------    -------     --------
       Total deferred.......................................     (13,114)     4,092        1,095
                                                                --------    -------     --------
Total benefit...............................................    $(13,189)   $  (519)    $ (1,301)
                                                                ========    =======     ========

     Deferred tax assets (liabilities) are comprised of the following:

                                                                JUNE 24,    JUNE 25,
                                                                  2001        2000
                                                                --------    --------
DEFERRED TAX ASSETS
  Net operating loss (NOL) carryforwards....................    $12,792     $     --
  Project and inventory reserves............................      6,242        3,266
  Bad debt reserves.........................................      2,967          741
  Goodwill and intangibles amortization/impairment..........      2,183           --
  Other accruals............................................      5,428        4,162
  Other.....................................................        501        1,514
                                                                -------     --------
Total deferred tax assets...................................     30,113        9,683
                                                                -------     --------
DEFERRED TAX LIABILITIES
  Depreciation..............................................    $(5,181)    $ (5,390)
  Earnings recognized under percentage of completion........     (3,776)      (4,302)
  Goodwill and intangibles amortization.....................         --       (4,483)
  Other.....................................................       (583)      (2,028)
                                                                -------     --------
Total deferred tax liabilities..............................     (9,540)     (16,203)
                                                                -------     --------
Deferred tax assets valuation allowance.....................     (8,846)        (998)
                                                                -------     --------
Total net deferred tax assets (liability)...................     11,727       (7,518)
Current portion included in prepaid expenses and other......      7,915        2,857
                                                                -------     --------
Long-term portion included in other assets, net and deferred
  income taxes, respectively................................    $ 3,812     $(10,375)
                                                                =======     ========

     The deferred tax assets valuation allowance has been recorded to reflect the potential non-realization of primarily NOL carryforwards in Canada and deductible temporary differences in Canada. The remaining deferred tax assets relating to domestic companies are more likely than not to be realized.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At June 24, 2001 the Company had available domestic NOL carryforwards for income tax reporting purposes of $4,089, which will begin to expire in 2021. Additionally at June 24, 2001 the Company had the following Canadian NOL carryforwards available:

     NOL                         EXPIRING IN
CARRYFORWARDS                FISCAL YEAR ENDING,
-------------                -------------------
601$......                          2002
2,196....                           2003
1,263....                           2004
3,224....                           2005
1,419....                           2006
   ------
   $8,703
   ======

     The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:

                                                                      FISCAL YEAR ENDED
                                                               --------------------------------
                                                               JUNE 24,    JUNE 25,    JUNE 27,
                                                                 2001        2000        1999
                                                               --------    --------    --------
Benefit at the U.S. statutory rate.........................    $(29,586)   $(1,788)    $(2,253)
Deferred tax assets valuation allowance....................       7,848         --          --
Non-deductible goodwill amortization/impairment............       9,881      1,098       1,144
State taxes................................................      (1,100)       (82)        162
Foreign sales corporation..................................          --       (296)       (354)
Other......................................................        (232)       549          --
                                                               --------    -------     -------
Benefit for income taxes...................................    $(13,189)   $  (519)    $(1,301)
                                                               ========    =======     =======

NOTE 7 -- RETIREMENT PLANS

     The Company offers substantially all of its employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter a written salary deferral agreement under which a maximum of 15% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. The Company will match a percentage of the employee's contribution up to a specified maximum percentage of their salary. In addition, the Company generally is required to make a mandatory contribution and may make a discretionary contribution from profits. During the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, the Company made contributions of approximately $4,557, $4,118 and $3,241, respectively.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In connection with the acquisition of ATT in fiscal 1998, the Company assumed defined benefit plans for the international divisions. The following sets forth reconciliations of the projected benefit obligations (PBO) of the defined benefit plans:

                                                                      FOR THE YEAR ENDED
                                                                ------------------------------
                                                                JUNE 24, 2001    JUNE 25, 2000
                                                                -------------    -------------
Beginning balance...........................................       $23,559          $22,703
  Service cost..............................................         1,175            1,437
  Interest cost.............................................         1,525            1,523
  Actuarial loss (gain).....................................           (28)          (1,270)
  Other.....................................................          (265)             605
  Foreign currency translation..............................        (1,441)          (1,439)
                                                                   -------          -------
Ending balance..............................................       $24,525          $23,559
                                                                   =======          =======

     The following sets forth the reconciliations of the fair value of plan assets of the defined benefit plans:

                                                                      FOR THE YEAR ENDED
                                                                ------------------------------
                                                                JUNE 24, 2001    JUNE 25, 2000
                                                                -------------    -------------
Beginning balance...........................................       $23,066          $22,076
  Return on plan assets.....................................         1,186            1,315
  Employer contribution.....................................           648              701
  Other.....................................................          (263)            (106)
  Foreign currency translation..............................        (1,467)            (920)
                                                                   -------          -------
Ending balance..............................................       $23,170          $23,066
                                                                   =======          =======

     The following sets forth the funded status of the defined benefit plans as of:

                                                                JUNE 24, 2001    JUNE 25, 2000
                                                                -------------    -------------
Projected benefit obligation................................       $24,525          $23,559
Fair value of plan assets...................................        23,170           23,066
                                                                   -------          -------
Excess of projected benefit obligation over plan assets.....         1,355              493
Unrecognized net (loss) gain................................          (827)              30
                                                                   -------          -------
Net pension liability.......................................       $   528          $   523
                                                                   =======          =======

     The following sets forth the defined benefit pension plans' net periodic pension cost:

                                                                      FOR THE YEAR ENDED
                                                                ------------------------------
                                                                JUNE 24, 2001    JUNE 25, 2000
                                                                -------------    -------------
Service cost................................................       $ 1,175          $ 1,437
Interest cost...............................................         1,525            1,523
Expected return on plan assets..............................        (2,167)          (2,071)
                                                                   -------          -------
Net periodic pension cost...................................       $   533          $   889
                                                                   =======          =======

     The weighted-average assumptions used to determine the PBO are as follows:

                                                                FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                                                  JUNE 24, 2001         JUNE 25, 2000
                                                                ------------------    ------------------
Discount rate...............................................          6.75%                6.75%
Expected return on plan assets..............................           8.5%                 8.5%
Rate of compensation increase...............................           4.0%                 4.0%

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- STOCK COMPENSATION PLANS

     The Company has three stock option plans: the 1994 Employee Stock Option Plan (Employee Plan), the 1994 Directors Non-Qualified Stock Option Plan (Directors Plan) and the 1996 Long-Term Incentive Plan (LTIP Plan).

     The Employee Plan provides for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 900,000 shares of common stock may be granted under the Employee Plan. Options outstanding at June 24, 2001 entitle the holders to purchase common stock at prices ranging between $3.40 and $31.25. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

     The Directors Plan provides for the granting of options to the Company's directors, who are not employees of the Company, to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 100,000 shares of common stock may be granted under the Directors Plan. Options outstanding at June 24, 2001 entitle the holders to purchase common stock at prices ranging between $4.19 and $30.25 per share. Options outstanding become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of such date. All options granted under the Directors Plan expire ten years from the date of grant or earlier if a director leaves the board of directors of the Company.

     The LTIP Plan provides for the granting of four types of awards on a stand alone, combination, or a tandem basis, specifically, nonqualified stock options, incentive stock options, restricted shares and performance stock awards. The LTIP Plan provides for the granting of up to 600,000 shares of common stock, provided that the total number of shares with respect to which awards are granted in any one year may not exceed 100,000 shares to any individual employee, and the total number of shares with respect to which grants of restricted stock and performance stock awards are made in any year shall not exceed 50,000 shares to any individual employee. Grants to date consist only of non-qualified stock options entitling the holders to purchase common stock at prices ranging between $4.19 and $37.50. The exercise price of such non-qualified stock options is equal to the fair market value of the stock on the date of the grant. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

     During fiscal 2001, the Company issued 230,000 shares of restricted common stock of the Company with two and a half to four-year vesting periods. Upon issuance of the restricted shares, unearned compensation expense equivalent to the market value at the date of grant was charged to Stockholders' Equity and will be amortized to expense over the vesting period. The lapsing of restrictions on these shares will be accelerated in certain circumstances, one of which is a change in control of the Company.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the status of the Company's stock option plans as of June 24, 2001, June 25, 2000 and June 27, 1999, and changes during the years then ended are presented below:

                                        FISCAL 2001                FISCAL 2000                FISCAL 1999
                                   ---------------------      ---------------------      ---------------------
                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                                AVERAGE                    AVERAGE                    AVERAGE
                                                EXERCISE                   EXERCISE                   EXERCISE
                                    SHARES       PRICE         SHARES       PRICE         SHARES       PRICE
                                    ------      --------       ------      --------       ------      --------
Outstanding at beginning of
  year.........................    1,328,513     $14.27       1,011,938     $17.43       1,013,963     $20.47
Granted........................       72,000       4.39         449,000       7.83         252,250      15.93
Exercised......................           --         --              --         --          (8,875)     13.34
Forfeited......................     (271,375)     12.49        (132,425)     16.50        (245,400)     27.75
                                   ---------                  ---------                  ---------
Outstanding at end of year.....    1,129,138      13.95       1,328,513      14.27       1,011,938      17.43
                                   =========                  =========                  =========
Exercisable at end of year.....      706,450                    538,384                    404,548
                                   =========                  =========                  =========

     The following table summarizes certain information for options currently outstanding and exercisable at June 24, 2001:

                                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                          -------------------------------------------    -----------------------
                                                         WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
               RANGE OF                                     REMAINING        AVERAGE                    AVERAGE
               EXERCISE                     NUMBER         CONTRACTUAL       EXERCISE      NUMBER       EXERCISE
                PRICES                    OUTSTANDING          LIFE           PRICE      EXERCISABLE     PRICE
               --------                   -----------    ----------------    --------    -----------    --------
$3-14.................................       688,538            6             $10.15       396,538       $12.32
$15-19................................       345,900            6              16.90       242,962        17.06
$20-30................................        26,500            6              27.26        17,450        26.67
$31-38................................        68,200            6              32.17        49,500        32.19
                                           ---------                                       -------
                                           1,129,138                                       706,450
                                           =========                                       =======

PRO FORMA DISCLOSURES

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the stock options because the options were granted with an exercise price equal to the stock price on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below. Because future stock option awards may be granted, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

                                                                 FISCAL       FISCAL       FISCAL
                                                                  2001         2000         1999
                                                                 ------       ------       ------
Net loss
  As reported...............................................    $(71,343)     $(4,590)     $(5,135)
  Pro forma.................................................     (71,910)      (5,356)      (6,767)
Diluted loss per common share
  As reported...............................................       (7.01)       (0.45)       (0.51)
  Pro forma.................................................       (7.06)       (0.53)       (0.67)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                                FISCAL     FISCAL     FISCAL
                                                                 2001       2000       1999
                                                                ------     ------     ------
Expected life of options....................................    5 years    5 years    5 years
Risk-free interest rate.....................................     5.22%      6.21%      4.91%
Expected volatility of stock................................      69%        54%        44%
Expected dividend yield.....................................     0.0%       0.0%       0.4%

     The weighted average fair value of options granted during the years ended June 24, 2001, June 25, 2000, and June 27, 1999 was $2.63, $4.24 and $6.93 per
share, respectively.

NOTE 9 -- LIQUIDITY AND CAPITAL RESOURCES

     As indicated in Note 4, the Company's senior credit facility matures on July 2, 2002 (during the first quarter of the fiscal year ending June 29, 2003). Borrowings under this agreement totaled $125,143 at June 24, 2001, of which $89,643 is included in long-term debt in the accompanying June 24, 2001 consolidated balance sheet. However, given the July 2, 2002 maturity date, all such borrowings under this agreement will be presented within current liabilities in the Company's Form 10-Q for the three months ended September 23, 2001.

     The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and intends to complete such refinancing prior to July 2, 2002, although there can be no assurance that such refinancing will be completed by this date. The Company implemented various cash management initiatives, including the reduction of discretionary capital expenditures, increased focus on collections of accounts receivable, and accelerated payment terms from customers, among other things. The Company sold its corporate airplane and substantially all of the net assets of Vanguard Technical Solutions, Inc. in the third quarter of fiscal 2001 for approximately $1,988. Subsequent to June 24, 2001, the Company sold substantially all of the net assets of DTMP and S&K for an aggregate net cash proceeds of approximately $18,189. The Company is also working on the sale of the Stokes division, another small business and a product line of the Packaging segment. The Company is also pursuing the sale and possible sale/leaseback of various owned properties.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At June 24, 2001, future minimum lease payments under noncancelable operating leases were as follows:

FISCAL YEAR:
------------
2002..................................................    $ 6,374
2003..................................................      5,458
2004..................................................      3,013
2005..................................................      2,487
2006..................................................      2,124
2007 and thereafter...................................     10,583
                                                          -------
                                                          $30,039
                                                          =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Total lease expense under noncancelable operating leases was approximately $7,133, $7,247 and $5,881 for the years ended June 24, 2001, June 25, 2000 and
June 27, 1999, respectively. Commitments under capital leases are not significant to the consolidated financial statements.

     Following the Company's announcements in August and September 2000 regarding the restatements of previously reported financial statements, the Company, its Kalish subsidiary and certain of their directors and officers were named as defendants in five complaints in putative class action lawsuits. During fiscal 2001, these actions were consolidated into a single class action styled In re DT Industries, Inc. Securities Litigation and an amended complaint was filed (the "Securities Action") adding the Company's Sencorp subsidiary and certain additional officers and directors as defendants. The Securities Action is pending in the United States District Court for the Western District of Missouri. The Consolidated Amended Complaint asserts causes of action under
Section 10(b), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, and alleges, among other things, that the accounting irregularities caused the Company's previously issued financial statements to be materially false and misleading. The Consolidated Amended Complaint also seeks damages in an unspecified amount and purports to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000. On June 19, 2001, the Company moved to dismiss these claims. There has been no discovery in the Securities Action. The Company denies all allegations of wrongdoing made against it in the Securities Action and intends to vigorously defend the Securities Action.

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

     In November 1998, pursuant to the agreement by which the Company acquired Kalish, Mr. Graham L. Lewis, a former director of the Company, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the restatement discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, the Company believes that the additional payment should not have been made. During fiscal 2001, the Company commenced legal action against Mr. Lewis to recover this payment, and Mr. Lewis has counter-sued for wrongful termination against the Company. There has been no discovery in these actions. Management believes that the Company's suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit and the Company intends to defend this counter-suit vigorously.

     The Company is also a party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits, when resolved, will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

NOTE 11 -- DEPENDENCE ON SIGNIFICANT CUSTOMERS

     Total net sales to a customer in the electronics industry were $141,884 and $47,568 in fiscal 2001 and 2000, respectively. Total net sales to a customer in the tire industry were $49,084 in fiscal 2000. No customers accounted for 10% or more of consolidated net sales in fiscal 1999.

     Trade receivables recorded for a significant customer at June 24, 2001 were $12,627, most of which was collected subsequent to year-end.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                JUNE 24,     JUNE 25,
                                                                  2001         2000
                                                                --------     --------
ACCOUNTS RECEIVABLE
  Trade receivables.........................................    $ 53,836     $ 62,173
  Less - allowance for doubtful accounts....................      (8,921)      (3,249)
                                                                --------     --------
                                                                $ 44,915     $ 58,924
                                                                ========     ========
INVENTORIES, NET
  Raw materials.............................................    $ 26,778     $ 27,994
  Work in process...........................................      18,549       18,845
  Finished goods............................................       6,090        9,319
  Less - provision for excess and obsolete inventories......     (10,552)      (3,232)
                                                                --------     --------
                                                                $ 40,865     $ 52,926
                                                                ========     ========
PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment...................................    $ 68,887     $ 73,062
  Buildings and improvements................................      35,575       34,782
  Land and improvements.....................................       7,112        6,770
  Construction-in-progress..................................         280        1,636
                                                                --------     --------
                                                                 111,854      116,250
  Less - accumulated depreciation...........................     (49,391)     (43,032)
                                                                --------     --------
                                                                $ 62,463     $ 73,218
                                                                ========     ========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits................    $ 13,570     $ 14,747
  Accrued warranty..........................................       3,244        2,566
  Restructuring accrual.....................................       2,879           --
  Other.....................................................      17,450       12,987
                                                                --------     --------
                                                                $ 37,143     $ 30,300
                                                                ========     ========

NOTE 13 -- SPECIAL CHARGES

FISCAL 2001

     The Company took various types of pre-tax charges in the fourth quarter of fiscal 2001 as follows:

Goodwill impairment.........................................    $38,219
Write-down of assets........................................     24,682
Net loss on the disposal of assets..........................      7,915
Restructuring charge........................................      3,694
                                                                -------
  Total fourth quarter charges..............................    $74,510
                                                                =======

     See Note 2 for a discussion of the goodwill impairment and Note 3 for details regarding the net loss on the disposal of assets.

     The write-down of assets primarily consisted of the following:

     - $13,963 of charges primarily related to provisions for excess and obsolete inventories, warranty accruals and other inventory market value write-downs, which are included in cost of sales on the consolidated statement of operations (includes $2,738 and approximately $1,400 related to the possible sales of the net assets of the Stokes division and the extrusion product line, respectively); and

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     - $10,719 of other asset write downs primarily related to doubtful accounts receivables and fixed assets, which are included in selling, general, and administrative expenses on the consolidated statement of operations.

     The restructuring charge of $3,694 was for severance costs associated with management changes and workforce reductions, idle facility costs and personnel relocation costs resulting from the Corporate office move and the closure of four Packaging segment sales offices and non-cash asset write-downs. The breakdown of the charge was as follows:

                                                                BEGINNING    CHARGES TO        AS OF
                                                                 BALANCE      ACCRUAL      JUNE 24, 2001
                                                                ---------    ----------    -------------
Severance costs.............................................     $1,889        $(612)         $1,277
Idle facility costs.........................................        685           --             685
Corporate office personnel relocation costs.................        747         (203)            544
Other.......................................................        373           --             373
                                                                 ------        -----          ------
                                                                 $3,694        $(815)         $2,879
                                                                 ======        =====          ======

     The Company has utilized approximately $815 of the restructuring accrual as of June 24, 2001 resulting in a remaining accrual of $2,879 expected to be used during fiscal 2002. The Company continues to review current operations with a goal of further cost cuts and other measures to streamline operations and enhance profitability.

FISCAL 1999

     During the fourth quarter of fiscal 1999, the Company recorded $13,000 of special charges. The special charges were comprised of a $9,800 charge to cost of good sold reflecting additional costs and provisions for estimated losses on three large automation systems projects, a $2,500 restructuring charge described below and a $700 provision for a receivable that was being pursued in a legal action.

     The restructuring charge of $2,500 comprised of $1,749 of severance costs associated with management changes and workforce reductions, $390 of idle facility costs and $361 of asset writedowns. The costs include the shut down of one packaging manufacturing facility in July 1999. The restructuring reserve at June 27, 1999 was fully utilized during the fiscal year ended June 25, 2000.

NOTE 14 -- BUSINESS SEGMENTS

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The Company has two primary reportable segments: Automation and Packaging. The operations of the Company's Automation segment design and build integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment. The Company's reportable segments are distinguished based on the nature of products manufactured and sold and types of customers. The Company's other businesses produced custom and precision-stamped steel and aluminum components through its stamping and fabrication operations. Most of the assets comprising these other businesses were sold subsequent to year-end.

     The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies. Intersegment sales are not significant.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Financial information for the Company's reportable segments consisted of the following:

                                                                 FISCAL      FISCAL      FISCAL
                                                                  2001        2000        1999
                                                                 ------      ------      ------
NET SALES
  Automation................................................    $385,515    $302,788    $299,787
  Packaging.................................................      87,282     123,237     109,487
  Other.....................................................      38,305      38,260      32,810
                                                                --------    --------    --------
       Consolidated Total...................................    $511,102    $464,285    $442,084
                                                                ========    ========    ========
OPERATING INCOME (LOSS)
  Automation................................................    $  4,802    $ 15,366    $  5,573
  Packaging.................................................     (55,254)        526       8,400
  Other.....................................................         128       3,207       1,765
  Corporate.................................................     (13,811)     (8,757)     (9,420)
                                                                --------    --------    --------
       Consolidated Total...................................    $(64,135)   $ 10,342    $  6,318
                                                                ========    ========    ========
ASSETS
  Automation................................................    $298,020    $306,434    $272,816
  Packaging.................................................      80,998     138,924     142,828
  Other.....................................................      23,401      22,022      21,325
  Corporate.................................................      12,282      13,690      16,296
                                                                --------    --------    --------
       Consolidated Total...................................    $414,701    $481,070    $453,265
                                                                ========    ========    ========
CAPITAL EXPENDITURES
  Automation................................................    $  1,569    $  3,757    $  3,889
  Packaging.................................................         885       2,056       9,327
  Other.....................................................         346          --       1,624
  Corporate.................................................         378         918       1,063
                                                                --------    --------    --------
       Consolidated Total...................................    $  3,178    $  6,731    $ 15,903
                                                                ========    ========    ========
DEPRECIATION AND AMORTIZATION
  Automation................................................    $  8,546    $  9,181    $  9,426
  Packaging.................................................       3,969       4,044       3,595
  Other.....................................................       1,432       1,737       1,496
  Corporate.................................................       2,456       1,498         947
                                                                --------    --------    --------
       Consolidated Total...................................    $ 16,403    $ 16,460    $ 15,464
                                                                ========    ========    ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Included in operating income (loss) are the following unusual items:

                                                                 FISCAL      FISCAL      FISCAL
                                                                  2001        2000        1999
                                                                 ------      ------      ------
GOODWILL IMPAIRMENT
  Automation................................................    $ 14,193          --          --
  Packaging.................................................      24,026          --          --
                                                                --------    --------    --------
     Total..................................................    $ 38,219          --          --
                                                                ========    ========    ========
RESTRUCTURING CHARGE
  Automation................................................    $    119          --    $  1,633
  Packaging.................................................       1,506          --         767
  Corporate.................................................       2,069          --         100
                                                                --------    --------    --------
     Total..................................................    $  3,694          --    $  2,500
                                                                ========    ========    ========
GAIN (LOSS) ON DISPOSAL OF ASSETS
  Automation................................................    $ (1,247)         --          --
  Packaging.................................................      (6,248)         --          --
  Other.....................................................      (1,618)         --          --
  Corporate.................................................         640          --          --
                                                                --------    --------    --------
     Total..................................................    $ (8,473)         --          --
                                                                ========    ========    ========

     In addition to the unusual items noted above, the Corporate operating loss also includes approximately $3,487 of non-recurring legal and professional fees associated with the investigations into the prior years' accounting irregularities. See Note 10.

     The reconciliation of segment operating income (loss) to consolidated loss before benefit for income taxes consisted of the following:

                                                                 FISCAL      FISCAL      FISCAL
                                                                  2001        2000        1999
                                                                 ------      ------      ------
Automation..................................................    $  4,802    $ 15,366    $  5,573
Packaging...................................................     (55,254)        526       8,400
                                                                --------    --------    --------
  Operating income (loss) for reportable segments...........     (50,452)     15,892      13,973
Operating income for other businesses.......................         128       3,207       1,765
Corporate...................................................     (13,811)     (8,757)     (9,420)
Interest expense, net.......................................     (14,891)    (10,305)     (7,742)
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary DT Capital
  Trust holding solely convertible junior subordinated
  debentures of the Company.................................      (5,506)     (5,146)     (5,012)
                                                                --------    --------    --------
Consolidated loss before benefit for income taxes...........    $(84,532)   $ (5,109)   $ (6,436)
                                                                ========    ========    ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Financial information related to the Company's operations by geographic area consisted of the following:

                                                                 FISCAL      FISCAL      FISCAL
                                                                  2001        2000        1999
                                                                 ------      ------      ------
NET SALES
  United States.............................................    $321,207    $334,099    $333,602
  International.............................................     189,895     130,186     108,482
                                                                --------    --------    --------
     Consolidated Total.....................................    $511,102    $464,285    $442,084
                                                                --------    --------    --------
LONG-LIVED ASSETS
  United States.............................................    $ 53,593    $ 62,284    $ 67,784
  International.............................................       8,870      10,934       9,618
                                                                --------    --------    --------
     Consolidated Total.....................................    $ 62,463    $ 73,218    $ 77,402
                                                                ========    ========    ========

     Net sales are attributed to countries based on the shipping destination of products sold. Long-lived assets consist of total property, plant and equipment, net of accumulated depreciation.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial data for the fiscal years ended June 24, 2001 and June 25, 2000 are as follows (in thousands, except per share data):

                                                                                                     BASIC AND DILUTED
                                                                                                      EARNINGS (LOSS)
                                NET SALES              GROSS PROFIT          NET INCOME (LOSS)           PER SHARE
                          ---------------------     -------------------     --------------------     -----------------
                            2001         2000        2001        2000         2001        2000        2001       2000
                            ----         ----        ----        ----         ----        ----        ----       ----
First Quarter........     $116,451     $101,129     $20,005     $20,051     $ (3,124)    $(2,137)    $(0.31)    $(0.21)
Second Quarter.......      131,425      107,982      24,675      22,394         (929)       (887)     (0.09)     (0.09)
Third Quarter........      123,965      121,995      20,594      26,037       (3,434)      1,103      (0.34)      0.11
Fourth Quarter.......      139,261      133,179      11,471      21,712      (63,856)     (2,669)     (6.17)     (0.26)
                          --------     --------     -------     -------     --------     -------
  Year...............     $511,102     $464,285     $76,745     $90,194     $(71,343)    $(4,590)    $(7.01)    $(0.45)
                          ========     ========     =======     =======     ========     =======     ======     ======

     The principal unusual items which affected the quarterly results for the fiscal years ended June 24, 2001 and June 25, 2000 include the following pre-tax items:

     Third quarter 2001:

     - A $1,152 loss on the sale of substantially all of the assets of Vanguard Technical Solutions, Inc., included in net income (loss); and

     - A $640 gain on the sale of the corporate airplane, included in net income
       (loss).

     Fourth quarter 2001:

     - A $38,219 charge related to the write down of goodwill included in net income (loss);

     - A $7,915 loss recorded on the disposal of net assets included in net income (loss);

     - A $3,694 restructuring charge included in net income (loss); and

     - A $24,682 charge related to the write-down and provision for assets, $13,963 of which related to inventory and is included in gross profit, and the remaining $10,719, primarily related to accounts receivable, which is included in net income (loss).

     See Note 3 regarding the dispositions of assets and Note 13 regarding the 2001 special charges.

NOTICE OF ANNUAL MEETING

     The annual meeting of stockholders of DT Industries, Inc. will be held Thursday, November 8, 2001, at 10:00 a.m., at the Company's corporate headquarters, 907 West Fifth Street, Dayton, Ohio 45407, (937) 586-5600.

INDEPENDENT ACCOUNTANTS

     PricewaterhouseCoopers LLP, St. Louis, Missouri

LEGAL COUNSEL

     Blackwell Sanders Peper Martin LLP, Kansas City, Missouri

TRANSFER AND DIVIDEND DISBURSING AGENT

     Mellon Investor Services LLC, 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660, (888) 213-0965, www.melloninvestor.com

FORM 10-K

     A copy of the annual report on Form 10-K for the year ended June 24, 2001, as filed with the Securities and Exchange Commission, may be obtained by any stockholder of the company at no charge upon request in writing to: Dennis Dockins, DT Industries, Inc., 907 West Fifth Street, Dayton, Ohio 45407.

                               INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   3.1         Restated Certificate of Incorporation of the Registrant
               effective November 13, 1998 (filed with the Commission as
               Exhibit 3 to the Company's Quarterly Report on Form 10-Q for
               the quarter ended December 27, 1998 filed with the
               Commission on February 10, 1999 and incorporated herein by reference thereto).
   3.3         Amended and Restated By-Laws of the Registrant (filed as
               Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
               for the quarter ended December 24, 2000 filed with the
               Commission on February 7, 2001, and incorporated herein by reference thereto).
   4.1         Rights Agreement dated as of August 18, 1997 between DT
               Industries, Inc. and ChaseMellon Shareholder Services,
               L.L.C., as Rights Agent (filed as Exhibit 1 to the Company's
               Form 8-K dated August 18, 1997, filed with the Commission on
               August 19, 1997 and incorporated herein by reference
               thereto). The Rights Agreement includes as Exhibit A thereto the Certificate of Designations, Preferences and Rights of
               Series A Preferred Stock of DT Industries, Inc., as Exhibit
               B thereto the Form of Rights Certificate and as Exhibit C
               thereto the Summary of Rights to Purchase Series A Preferred
               Stock.
   4.2         Amendment No. 1 to the Rights Agreement by and between DT
               Industries, Inc. and ChaseMellon Shareholder Services,
               L.L.C., dated as of November 5, 1998 (filed with the
               Commission as Exhibit 10 to the Company's Quarterly Report
               on Form 10-Q for the quarter ended December 27, 1998, filed with the Commission on February 10, 1999 and incorporated
               hereby by reference thereto).
   4.3         Amendment No. 2 to the Rights Agreement by and between DT
               Industries, Inc. and ChaseMellon Shareholder Services,
               L.L.C., dated as of November 17, 2000 (filed with the
               Commission as Exhibit 4 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 25, 2001, filed with the Commission on May 9, 2001 and incorporated herein by
               reference thereto).
  10.1*        DT Industries, Inc. Employee Stock Option Plan (filed as
               Exhibit 10.21 to the Company's 1994 Registration Statement
               on Form S-1, Registration No. 33-75174, filed with the
               Commission on February 11, 1994, as amended on March 22,
               1994 (the "1994 Registration Statement") and incorporated
               herein by reference thereto).
  10.2*        DT Industries, Inc. 1994 Directors Non-Qualified Stock
               Option Plan (filed as Exhibit 10.22 to the 1994 Registration
               Statement and incorporated herein by reference thereto).
  10.3*        DT Industries, Inc. Amendment to 1994 Employee Stock Option
               Plan, adopted May 16, 1996 (filed as Exhibit 10.59 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended June 30, 1996 filed with the Commission on September
               30, 1996 (the "1996 10-K") and incorporated herein by
               reference thereto).
  10.4*        DT Industries, Inc. Second Amendment to 1994 Employee Stock
               Option, adopted September 18, 1996 (filed as Exhibit 10.60 to the 1996 10-K and incorporated herein by reference
               thereto).
  10.5*        DT Industries, Inc. 1996 Long-Term Incentive Plan (filed as
               Exhibit 10.61 to the 1996 10-K and incorporated herein by
               reference thereto).
  10.6*        DT Industries, Inc. Amendment to 1996 Long-Term Incentive
               Plan, adopted August 31, 1998.
  10.7         Agreement of Lease, dated April 30, 1997, between Teecan
               Properties Inc. and Kalish Canada Inc. (filed as Exhibit
               10.15 to the Company's Annual Report on Form 10-K for the
               fiscal year ended June 29, 1997 filed with the Commission on
               September 29, 1997 (the "1997 10-K") and incorporated herein by reference thereto).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
  10.8         Fourth Amended and Restated Credit Facilities Agreement,
               dated July 21, 1997, among Bank of America, N.A. (successor by merger to The Boatmen's National Bank of St. Louis) and any other persons who become lenders as provided therein and
               DT Industries, Inc. and the other borrowers listed on the
               signature pages thereof (filed as Exhibit 10.31 to the 1997
               10-K and incorporated herein by reference thereto).
  10.9         First Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of December 31, 1997, among
               Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein
               (filed as Exhibit 10 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 29, 1998 filed with
               the Commission on May 12, 1998 and incorporated herein by
               reference thereto).
  10.10        Second Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of April 30, 1998, among Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein
               (filed as Exhibit 10.22 to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 28, 1998 filed with the Commission on September 25, 1998 (the "1998 10-K") and
               incorporated herein by reference thereto).
  10.11        Third Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of August 26, 1998, among
               Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein
               (filed as Exhibit 10.23 to the 1998 10-K and incorporated
               herein by reference thereto).
  10.12        Fourth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of September 24, 1999, among
               Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein
               (filed as Exhibit 10 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended September 26, 1999 filed
               with the Commission on November 9, 1999 and incorporated
               herein by reference thereto).
  10.13        Fifth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of December 1, 1999, among
               Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein
               (filed as Exhibit 10 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended December 26, 1999 filed with the Commission on February 9, 2000 and incorporated herein by reference thereto).
  10.14        Sixth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of June 26, 2000, among Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein
               (filed as Exhibit 10.21 to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 25, 2000 filed with the Commission on October 13, 2000 (the "2000 10-K") and
               incorporated herein by reference thereto).
  10.15        Seventh Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of October 10, 2000, among
               Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein
               (filed as Exhibit 10 to the Company's Quarterly Report on
               Form 10-K for the quarter ended December 24, 2000 filed with the Commission on February 7, 2001 and incorporated herein by reference thereto).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
  10.16        Eighth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of June 25, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein.
  10.17        Ninth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of July 1, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein.
  10.18        Tenth Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of July 3, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein.
  10.19        Eleventh Amendment to Fourth Amended and Restated Credit
               Facilities Agreement, dated as of August 2, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
               America, N.A. and the other Lenders listed therein and DT
               Industries, Inc. and the other Borrowers listed therein.
  10.20        Lease dated as of February 20, 1996 by and between CityWide
               Development Corporation and Advanced Assembly Automation,
               Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996 filed with the Commission on May 3, 1996 and incorporated herein by
               reference thereto).
  10.21        Single-Tenant Industrial Business Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West
               Automation Enterprises, Inc., an Illinois corporation and
               Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant (filed as Exhibit No. 10.58 to the 1996
               10-K and incorporated herein by reference thereto).
  10.22        Lease Agreement by and between Van Buren N. Hansford, Jr., the Stockholder and Landlord, and Hansford Manufacturing
               Corporation, the Tenant, dated as of September 30, 1996
               (filed as Exhibit 10.3 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended September 29, 1996 filed
               with the Commission on November 8, 1996 and incorporated
               herein by reference thereto).
  10.23        Amended and Restated Declaration of Trust of DT Capital
               Trust dated as of June 1, 1997 among DT Industries, Inc., as
               Sponsor, the Bank of New York, as Property Trustee, The Bank
               of New York (Delaware), as Delaware Trustee, and Stephen J.
               Gore, Bruce P. Erdel and Gregory D. Wilson, as Trustees
               (filed as Exhibit 4.2 to the Company's Registration
               Statement on Form S-3, Registration No. 333-30909, filed
               with the Commission on July 8, 1997 (the "1997 Registration
               Statement") and incorporated herein by reference thereto).
  10.24        Indenture for the 7.16% Convertible Junior Subordinated
               Deferrable Interest Debentures Due 2012 dated as of June 1,
               1997 among DT Industries, Inc. and The Bank of New York, as
               Trustee (filed as Exhibit 4.3 to the 1997 Registration
               Statement and incorporated herein by reference thereto).
  10.25        Preferred Securities Guarantee Agreement dated June 12, 1997 between DT Industries, Inc., as Guarantor, and The Bank of
               New York, as Preferred Guarantee Trustee (filed as Exhibit
               4.6 to the 1997 Registration Statement and incorporated
               herein by reference thereto).
  10.26        Industrial Building Lease, dated July 1991, by and between
               The Allen Group Inc. and Lucas Hartridge, Inc. (filed as
               Exhibit 10.56 to the 1997 10-K and incorporated herein by
               reference thereto).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
  10.27*       DT Industries, Inc. Directors Deferred Compensation Plan
               (filed as Exhibit 10.37 to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 27, 1999 filed with the Commission on September 17, 1999 (the "1999 10-K") and
               incorporated herein by reference thereto).
  10.28*       DT Industries, Inc. Non-Qualified Deferred Compensation Plan
               (filed as Exhibit 10.38 to the 1999 10-K and incorporated
               herein by reference thereto).
  10.29*       First Amendment to DT Industries, Inc. Non-Qualified
               Deferred Compensation Plan (filed as Exhibit 10.35 to the
               2000 10-K and incorporated herein by reference thereto).
  10.30*       Employment Agreement, dated as of November 6, 2000, by and between DT Industries, Inc. and Stephen J. Perkins (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
               for the quarter ended March 25, 2001 filed with the
               Commission on May 9, 2001 and incorporated hereby by
               reference thereto).
  10.31*       Termination and Change of Control Agreement, dated as of
               November 6, 2000, by and between DT Industries, Inc. and
               Stephen J. Perkins (filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               25, 2001 filed with the Commission on May 9, 2001 and
               incorporated herein by reference thereto).
  10.32*       Restricted Stock Agreement, dated April 25, 2001, by and
               between DT Industries, Inc. and Stephen J. Perkins (filed as
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
               for the quarter ended March 25, 2001 filed with the
               Commission on May 9, 2001 and incorporated herein by
               reference thereto).
  10.33*       Employment Agreement, dated as of January 22, 2001, by and between DT Industries, Inc. and John M. Casper.
  10.34*       Change of Control Agreement, dated as of January 22, 2001, by and between DT Industries, Inc. and John M. Casper.
  10.35*       Employment Agreement, dated as of May 1, 2001, by and
               between DT Industries, Inc. and John F. Schott.
  10.36*       Change of Control Agreement, dated as of May 1, 2001, by and between DT Industries, Inc. and John F. Schott.
  21.0         Subsidiaries of the Registrant
  23.0         Consent of PricewaterhouseCoopers LLP
  24.0         Powers of Attorney

-------------------------
* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          DT INDUSTRIES, INC.
                                          By: /s/ JOHN M. CASPER
                                            ------------------------------------
                                            John M. Casper
                                            Senior Vice President -- Finance and
                                              Chief Financial Officer
Dated: September 24, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 24, 2001.

                 SIGNATURES                                            TITLE
                 ----------                                            -----

                      *                        Chairman of the Board
---------------------------------------------
               James J. Kerley

                      *                        President, Chief Executive Officer and Director
---------------------------------------------  (Principal Executive Officer)
             Stephen J. Perkins

             /s/ JOHN M. CASPER                Senior Vice President -- Finance and Chief Financial
---------------------------------------------  Officer
               John M. Casper                  (Principal Financial and Accounting Officer)

                      *                        Director
---------------------------------------------
              William H.T. Bush

                      *                        Director
---------------------------------------------
               Charles A. Dill

                      *                        Director
---------------------------------------------
               Lee M. Liberman

                      *                        Director
---------------------------------------------
                John F. Logan

                      *                        Director
---------------------------------------------
               Charles Pollnow

           *By: /s/ JOHN M. CASPER
   ---------------------------------------
               John M. Casper
              Attorney-In-Fact

-------------------------
* Such signature has been affixed pursuant to a Power of Attorney.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of DT Industries, Inc.

     Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries referred to in our report dated August 13, 2001, except for
Note 4 which is as of September 21, 2001, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri

August 13, 2001, except for
Note 4 to the consolidated
financial statements which is as of
September 21, 2001

DT INDUSTRIES, INC.

                                 SCHEDULE VIII
           RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

             COLUMN A                   COLUMN B      COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G
             --------                  ----------    ----------    ----------    ----------    --------    -----------
                                       BALANCE AT    CHARGED TO    CHARGED TO                  PURCHASE    BALANCE AT
           VALUATION AND               BEGINNING     COSTS AND       OTHER                      OF NET       END OF
         RESERVE ACCOUNTS              OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     ASSETS       PERIOD
         ----------------              ----------    ----------    ----------    ----------    --------    ----------
                                       FOR THE FISCAL YEAR ENDED JUNE 24, 2001
Deferred Tax Assets Valuation
  Allowance........................      $  998        $7,848                                                $8,846
Accounts Receivable Reserve........      $3,249        $8,196                     $(2,524)                   $8,921
                                       FOR THE FISCAL YEAR ENDED JUNE 25, 2000
Deferred Tax Assets Valuation
  Allowance........................      $  998                                                              $  998
Accounts Receivable Reserve........      $3,024        $   97         $757        $  (629)                   $3,249
                                       FOR THE FISCAL YEAR ENDED JUNE 27, 1999
Deferred Tax Assets Valuation
  Allowance........................      $  998                                                              $  998
Accounts Receivable Reserve........      $2,142        $1,321                     $  (439)                   $3,024