Form 10-Q
period 2001-09-23
DT INDUSTRIES INC
filed 2001-11-07
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      September 23, 2001
                               -------------------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              44-0537828
---------------------------------------      ---------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)



                    907 West Fifth Street, Dayton, Ohio 45407
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (937) 586-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of November 2, 2001 was 10,387,274.

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------

                                                                                                 Page
                                                                                                 Number

Part I       Financial Information

             Item 1.       Financial Statements (Unaudited)

                           Consolidated Balance Sheets at September 23, 2001
                              and June 24, 2001                                                        2

                           Consolidated Statement of Operations for the three
                              months ended September 23, 2001 and September
                              24, 2000                                                                 3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the three months ended September 23,
                              2001                                                                     4

                           Consolidated Statement of Cash Flows for the three
                              months ended September 23, 2001 and September
                              24, 2000                                                                 5

                           Notes to Consolidated Financial Statements                               6-13

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  14-20

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                                    20

Part II      Other Information

             Item 1.       Legal Proceedings                                                          21

             Item 6.       Exhibits and Reports on Form 8-K                                           21

Signature

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------

                                                                                                   SEPTEMBER 23,           JUNE 24,
                                                                                                       2001                  2001
                                                                                                   -------------          ---------
ASSETS

   Current assets:

      Cash                                                                                           $   5,309            $   5,505

      Accounts receivable, net                                                                          27,610               44,915

      Costs and estimated earnings in excess of amounts billed
         on uncompleted contracts                                                                      105,044              117,859

      Inventories, net                                                                                  39,322               40,865

      Prepaid expenses and other                                                                        13,319               12,497
                                                                                                     ---------            ---------

         Total current assets                                                                          190,604              221,641

   Property, plant and equipment, net                                                                   48,380               62,463

   Goodwill, net                                                                                       124,296              123,767

   Other assets, net                                                                                    10,665                6,830
                                                                                                     ---------            ---------

                                                                                                     $ 373,945            $ 414,701
                                                                                                     =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:

      Senior secured term and revolving credit facility (Note 4)                                     $  95,962            $  35,500


      Current portion of other long-term debt                                                              425                  651

      Accounts payable                                                                                  28,170               40,917

      Customer advances
                                                                                                        26,529               25,651

      Accrued liabilities                                                                               34,498               37,143
                                                                                                     ---------            ---------

         Total current liabilities                                                                     185,584              139,862
                                                                                                     ---------            ---------

   Senior secured term and revolving credit facility (Note 4)                                               --               89,643

   Other long-term debt                                                                                  6,709                6,928

   Other long-term liabilities                                                                           4,741                3,778
                                                                                                     ---------            ---------

                                                                                                        11,450              100,349
                                                                                                     ---------            ---------
   Commitments and contingencies (Note 10)

   Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely
      convertible junior subordinated debentures of the Company                                         82,092               80,652

                                                                                                     ---------            ---------

   Stockholders' equity:

      Preferred stock, $0.01 par value; 1,500,000 shares authorized;
         no shares issued and outstanding                                                                   --                   --

      Common stock, $0.01 par value; 100,000,000 shares authorized;
         10,387,274 and 10,337,274 shares issued and outstanding at
         September 23, 2001 and June 24, 2001, respectively)                                               113                  113

      Additional paid-in capital                                                                       126,824              127,853

      Accumulated deficit                                                                               (6,106)              (6,965)

      Cumulative translation adjustment                                                                 (2,066)              (2,058)

      Unearned portion of restricted stock                                                                (878)                (661)

      Less -
         Treasury stock (988,488 and 1,038,488 shares at
           September 23, 2001 and June 24, 2001, respectively),
           at cost                                                                                     (23,068)             (24,444)
                                                                                                     ---------            ---------

         Total stockholders' equity                                                                     94,819               93,838
                                                                                                     ---------            ---------

                                                                                                     $ 373,945            $ 414,701
                                                                                                     =========            =========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------

                                                                                                         Three Months Ended
                                                                                                   September 23,       September 24,
                                                                                                        2001               2000
                                                                                                   -------------       -------------
Net sales                                                                                           $    100,484       $    116,451

Cost of sales                                                                                             79,501             96,446
                                                                                                    ------------       ------------
Gross profit                                                                                              20,983             20,005

Selling, general and administrative expenses                                                              15,016             19,721
                                                                                                    ------------       ------------

Operating income                                                                                           5,967                284

Interest expense, net                                                                                      3,167              3,462

Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior
     subordinated debentures of the Company, at 7.16% per annum                                            1,440              1,342
                                                                                                    ------------       ------------

Income (loss) before provision for income taxes                                                            1,360             (4,520)

Provision (benefit) for income taxes                                                                         501             (1,396)
                                                                                                    ------------       ------------

Net income (loss)                                                                                   $        859       $     (3,124)
                                                                                                    ============       ============

Net income (loss) per common share:

     Basic                                                                                          $       0.08       $      (0.31)

     Diluted                                                                                        $       0.08       $      (0.31)
                                                                                                    ============       ============

Weighted average common shares outstanding:

     Basic                                                                                            10,340,571         10,107,274

     Diluted                                                                                          10,362,881         10,107,274
                                                                                                    ============       ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 23, 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------

                                                                                                              Unearned
                                                            Accumulated                                        portion
                                                              other                  Additional                  of
                                               Accumulated comprehensive  Common      paid-in    Treasury    restricted
                                                 deficit       loss        stock      capital      stock        stock       Total
                                               -------------------------------------------------------------------------------------
Balance, June 24, 2001                         $ (6,965)    $ (2,058)    $    113     $127,853    $(24,444)    $   (661)    $ 93,838


Comprehensive income:

   Net income                                       859

   Foreign currency translation                                  (8)

      Total comprehensive income                                                                                                 851

Issuance of 50,000 shares of
   restricted stock                                                                     (1,064)      1,376         (312)          --

Amortization of earned portion
   of restricted stock                                                                                               95           95

Payment on stock subscriptions
   receivable                                                                               35                                    35
                                               -------------------------------------------------------------------------------------

Balance, September 23, 2001                    $ (6,106)    $ (2,066)    $    113     $126,824    $(23,068)    $   (878)    $ 94,819
                                               =====================================================================================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                                                            Three Months Ended
                                                                                                      September 23,    September 24,
                                                                                                           2001             2000
                                                                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                        $    859          $ (3,124)


Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

     Depreciation                                                                                           1,652             2,422

     Amortization                                                                                             818             1,596

     Other                                                                                                     98                --

(Increase) decrease in current assets, excluding the effect of dispositions:

     Accounts receivable                                                                                   12,331             3,814

     Costs and earnings in excess of amounts billed                                                        12,815            (9,860)

     Inventories                                                                                           (3,505)           (3,322)

     Prepaid expenses and other                                                                            (1,230)           (1,910)

Increase (decrease) in current liabilities, excluding the effect of dispositions:

     Accounts payable                                                                                      (9,153)           (2,993)

     Customer advances                                                                                        956               286

     Accrued liabilities                                                                                   (2,504)           (3,508)
                                                                                                         --------          --------

        Net cash provided (used) by operating activities                                                   13,137           (16,599)
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the sale of assets                                                                      18,189                --

     Capital expenditures                                                                                    (254)             (894)

     Other                                                                                                     --                14
                                                                                                         --------          --------

        Net cash provided (used) by investing activities                                                   17,935              (880)
                                                                                                         --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (paydowns) on revolving loans                                                         (29,335)           18,196

     Payments on borrowings                                                                                (1,745)             (662)

     Financing costs                                                                                       (2,340)               --

     Deferral of dividends on convertible preferred securities                                              1,440             1,342

     Net proceeds from equity transactions                                                                     35                --
                                                                                                         --------          --------

        Net cash provided (used) by financing activities                                                  (31,945)           18,876
                                                                                                         --------          --------

Effect of exchange rate changes                                                                               677              (468)
                                                                                                         --------          --------

Net increase (decrease) in cash                                                                              (196)              929

Cash and cash equivalents at beginning of period                                                            5,505             8,705
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $  5,309          $  9,634
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

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001.

         Certain reclassifications have been made to prior year financial statements for comparative purposes. These reclassifications had no effect on net income (loss).

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

3.       ASSET SALES

         In the first quarter of fiscal 2002, the Company sold substantially all of the assets of two divisions. The following table summarizes certain information regarding these sales:

                                                                                  NET
                                                                                 CASH                  LOSS
            DATE OF SALE                       BUSINESS                        PROCEEDS             ON DISPOSAL
         -------------------    ---------------------------------------    ------------------    ------------------
         June 2001              Detroit Tool Metal Products Co. (DTMP)      $       14,250        $       (1,618)

         July 2001              Scheu & Kniss                                        3,939                (6,200)
                                                                            -----------------     -----------------

                                                                            $       18,189        $       (7,818)
                                                                            =================     =================

         The losses associated with the sale of these divisions were recognized in the fourth quarter of fiscal 2001. The combined net sales and operating profit of DTMP (Other business segment) and Scheu and Kniss (Packaging business segment) for the three months ended September 24, 2000 were $9,910 and $412, respectively.

         In October 2001, the Company completed the sale of the remaining Components division resulting in net proceeds of approximately $700. The sale had no effect on net income.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------

4.       FINANCING

         As of September 23, 2001 and June 24, 2001, current and long-term debt consisted of the following:


                                                                              September 23,       June 24,
                                                                                  2001              2001
                                                                              -------------       --------
         Term and revolving loans under senior secured credit facility:

              Term loan                                                          $  8,703         $  9,888

              Revolving loans                                                      87,259          115,255

         Foreign currency denominated debt                                          1,576            1,459

         Other long-term debt                                                       5,558            6,120
                                                                                 --------         --------

                                                                                  103,096          132,722

         Less - senior secured credit facility maturing July 2, 2002               95,962           35,500

         Less - current portion of other long-term debt                               425              651
                                                                                 --------         --------

         Long-term debt                                                          $  6,709         $ 96,571
                                                                                 ========         ========

         The Company's senior credit facility includes an $113,146 revolving credit facility and an $8,703 term credit facility and matures on July 2, 2002. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 3% for domestic borrowings and the Eurodollar rate plus 6% on foreign currency borrowings through December 31, 2001. After December 31, 2001, the prime rate increment increases to 3.5% and the Eurodollar rate increment increases to 6.5%. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Total borrowing availability under the credit facility as of September 23, 2001 was $22,895. The Company was in compliance with each of the financial covenants under the amended credit facility as of September 23, 2001.

         In August 2001, the Company extended the senior credit facility, which was scheduled to mature on July 2, 2001, through an amendment to the term and revolving loan agreement. The amended agreement requires the following principal pre-payments on the term and revolving loan agreements:

         - $35,500 in scheduled principal pre-payments from August 2001 through June 2002;
         - the use of 80-100% of the proceeds from the sale of assets by the Company's or its subsidiaries to reduce the principal balance of the term and revolving loan agreements; and
         - the use of 30% of the cash receipts of a specified contract to reduce the principal balance of the term and revolving loan agreements, estimated to be approximately $8,500 assuming the contract cash receipts are received in fiscal 2002.

         At September 23, 2001, the Company had made all required payments under the amended agreement.

         Since the Company's senior credit facility matures on July 2, 2002, borrowings of $95,962 under this facility have been presented within current liabilities in the Company's September 24, 2001 consolidated balance sheet. The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and expects to complete such refinancing prior to July 2, 2002, although there can be no assurance that such refinancing will be completed by this date. The Company has implemented various cash management initiatives, including a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, and accelerated payment terms from customers, among other things.

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

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 which were acquired with the proceeds from the offering as well as the sale of common securities to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and are redeemable at DTI's option after June 1, 2000 and mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. In conjunction with the amendment of the Company's senior credit facility in September 1999, the Company elected to defer interest payments on the Convertible Junior Subordinated Debentures for up to 5 years. As a result, quarterly distributions on the Convertible Preferred Securities have been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $12,092 have been deferred and accrued as of September 23, 2001 and are included in the principal amount of the securities.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

6.       BUSINESS SEGMENTS

         Financial information for the Company's reportable segments consisted of the following:


                                                                                               Three Months Ended

                                                                                  September 23, 2001        September 24, 2000
                                                                                  ------------------        ------------------
         Net sales

            Automation                                                                    $ 81,507                 $ 84,358

            Packaging                                                                       18,416                   22,811

            Other                                                                              561                    9,282
                                                                                          --------                 --------

               Consolidated total                                                         $100,484                 $116,451
                                                                                          ========                 ========

                                                                                   September 23, 2001          June 24, 2001
                                                                                   ------------------          -------------
         Total assets

             Automation                                                                   $278,967                 $298,020

            Packaging                                                                       80,382                   80,998

            Other                                                                            3,459                   23,401

            Corporate                                                                       11,137                   12,282
                                                                                          --------                 --------

               Consolidated total                                                         $373,945                 $414,701
                                                                                          ========                 ========

         In the first quarter of fiscal 2002, the Company sold substantially all of the assets of a division in the Packaging segment and a division in the Other business segment. See Note 3.

         The reconciliation of segment operating income to consolidated income
         (loss) before income taxes consisted of the following:


                                                                                                   Three Months Ended

                                                                                           September 24, 2001  September 23, 2000
                                                                                           ------------------  ------------------
         Automation                                                                              $ 7,149           $ 3,015

         Packaging                                                                                   538            (1,106)
                                                                                                 -------           -------

            Operating income for reportable segments                                               7,687             1,909

         Operating income (loss) for other businesses                                                (68)              402

         Corporate                                                                                (1,652)           (2,027)

         Interest expense, net                                                                    (3,167)           (3,462)

         Dividends on Company-obligated, mandatorily redeemable
           convertible preferred securities of subsidiary DT Capital
           Trust holding solely convertible junior subordinated
           debentures of the Company                                                              (1,440)           (1,342)
                                                                                                 -------           -------

            Consolidated income (loss) before income taxes                                       $ 1,360           $(4,520)
                                                                                                 =======           =======

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                                                        September 23, 2001     June 24, 2001
                                                                                        ------------------     -------------
         Inventories, net:

              Raw materials                                                                    $ 22,649           $ 26,778

              Work in process                                                                    21,138             18,549

              Finished goods                                                                      4,675              6,090

              Less provision for excess and obsolete inventories                                 (9,140)           (10,552)
                                                                                               --------           --------

                                                                                               $ 39,322           $ 40,865
                                                                                               ========           ========

         Accrued liabilities:

              Accrued employee compensation and benefits                                       $ 12,551           $ 13,570

              Accrued warranty                                                                    3,433              3,244

              Restructuring accrual                                                               1,817              2,879

              Other                                                                              16,697             17,450
                                                                                               --------           --------

                                                                                               $ 34,498           $ 37,143
                                                                                               ========           ========

8.       STOCK PLANS

         During the first quarter of fiscal 2002, the Company issued 50,000 shares of restricted common stock of the Company with four-year vesting periods. Upon issuance of the restricted shares, unearned compensation expense equivalent to the market value at the date of grant was charged to Stockholders' Equity and will be amortized to expense over the vesting period. The lapsing of restrictions on these shares will be accelerated in certain circumstances, one of which is a change in control of the Company.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------

9.       ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB approved Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

         SFAS 141 addresses financial accounting and reporting for business combinations. The most significant impact of SFAS 141 is that the purchase method of accounting must be used for all business combinations initiated after June 30, 2001 and that specific criteria are provided for recognizing intangible assets apart from goodwill. SFAS 141 is effective for all fiscal years beginning after June 30, 2001. Adoption of SFAS 141 will not have a material impact on financial position or results of operation.

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

         In the first quarter of 2002 the Company elected to early adopt the provisions of SFAS 142.

         The following tables summarizes the Company's intangible assets at September 23, 2001:

                                                Gross
                                               Carrying        Accumulated
                                                Amount         Amortization
                                            --------------------------------
        AMORTIZED INTANGIBLE ASSET

        Unpatented technology               $       589       $       226


         The amortization expense related to the intangible asset was $29 for the first quarters of fiscal 2002 and 2001. Amortization expense is expected to be $116 for each of the fiscal years 2002, 2003, 2004 and $44 for fiscal year 2005. The intangible asset is held by a foreign subsidiary and the gross carrying amount, accumulated amortization and amortization expense will vary depending on the prevailing foreign currency exchange rate.

         The changes in the carrying amount of goodwill for the quarter ended September 23, 2001 are as follows:

                                                 Automation           Packaging
        GOODWILL                                  Segment              Segment               Total
                                              -----------------    -----------------    -----------------
        Balance as of June 24, 2001           $      95,458        $      28,309        $     123,767

        Foreign currency translation                    175                  354                  529
                                              -----------------    -----------------    -----------------
        Balance as of September 23, 2001      $      95,633        $      28,663        $     124,296
                                              =================    =================    =================

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12
--------------------------------------------------------------------------------

         The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. During the fourth quarter of the fiscal year ended June 24, 2001, management determined that the goodwill recorded for certain subsidiaries had been impaired and recorded an impairment charge of $38,219. The write-down of goodwill was primarily a result of a continued decline in the financial results of certain subsidiaries and management assumptions regarding future performance and strategic planning. The Company calculated the present value of expected cash flows to determine the fair value of the subsidiaries using a discount rate of 12%, which represents the weighted cost of capital. Included in the goodwill write-down was a full impairment charge of $5,943 related to the Stokes division. This charge was based on a sales price outlined in a letter of intent to sell such division, which established fair value of the division based on a current transaction. The net loss on the disposal of Scheu & Kniss included a full impairment of the related goodwill of $5,018. Management will continue to assess the recoverability of the carrying value of goodwill on an annual basis.

         The following table summarizes the effect of adoption of SFAS 142 on net income (loss) and earnings (loss) per share:

                                                                  For the three months ended
                                                           September 23, 2001      September 24, 2000
                                                          --------------------    ----------------------
        Reported net income (loss)                        $               859     $           (3,124)
        Add back:  Goodwill amortization (net of tax)                       -                  1,195
                                                          --------------------    ----------------------
        Adjusted net income (loss)                        $               859     $           (1,929)
                                                          ====================    ======================


        BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
        Reported net income (loss)                        $              0.08     $            (0.31)
        Add back:  Goodwill amortization (net of tax)                       -                   0.12
                                                          --------------------    ----------------------
        Adjusted net income (loss)                        $              0.08     $            (0.19)
                                                          ====================    ======================


10.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in legal proceedings, including a Securities Action, as previously described in Part 1, "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001.

         Since the end of the fiscal year ended June 24, 2001, there have been no material developments in previously reported legal proceedings other than as follows:

         On October 4, 2001, the Federal District Court for the Western District of Missouri granted the Company's motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. On October 24, 2001, plaintiffs filed a motion with the Court indicating their intent to file an amended complaint. To date, however, no such amended complaint has been filed.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13
--------------------------------------------------------------------------------

         If and when the Securities Action is revived by an amended complaint, the Company intends to defend it vigorously. While it is not feasible to predict or determine the final outcome of the Securities Actions or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Actions, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

         In addition to the above-described items, the Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company maintains comprehensive general liability insurance that it believes to be adequate for the continued operation of its business.


11.      RESTRUCTURING RESERVE

         In the fourth quarter of fiscal 2001, a restructuring charge of $3,694 was established for severance costs associated with management changes and workforce reductions, idle facility costs and personnel relocation costs resulting from the Corporate office move and the closure of four Packaging segment sales offices and non-cash asset write-downs. During the fourth quarter of fiscal 2001, $815 of this reserve was used resulting in a restructuring reserve accrual of $2,879 at June 24, 2001. The breakdown of the remaining restructuring reserve as of June 24, 2001 and September 23, 2001 was as follows:

                                                       AS OF JUNE 24,      CHARGES TO      AS OF SEPTEMBER 23,
                                                           2001             ACCRUAL              2001
                                                  ----------------------------------------------------------
       Severance costs                            $         1,277    $        (480)       $         797

       Idle facility costs                                    685              (95)                 590

       Relocation costs                                       544             (329)                 215

       Other                                                  373             (158)                 215
                                                  ----------------------------------------------------------
                                                  $         2,879    $      (1,062)       $       1,817
                                                  ==========================================================

         The Company has utilized approximately $1,877 of the restructuring accrual as of September 23, 2001 resulting in a remaining accrual of $1,817 expected to be substantially used during fiscal 2002. The Company continues to review current operations with a goal of further cost cuts and other measures to streamline operations and enhance profitability.

DT INDUSTRIES, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
--------------------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 23, 2001 compared to the three months ended September 24, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001 and the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

The Company primarily operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment including thermoforming, blister packaging and heat-sealing systems.

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

Certain information contained in this report, particularly the information appearing under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's interpretation of what it believes are significant factors affecting its businesses, including many assumptions regarding future events, and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to "opportunities", "growth potential", "objectives" and "goals", the words "anticipate", "believe", "estimate", "expect", and similar expressions used herein indicate such forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on certain projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project and information management systems, availability of financing at acceptable terms, the Company's ability to sell existing business units on favorable terms, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced accounting irregularities, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. Additional information regarding important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement also appears elsewhere herein, including under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results".

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                                            Three Months Ended
                                                                  September 23,              September 24,
                                                                       2001                       2000
                                                                ------------------    ----------------------
Net sales                                                                  100.0%                 100.0%

Cost of sales                                                               79.1                   82.8
                                                                ------------------    ----------------------

Gross profit                                                                20.9                   17.2

Selling, general and administrative expenses                                15.0                   16.9
                                                                ------------------    ----------------------

Operating income                                                             5.9                    0.3

Interest expense                                                             3.1                    3.0

Dividends on Company-obligated, mandatorily redeemable
convertible preferred securities of subsidiary DT Capital Trust              1.4                    1.2
                                                                ------------------    ----------------------

Income (loss) before provision for income taxes                              1.4                   (3.9)

Provision (benefit) for income taxes                                         0.5                   (1.2)
                                                                ------------------    ----------------------

Net income (loss)                                                            0.9%                  (2.7)%
                                                                ==================    ======================

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 23, 2001
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 24, 2000

The comparability of the operating results for the first quarters of fiscal 2002 and 2001 was affected by the sale of substantially all of the assets of three divisions. The following table summarizes first quarter results for fiscal 2002, fiscal 2001 as reported, and fiscal 2001 proforma excluding the operating results of the divisions sold in millions:

                                                                         Three Months Ended
                                               ------------------------------------------------------------------------

                                                                September 24,                            Proforma
                                               September 23,           2000             Proforma        September 24,
                                                    2001           as reported        adjustments            2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                      $   100.5        $    116.5            $    (10.8)       $   105.7

Gross profit                                   $    21.0        $     20.0            $     (0.8)       $    19.2

Gross margin                                        20.9%             17.2%                  7.4%            18.2%

Selling, general and administrative expenses   $    15.0        $     19.7            $     (1.2)       $    18.5

Operating income                               $     6.0        $      0.3            $      0.4        $     0.7

Operating margin                                     5.9%              0.3%                  3.7%             0.7%

Consolidated net sales for the three months ended September 23, 2001 were $100.5 million, a decrease of $16.0 million, or 13.7%, from $116.5 million for the three months ended September 24, 2000.

Net sales by segment were as follows (in millions):

                               Three Months              Three Months
                             Ended September            Ended September
                                 23, 2001                  24, 2000              Decrease
                            --------------------    --------------------    -------------------
     Automation                  $    81.5               $    84.4             $   (2.9)

     Packaging                        18.4                    22.8                 (4.4)

     Other                             0.6                     9.3                 (8.7)
                            --------------------    --------------------    -------------------
                                 $   100.5               $   116.5             $  (16.0)
                            ====================    ====================    ===================

Automation segment sales decreased $2.9 million, or 3.4%, to $81.5 million during the three months ended September 23, 2001. The decrease in sales reflects a substantial decrease in automotive related orders over the last 12 months. Sales to the automotive related industry decreased by approximately $13 million or 31% from the first quarter of fiscal 2001. This decrease was partially offset by a large order that generated an $11 million increase in sales for the heavy truck industry. Sales to the electronic market showed a slight increase from the prior year. Additionally, $0.9 million of the decrease in sales in the first quarter of fiscal 2002 is attributable to the sale of Vanguard Technical Solutions (Vanguard) in March 2001.

Packaging segment sales decreased $4.4 million, or 19.3%, to $18.4 million during the three months ended September 23, 2001. The sale of Scheu & Kniss in the first quarter of 2002 contributed to $1.4 million of the decrease in sales from the first quarter of fiscal 2001. The remaining decrease in Packaging segment sales was primarily attributable to the Company's decision to exit the extrusion business and lower sales of thermoforming equipment related to the softness in the plastics market. Extrusion sales in the first quarter of fiscal 2001 were $2.0 million.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

Sales from the Company's other businesses decreased $8.7 million as a result of the sale of substantially all of the assets of Detroit Tool Metal Products Co.
(DTMP) in the first quarter of fiscal 2002. DTMP's sales were $8.5 million in first quarter fiscal 2001.

Gross profit increased by $1.0 million to $21.0 million for the three months ended September 23, 2001 versus $20.0 million for the three months ended September 24, 2000. The gross margin increased to 20.9% from 17.2%. The increase reflects higher gross margins in both the Automation and Packaging segments in the first quarter of fiscal 2001.

The gross margins in the Automation segment increased to 20.2% in the first quarter of 2002 from 17.2% in the first quarter of fiscal 2001. The increase in gross margins were primarily as a result of higher margins in the electronics market gained from manufacturing efficiencies in the production of duplicate systems.

The Packaging segment's margins increased to 24.2% in the first quarter of 2002 from 19.9% in the first quarter of 2001. Several packaging businesses showed significant improvements in gross margins in the first quarter of 2002 partially resulting from fiscal 2001 restructurings which reduced headcount and overhead costs.

Selling, general and administrative (SG&A) expenses were $15.0 million for the three months ended September 23, 2001 compared to $19.7 million for the three months ended September 24, 2000. The $4.7 million decrease in SG&A expenses is primarily a result of the restructurings which reduced administrative headcount, discontinuance of goodwill amortization in fiscal 2002, and divestitures. See the discussion below regarding the adoption of new accounting pronouncement related to goodwill and other intangible assets. $1.2 million of the decrease in SG&A expenses is attributable to the sale of Vanguard, DTMP, and Scheu and Kniss. SG&A expenses as a percentage of consolidated net sales decreased to 15.0% from 16.9%.

Operating income was $6.0 million for the three months ended September 23, 2001 versus $0.3 million for the three months ended September 24, 2000, as a result of the factors noted above.

Interest expense decreased $0.3 million to $3.2 million for the three months ended September 23, 2001 versus $3.5 million for the three months ended September 24, 2000. The decrease resulted from the lower outstanding borrowings from the divestiture proceeds. Dividends on the convertible preferred securities were $1.4 and $1.3 million for the three months ended September 23, 2001 and September 24, 2000, respectively. The dividends are currently being deferred and accrued in conjunction with the September 1999 amendment to the credit facility.

The provision for income taxes for the three months ended September 23, 2001 reflected an effective tax rate of approximately 37%. The provision for income taxes for the three months ended September 24, 2000, reflects book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net income was $0.9 million for the three months ended September 23, 2001 compared to a net loss of $3.1 million for the three months ended September 24, 2000. Basic and diluted earnings per share were $0.08 for the three months ended September 23, 2001 compared to basic and diluted loss per share of $0.31 for the three months ended September 24, 2000. Basic and diluted weighted average shares outstanding were 10.3 and 10.4 million shares for the three months ended September 23, 2001, respectively. Basic and diluted weighted average common shares outstanding were both 10.1 million for the three months ended September 24, 2000.

The Company adopted Statement of Financial Accounting Standard No. 142 (SFAS
142), "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

The following table summarizes the effect of adoption of SFAS 142 on net income
(loss) and earnings (loss) per share (EPS):

                                                                  For the three months ended
                                                           September 23, 2001      September 24, 2000
                                                          --------------------    ----------------------
        Reported net income (loss)                        $              859      $           (3,124)
        Add back:  Goodwill amortization (net of tax)                      -                   1,195
                                                          --------------------    ----------------------
        Adjusted net income (loss)                        $              859      $           (1,929)
                                                          ====================    ======================

        BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
        Reported net income (loss)                        $             0.08      $           ( 0.31)
        Add back:  Goodwill amortization (net of tax)                      -                    0.12
                                                          --------------------    ----------------------
        Adjusted net income (loss)                        $             0.08      $            (0.19)
                                                          ====================    ======================


LIQUIDITY AND CAPITAL RESOURCES

Net income plus non-cash operating charges provided $3.4 million of operating cash flow for the quarter ended September 23, 2001 compared to $0.9 million for the quarter ended September 24,2000. Net decreases in working capital balances provided operating cash of $9.7 million, resulting in net cash provided by operating activities of $13.1 million for the quarter ended September 23, 2001. The lower working capital balances primarily reflect decreased accounts receivable and costs and earnings in excess of amounts billed and are partially offset by lower accounts payable. The decrease in accounts receivable and costs and earnings in excess of amounts billed was largely in the Automation segment and resulted primarily from the shipment, collection and progress billings on several large projects for the electronics market in the first quarter of 2002. Accounts payable decreased from the balance at June 24, 2001 largely due to the decrease in work in process in the first quarter of 2002.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the three months ended September 23, 2001, the Company made $31.1 million in payments under its senior credit facility and other debt agreements. The proceeds from the first quarter asset sales of $18.2 million as well as a $9.7 million decrease in working capital contributed to the paydown of debt in the first quarter of fiscal 2002. The Company also paid $2.3 million in financing costs in the first quarter of fiscal 2002 as a result of the extension of the credit facility in August 2001 and made capital expenditures of $0.3 million. During the three months ended September 24, 2000, the Company borrowed $18.2 million on its revolving credit facility. The funds were used primarily for working capital requirements and capital expenditures of $0.9 million.

The Company's credit facility includes a $113.1 million revolving credit facility and an $8.7 million term credit facility and matures on July 2, 2002. Borrowings under the amended credit facility bear interest at floating rates based on the prime rate plus 3% for domestic borrowings and the Eurodollar rate plus 6% on foreign currency borrowings through December 31, 2001. After December 31, 2001, the prime rate increment increases to 3.5% and the Eurodollar rate increment increases to 6.5%. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Total borrowing availability under the credit facility as of September 23, 2001 was $22.9 million. The Company was in compliance with each of the financial covenants under the amended credit facility as of September 23, 2001.

DT INDUSTRIES, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------

In August 2001, the Company extended the senior credit facility, which was scheduled to mature on July 2, 2001, through an amendment to the term and revolving loan agreement. The amended agreement requires the following principal pre-payments on the term and revolving loan agreements:

- $35.5 million in scheduled principal pre-payments from August 2001 through June 2002;
- the use of 80-100% of the proceeds from the sale of assets by the Company's or its subsidiaries to reduce the principal balance of the term and revolving loan agreements; and
- the use of 30% of the cash receipts of a specified contract to reduce the principal balance of the term and revolving loan agreements, estimated to be approximately $8.5 million assuming the contract cash receipts are received in fiscal 2002.

At September 23, 2001, the Company had made all required payments under the amended agreement.

Since the Company's credit facility matures on July 2, 2002, borrowings of $96 million under this facility have been presented within current liabilities in the Company's September 24, 2001 consolidated balance sheet. The Company has initiated discussions with several lenders for purposes of refinancing borrowings under its credit facilities, and expects to complete such refinancing prior to July 2, 2002, although there can be no assurance that such refinancing will be completed by this date. The Company has implemented various cash management initiatives, including a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, accelerated payment terms from customers, among other things. As discussed earlier, the Company sold substantially all of the net assets of DTMP and S&K for aggregate net cash proceeds of $18.2 million.

The Company has also been pursuing the sale of the Stokes division, another small business and a product line of the Packaging segment, and the possible sale/leaseback of various owned properties. Due primarily to the current economic situation, the Company was not able to complete the planned sale of Stokes or the Packaging product line in the first quarter of 2002. The Company continues to pursue the sale of these businesses. In October 2001, the Company completed the sale of the remaining Components division resulting in net proceeds of approximately $0.7 million. In the first quarter of fiscal 2002 the Company announced the consolidation of two divisions within each of the Automation and Packaging business segments. One of the packaging facilities is scheduled to be shut down by December 2001. The consolidations are expected to provide more effective use of the common sales force and provide combined annual savings of approximately $1.5 million.

In conjunction with an amendment to the credit facility in September 1999, the Company elected to defer interest payments on its convertible junior subordinated debentures. The credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred and DTI is not declaring or paying any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $12.1 million have been deferred and accrued as of September 23, 2001 and are included in the principal amount of the securities.

Management anticipates capital expenditures for fiscal 2002 to be in the range of $4.0 to $6.0 million. This includes primarily only recurring replacement or refurbishment of machinery and equipment. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

Based on its ability to generate funds from operations and the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements through the remainder of fiscal 2002.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of September 23, 2001, the Company had $151.3 million of orders in backlog, which compares to a backlog of approximately $311.1 million as of September 24, 2000.

The backlog for the Automation segment at September 23, 2001 was $129.9 million, a decrease of $137.2 million, or 51.4%, from a year ago. The decrease in backlog reflects the unusually high backlog of orders of automation systems at September 24, 2000 from key electronic and tire markets. The Company has not been able to replace this work with the current economic conditions affecting most of its other markets. The sale of Vanguard in March 2001 also resulted in a $5.1 million decrease in backlog. Backlog for the Packaging segment was $21.4 million at September 23, 2001, a decrease of $14.3 million, or 40.1%, from the backlog at September 24, 2000. The decrease in backlog is primarily due to the soft order activity for Kalish and Sencorp in the first quarter.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk of the Company's Annual Report on Form 10-K for the year ended June 24, 2001. There has been no material change to that information that is required to be disclosed in this Quarterly Report on Form 10-Q.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 21
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings, including a Securities Action, as previously described in Part 1, "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001.

         Since the end of the fiscal year ended June 24, 2001, there have been no material developments in previously reported legal proceedings other than as follows:

         On October 4, 2001, the Federal District Court for the Western District of Missouri granted the Company's motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. On October 24, 2001, plaintiffs filed a motion with the Court indicating their intent to file an amended complaint. To date, however, no such amended complaint has been filed.

         If and when the Securities Action is revived by an amended complaint, the Company intends to defend it vigorously. While it is not feasible to predict or determine the final outcome of the Securities Actions or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Actions, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

         In addition to the above-described items, the Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company maintains comprehensive general liability insurance that it believes to be adequate for the continued operation of its business.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                   None

         (b) On August 15, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the fourth quarter of fiscal 2001, among other things.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DT INDUSTRIES, INC.




Date:   November 7, 2001                  /s/  John M. Casper
                                       -----------------------------------------
                                                   (Signature)
                                       John M. Casper
                                       Senior Vice President - Finance
                                       and Chief Financial Officer