Form 10-Q
period 2001-12-23
DT INDUSTRIES INC
filed 2002-02-06
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                December 23, 2001
                              --------------------------------------------------
Commission File Number:  0-23400


                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          44-0537828
---------------------------------                      -------------------------
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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 1, 2002 was 10,387,274.

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------


                                                                                                    Page
                                                                                                   Number
Part I       Financial Information

             Item 1.       Financial Statements (Unaudited)

                           Consolidated Balance Sheets at December 23, 2001
                              and June 24, 2001                                                        2

                           Consolidated Statement of Operations for the three and
                              six months ended December 23, 2001 and December
                              24, 2000                                                                 3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the six months ended December 23,
                              2001                                                                     4

                           Consolidated Statement of Cash Flows for the six
                              months ended December 23, 2001 and December
                              24, 2000                                                                 5

                           Notes to Consolidated Financial Statements                               6-13

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  14-24

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                                    24

Part II      Other Information

             Item 1.       Legal Proceedings                                                          25

             Item 3.       Defaults upon Senior Securities                                            25

             Item 4.       Submission of Matters to Vote of Security Holders                          25

             Item 6.       Exhibits and Reports on Form 8-K                                           26

Signature

DT INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------

                                                                         December 23,     June 24,
                                                                             2001          2001
                                                                         ------------    ---------
ASSETS

Current assets:

     Cash and cash equivalents                                           $      5,575    $   5,505

     Accounts receivable, net                                                  83,691       70,774

     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                          56,615       92,000

     Inventories, net                                                          30,881       40,865

     Prepaid expenses and other                                                11,015       12,497
                                                                         ------------    ---------

          Total current assets                                                187,777      221,641

Property, plant and equipment, net                                             47,051       62,463

Goodwill, net                                                                 124,001      123,767

Other assets, net                                                               9,720        6,830
                                                                         ------------    ---------

                                                                         $    368,549    $ 414,701
                                                                         ============    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Senior secured term and revolving credit facility (Note 4)          $     97,213    $  35,500

     Current portion of other long-term debt                                      425          651

     Accounts payable                                                          20,063       40,917

     Customer advances                                                         34,011       25,651

     Accrued liabilities                                                       28,516       37,143
                                                                         ------------    ---------

          Total current liabilities                                           180,228      139,862
                                                                         ------------    ---------

Senior secured term and revolving credit facility (Note 4)                         --       89,643

Other long-term debt                                                            6,515        6,928

Other long-term liabilities                                                     4,395        3,778
                                                                         ------------    ---------

          Total long-term obligations                                          10,910      100,349
                                                                         ------------    ---------

Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                      83,557       80,652
                                                                         ------------    ---------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares authorized;
          10,387,274 and 10,337,274 shares issued and outstanding at
          December 23, 2001 and June 24, 2001, respectively                       113          113

     Additional paid-in capital                                               126,820      127,853

     Accumulated deficit                                                       (7,214)      (6,965)

     Cumulative translation adjustment                                         (2,057)      (2,058)

     Unearned portion of restricted stock                                        (740)        (661)

     Less -
          Treasury stock (988,488 and 1,038,488 shares at December
             23, 2001 and June 24, 2001, respectively), at cost
                                                                              (23,068)     (24,444)
                                                                         ------------    ---------

          Total stockholders' equity                                           93,854       93,838
                                                                         ------------    ---------

                                                                         $    368,549    $ 414,701
                                                                         ============    =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------

                                           Three months ended              Six months ended
                                      December 23,    December 24,    December 23,    December 24,
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
Net sales                             $     88,104    $    131,425    $    188,588    $    247,876

Cost of sales                               70,488         106,750         149,989         203,197
                                      ------------    ------------    ------------    ------------

Gross profit                                17,616          24,675          38,599          44,679

Selling, general and
   administrative expenses                  13,176          19,875          28,192          39,596

Restructuring charges (Note 11)              1,521              --           1,521              --
                                      ------------    ------------    ------------    ------------

Operating income                             2,919           4,800           8,886           5,083

Interest expense                             3,198           4,218           6,365           7,679

Accrued dividends on Company-
   obligated, mandatorily
   redeemable convertible preferred
   securities of subsidiary DT
   Capital Trust holding solely
   convertible junior
   subordinated debentures of the
   Company, at 7.16% per annum               1,465           1,365           2,905           2,707
                                      ------------    ------------    ------------    ------------

Loss before provision (benefit) for
   income taxes                             (1,744)           (783)           (384)         (5,303)

Provision (benefit) for income
   taxes                                      (636)            146            (135)         (1,250)
                                      ------------    ------------    ------------    ------------

Net loss                              $     (1,108)   $       (929)   $       (249)   $     (4,053)
                                      ============    ============    ============    ============

Net loss per common share:

   Basic                              $      (0.11)   $      (0.09)   $      (0.02)   $      (0.40)

   Diluted                            $      (0.11)   $      (0.09)   $      (0.02)   $      (0.40)
                                      ============    ============    ============    ============

Weighted average common
 shares outstanding:

      Basic                             10,387,274      10,107,274      10,363,922      10,107,274

      Diluted                           10,387,274      10,107,274      10,363,922      10,107,274
                                      ============    ============    ============    ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 23, 2001
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------


                                                   Accumulated                                    Unearned
                                                      other                Additional             portion of
                                   Accumulated    comprehensive   Common    paid-in    Treasury   restricted
                                     deficit           loss        stock    capital      stock       stock       Total
                                   -----------    -------------   -------  ----------  --------   ----------   ----------
Balance, June 24, 2001             $    (6,965)   $      (2,058)  $   113  $  127,853  $(24,444)  $     (661)  $   93,838

Comprehensive loss:

   Net loss                               (249)

   Foreign currency translation                               1

      Total comprehensive loss                                                                                       (248)

Issuance of 50,000 shares of
   restricted stock                                                            (1,064)    1,376         (312)          --

Amortization of earned portion
   of restricted stock                                                                                   233          233

Payment on stock subscriptions
   receivable                                                                      31                                  31
                                   -----------    -------------   -------  ----------  --------   ----------   ----------
Balance, December 23, 2001         $    (7,214)   $      (2,057)  $   113  $  126,820  $(23,068)  $     (740)  $   93,854
                                   ===========    =============   =======  ==========  ========   ==========   ==========



          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                       Six Months Ended
                                                                 December 23,    December 24,
                                                                     2001            2000
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $       (249)   $     (4,053)

Adjustments to reconcile net loss to net cash provided
(used) by operating activities:

     Depreciation                                                       3,238           4,862

     Amortization                                                       1,655           3,452

     Other                                                                240              --

(Increase) decrease in current assets, excluding the effect of dispositions:

     Accounts receivable                                              (18,324)          5,404

     Costs and earnings in excess of amounts billed                    35,384         (23,526)

     Inventories                                                        4,063          (6,365)

     Prepaid expenses and other                                         1,641          (2,966)

Increase (decrease) in current liabilities, excluding the effect of dispositions:

     Accounts payable                                                 (16,976)         (3,966)

     Customer advances                                                  8,439          12,251

     Accrued liabilities                                               (8,115)         (4,289)

     Other                                                                 --             149
                                                                 ------------    ------------

     Net cash provided (used) by operating activities                  10,996         (19,047)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the sale of assets                                  18,811              --

     Capital expenditures                                                (930)         (1,799)
                                                                 ------------    ------------

     Net cash provided (used) by investing activities                  17,881          (1,799)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (paydowns) on revolving loans                     (26,578)         19,460

     Payments on borrowings                                            (2,848)           (717)

     Payment of financing costs                                        (2,795)           (808)

     Deferral of dividends on convertible preferred securities          2,905           2,707

     Net proceeds from equity transactions                                 31              72
                                                                 ------------    ------------

     Net cash provided (used) by financing activities                 (29,285)         20,714
                                                                 ------------    ------------

Effect of exchange rate changes                                           478             (29)
                                                                 ------------    ------------

Net increase (decrease) in cash                                            70            (161)

Cash and cash equivalents at beginning of period                        5,505           8,705
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $      5,575    $      8,544
                                                                 ============    ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------


1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended June 24, 2001.

         During the second quarter of fiscal 2002, the Company changed its policy regarding the classification of unpaid progress billings on the balance sheet. Under the new policy, unpaid progress billings are now included in accounts receivable but were previously included in costs and estimated earnings in excess of amounts billed on uncompleted contracts on the balance sheet. As a result of this change in policy, a reclassification of $25,859 was made to the June 24, 2001 balance sheet which increased accounts receivable and decreased costs and estimated earnings in excess of amounts billed on uncompleted contracts. Certain other reclassifications have been made to prior year financial statements for comparative purposes. These reclassifications had no effect on net income (loss).


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

3.       ASSET SALES

         In the six months ended December 23, 2001, the Company sold substantially all of the assets of three business units. The following table summarizes certain information regarding these sales:

                                                                         NET
                                                                         CASH          LOSS
          DATE OF SALE                 BUSINESS                        PROCEEDS     ON DISPOSAL
         --------------   ---------------------------------------     ----------    -----------
         June 2001        Detroit Tool Metal Products Co. (DTMP)      $   14,250    $    (1,618)

         July 2001        Scheu & Kniss                                    3,939         (6,200)

         October 2001     Hansford Parts and Products (HPP)                  622             --
                                                                      ----------    -----------
                                                                      $   18,811    $    (7,818)
                                                                      ==========    ===========

         The losses associated with the sale of these business units were recognized in the fourth quarter of fiscal 2001. The combined net sales of DTMP and HPP (Other business segment) for the three and six months ended December 24, 2000 were $9,026 and $18,309, respectively. The

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------

         combined operating profit for DTMP and HPP for the three and six months ended December 24, 2000 was $333 and $735, respectively. The net sales of Scheu & Kniss (Packaging business segment) for the three and six months ended December 24, 2000 were $1,471 and $2,896, respectively. The operating loss for Scheu & Kniss for the three and six months ended December 24, 2000 was $(43) and $(62), respectively.


4.       FINANCING

         As of December 23, 2001 and June 24, 2001, long-term debt consisted of the following:


                                                                         December 23,      June 24,
                                                                             2001           2001
                                                                         ------------    -----------
         Term and revolving loans under senior secured credit facility:

              Term loan                                                  $      7,632    $     9,888

              Revolving loans                                                  89,581        115,255

         Foreign currency denominated debt                                      1,413          1,459

         Other long-term debt                                                   5,527          6,120
                                                                         ------------    -----------
                                                                              104,153        132,722

         Less - senior secured credit facility maturing July 2, 2002           97,213         35,500

         Less - current portion of other long-term debt                           425            651
                                                                         ------------    -----------
         Long-term debt                                                  $      6,515    $    96,571
                                                                         ============    ===========


         The Company's senior credit facility includes a $99,217 revolving credit facility and a $7,632 term credit facility and matures on July 2, 2002. Borrowings under the credit facility were subject to interest at floating rates based on the prime rate plus 3% for domestic borrowings and the Eurodollar rate plus 6% on foreign currency borrowings through December 31, 2001. Effective December 31, 2001, the prime rate increment increased to 3.5% and the Eurodollar rate increment increased to 6.5%. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Total borrowing availability under the credit facility as of December 23, 2001 was $6,599.

         As a result of its financial performance in the second quarter of fiscal 2002, the Company is in default of the minimum trailing twelve-month EBITDA and maximum funded debt to EBITDA financial covenants under its senior credit agreement and another agreement. The Company has obtained a temporary waiver from its lenders of such defaults and expects to obtain from its lenders a permanent waiver of such defaults. If, however, the Company fails to obtain a permanent waiver of such defaults, the lenders could accelerate their debt, $80.3 million of which was outstanding as of January 30, 2002 under the senior credit agreement, due to such defaults. If the lenders were to accelerate their indebtedness, there can be no assurance that the Company would be able to locate alternative sources of financing.

         In August 2001, the Company extended the senior credit facility, which was scheduled to mature on July 2, 2001, through an amendment to the term and revolving loan agreement. The amended agreement requires the following principal pre-payments on the term and revolving loan agreements:

             o $35,500 in scheduled principal pre-payments from August 2001 through June 2002;

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
--------------------------------------------------------------------------------

             o the use of 80-100% of the proceeds from the sale of assets by the Company or its subsidiaries to reduce the principal balance of the term and revolving loan agreements; and

             o the use of 30% of the cash receipts of a specified contract to reduce the principal balance of the term and revolving loan agreements, estimated to be approximately $8,500 assuming the contract cash receipts are received in fiscal 2002.

         To date, the Company has made all required payments under the amended agreement. As of January 30, 2002, the Company's total commitment under the term and revolving senior credit facility that expires on July 2, 2002 was approximately $101,000.

         Because the Company's senior credit facility matures on July 2, 2002, borrowings of $97,213 under this facility have been presented within current liabilities in the Company's December 23, 2001 consolidated balance sheet. To meet its liquidity needs, the Company is, as previously disclosed in the Company's most recent Form 10-K and previous Form 10-Q, engaged in active discussions to refinance its senior credit facility that expires on July 2, 2002. As part of this refinancing, the Company is also actively exploring restructuring its Company-obligated, Mandatorily Redeemable Convertible Preferred Securities of subsidiary DT Capital Trust holding solely Convertible Junior Subordinated Debentures of the Company (Convertible Preferred Securities) and raising additional equity. The Company expects to consummate this refinancing prior to the maturity of the senior credit facility on July 2, 2002. However, there can be no assurance that such refinancing will be completed by this date due to a number of factors, including the Company's operating performance, general economic conditions and market conditions. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


5.       CONVERTIBLE PREFERRED SECURITIES

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. The Company elected in September 1999 to defer interest payments on the Convertible Junior Subordinated Debentures for up to five years. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $13,557 have been deferred and accrued as of December 23, 2001 and are included in the principal amount of the securities. As part of its refinancing efforts, the Company is actively exploring restructuring the Convertible Preferred Securities. See Note 4, Financing, above and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

6.       BUSINESS SEGMENTS

         Financial information for the Company's reportable segments consisted of the following:

                                Three Months Ended              Six Months Ended
                            December 23,   December 24,   December 23,   December 24,
                                2001           2000           2001           2000
                            ------------   ------------   ------------   ------------
Net sales

   Automation               $     72,633   $     97,511   $    154,139   $    181,868

   Packaging                      15,241         24,888         33,657         47,699

   Other                             230          9,026            792         18,309
                            ------------   ------------   ------------   ------------

       Consolidated total   $     88,104   $    131,425   $    188,588   $    247,876
                            ============   ============   ============   ============


                                        December 23, 2001    June 24, 2001
                                        -----------------    -------------
         Total assets

            Automation                     $   270,674         $ 298,020

            Packaging                           83,704            80,998

            Other                                   --            23,401

            Corporate                           14,171            12,282
                                           -----------         ---------
               Consolidated total          $   368,549         $ 414,701
                                           ===========         =========

         In the six months ended December 23, 2001, the Company sold substantially all of the assets of the Scheu & Kniss division in the Packaging segment and DTMP and HPP in the Other business segment. See
         Note 3.

         The reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes consisted of the following:

                                            Three Months Ended              Six Months Ended
                                       December 23,   December 24,   December 23,   December 24,
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------
         Automation                    $      4,126   $      9,309   $     11,275   $     12,324

         Packaging                           (1,085)        (1,458)          (547)        (2,564)
                                       ------------   ------------   ------------   ------------

            Operating income for
               reportable segments            3,041          7,851         10,728          9,760

         Operating income for
               other businesses                 (37)           333           (106)           735

         Corporate                              (85)        (3,384)        (1,736)        (5,412)

         Interest expense                    (3,198)        (4,218)        (6,365)        (7,679)

         Accrued dividends on
            Company-obligated,
            mandatorily redeemable
            convertible preferred
            securities                       (1,465)        (1,365)        (2,905)        (2,707)
                                       ------------   ------------   ------------   ------------
         Consolidated loss before
         income taxes                  $     (1,744)  $       (783)  $       (384)  $     (5,303)
                                       ============   ============   ============   ============

Corporate operating loss in both the three and six months ended December 24, 2000 includes approximately $1,800 of non-recurring legal, professional and severance costs as a result of the accounting errors discovered in fiscal 2000 at Kalish and Sencorp.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                                   December 23, 2001       June 24, 2001
                                                                  --------------------    -----------------
         Inventories, net:

              Raw materials                                            $    22,594           $    26,778

              Work in process                                               11,992                18,549

              Finished goods                                                 4,799                 6,090

              Less provision for excess and obsolete inventories            (8,504)              (10,552)
                                                                       -----------           -----------
                                                                       $    30,881           $    40,865
                                                                       ===========           ===========

                                                                   December 23, 2001       June 24, 2001
                                                                  --------------------    -----------------
         Accrued liabilities:

              Accrued employee compensation and benefits               $    10,164           $    13,570

              Accrued warranty                                               3,021                 3,244

              Restructuring accrual                                          2,262                 2,879

              Other                                                         13,069                17,450
                                                                       -----------           -----------
                                                                       $    28,516           $    37,143
                                                                       ===========           ===========


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

         SFAS 141 addresses financial accounting and reporting for business combinations. The most significant impact of SFAS 141 is that the purchase method of accounting must be used for all business combinations initiated after June 30, 2001 and that specific criteria are provided for recognizing intangible assets apart from goodwill. SFAS 141 is effective for all fiscal years beginning after June 30, 2001. Adoption of SFAS 141 will not have a material impact on the Company's financial position or results of operation.

         SFAS 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their initial recognition. Among the new requirements of SFAS 142 are:

      o Goodwill and indefinite-lived intangible assets will no longer be amortized;

      o Goodwill and indefinite-lived intangible assets will be tested for impairment at the reporting unit level annually;

      o The amortization period of intangible assets that have finite lives will no longer be limited to 40 years; and

      o Additional financial statement disclosures about goodwill and intangible assets will be required.

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

         The following tables summarizes the Company's intangible assets at December 23, 2001:

                                                Gross
                                               Carrying    Accumulated
                                                Amount     Amortization
                                               --------    ------------
        AMORTIZED INTANGIBLE ASSET

        Unpatented technology                  $    582    $        252

         The amortization expense related to the intangible asset was $29 and $58 for the three and six months ended December 23, 2001, respectively, as well as for the three and six months ended December 24, 2000. Amortization expense is expected to be $116 for each of the fiscal years 2002, 2003, 2004 and $44 for fiscal year 2005. The intangible asset is held by a foreign subsidiary and the gross carrying amount, accumulated amortization and amortization expense will vary depending on the prevailing foreign currency exchange rate.

         The changes in the carrying amount of goodwill for the six months ended December 23, 2001 are as follows:

                                                Automation           Packaging
                    Goodwill                     Segment              Segment               Total
        ----------------------------------    -------------        -------------        -------------
        Balance as of June 24, 2001           $      95,458        $      28,309        $     123,767

        Foreign currency translation                    103                  131                  234
                                              -------------        -------------        -------------
        Balance as of December 23, 2001       $      95,561        $      28,440        $     124,001
                                              =============        =============        =============

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

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12
--------------------------------------------------------------------------------

         The following table summarizes the effect of adoption of SFAS 142 on net income (loss) and earnings (loss) per share:

                                                                For the three months ended
                                                          December 23, 2001    December 24, 2000
                                                          -----------------    -----------------
        Reported net loss                                 $          (1,108)   $            (929)
        Add back: Goodwill amortization (net of tax)                     --                1,166
                                                          -----------------    -----------------
        Adjusted net income (loss)                        $          (1,108)   $             237
                                                          =================    =================

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                 $           (0.11)   $           (0.09)
        Add back:  Goodwill amortization (net of tax)                    --                 0.12
                                                          -----------------    -----------------
        Adjusted net income (loss)                        $           (0.11)   $            0.03
                                                          =================    =================


                                                                   For the six months ended
                                                          December 23, 2001    December 24, 2000
                                                          -----------------    -----------------
        Reported net loss                                 $            (249)   $          (4,053)
        Add back:  Goodwill amortization (net of tax)                    --                2,370
                                                          -----------------    -----------------
        Adjusted net loss                                 $            (249)   $          (1,683)
                                                          =================    =================

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                 $           (0.02)   $           (0.40)
        Add back:  Goodwill amortization (net of tax)                    --                 0.24
                                                          -----------------    -----------------
        Adjusted net loss                                 $           (0.02)   $           (0.16)
                                                          =================    =================


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

         Since the end of the fiscal year ended June 24, 2001, there have been no material developments in previously reported legal proceedings other than as follows:

         On October 4, 2001, the Federal District Court for the Western District of Missouri granted the Company's motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. On January 25, 2002, the plaintiffs filed their Second Consolidated Class Action Complaint thereby reviving the Securities Action.

         The Company intends to defend the Securities Action vigorously. While it is not feasible to predict or determine the final outcome of the Securities Action or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Action, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse outcome with respect to the Securities Action will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

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

         In the second quarter of fiscal 2002, an additional restructuring charge of $1,521 was recognized for additional severance costs associated with management changes and workforce reductions at several divisions as well as idle facility costs resulting from the consolidation of two Packaging segment divisions.

         The breakdown of the restructuring reserve as of June 24, 2001 and December 23, 2001 was as follows:

                                               AS OF JUNE 24,     ADDITIONAL     CHARGES TO   AS OF DECEMBER 23,
                                                    2001            RESERVE        ACCRUAL          2001
                                               --------------     ----------     ----------   ------------------
       Severance costs                         $        1,277     $    1,221     $   (1,222)  $           1 ,276

       Idle facility costs                                685            300           (186)                 799

       Relocation costs                                   544             --           (544)                  --

       Other                                              373             --           (186)                 187
                                               --------------     ----------     ----------   ------------------
                                               $        2,879     $    1,521     $   (2,138)  $            2,262
                                               ==============     ==========     ==========   ==================

         The Company has utilized $2,138 of the restructuring accrual as of December 23, 2001 resulting in a remaining accrual of $2,262 expected to be substantially used during fiscal 2002.

         Additionally in January 2002, the Company announced the integration of three automation segment divisions into the newly formed Precision Assembly division. As part of the integration of these divisions, the Company will close its Hansford division in Rochester, New York. The closure is expected to be completed by the end of April 2002 and result in a $4,000 restructuring charge in the third quarter of fiscal 2002. The Company continues to review current operations with a goal of further cost cuts and other measures to streamline operations and enhance profitability.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 14
--------------------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and six months ended December 23, 2001 compared to the three and six months ended December 24, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001.

The Company primarily operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment, including thermoforming, blister packaging and heat-sealing systems.

The percentage of completion method of accounting is used by the Company to recognize revenues and related costs. Under the percentage of completion method, revenues for customer contracts are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours or, for certain customer contracts, the ratio of total costs incurred to date to total estimated costs. Any revisions in the estimated total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known. For contracts not accounted for under the percentage of completion method, revenue is recognized upon shipment to unaffiliated customers. All invoices that have been billed to customers, including progress billings under the terms of the customer contracts, are recorded as accounts receivable.

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

Certain information contained in this report, particularly the information appearing in Part I, Item 1 under Note 4. "Financing," and Note 10. "Commitments and Contingencies;" in Part I, Item 2 under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results"; and in Part II, Item 1 under the heading "Legal Proceedings", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon the Company's current expectations about the Company's future results, performance, liquidity, financial condition, prospects and opportunities and are based on information currently available to the Company. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "anticipate", "believe", "expect", and similar expressions used herein indicate such forward-looking statements. The Company's actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in or implied by any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, availability of financing when needed on acceptable terms, including the Company's ability to successfully negotiate with lenders to refinance its senior bank debt prior to its maturity on July 2, 2002, the terms of any refinanced bank debt, restructured convertible preferred securities and/or newly issued equity, significant cost overruns on projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced restated financial statements, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                 Three Months Ended                Six Months Ended
                                             December 23,    December 24,     December 23,    December 24,
                                                 2001            2000             2001           2000
                                             ------------    ------------     ------------    ------------
Net sales                                       100.0%           100.0%           100.0%          100.0%

Cost of sales                                    80.0             81.2             79.5            82.0
                                             ------------    ------------     ------------    ------------
Gross profit                                     20.0             18.8             20.5            18.0

Operating expenses                               16.7             15.1             15.8            15.9
                                             ------------    ------------     ------------    ------------
Operating income                                  3.3              3.7              4.7             2.1

Interest expense                                  3.6              3.3              3.4             3.1

Dividends on Company-obligated,
mandatorily redeemable convertible
preferred securities of subsidiary DT
Capital Trust                                     1.7              1.0              1.5             1.1
                                             ------------    ------------     ------------    ------------

Loss before provision (benefit) for
income taxes                                     (2.0)            (0.6)            (0.2)           (2.1)

Provision (benefit) for income taxes             (0.7)             0.1             (0.1)           (0.5)
                                             ------------    ------------     ------------    ------------

Net loss                                         (1.3)%           (0.7)%           (0.1)%          (1.6)%
                                             ============    ============     ============    ============


                      THREE MONTHS ENDED DECEMBER 23, 2001
                COMPARED TO THREE MONTHS ENDED DECEMBER 24, 2000

The comparability of the operating results for the second quarters of fiscal 2002 and 2001 was affected by the sale of substantially all of the assets of Vanguard Technical Solutions in the third quarter of fiscal 2001, Detroit Tool Metal Products Co. (DTMP) and Scheu & Kniss in the first quarter of fiscal 2002, and Hansford Parts and Products (HPP) in the second quarter of fiscal 2002. The following table summarizes second quarter results for fiscal 2002, fiscal 2001 as reported, and fiscal 2001 pro forma, excluding the operating results of the divisions sold (in millions):


                                                      Three Months Ended
                            ----------------------------------------------------------------------
                                                December 24,                           Pro forma
                             December 23,           2000            Pro forma         December 24,
                                 2001           as reported        adjustments            2000
                             ------------       ------------       -----------        ------------
Net sales                    $       88.1       $      131.4       $     (10.9)       $      120.5

Gross profit                 $       17.6       $       24.7       $      (1.6)       $       23.1

Gross margin                         20.0%              18.8%             14.7%               19.2%

Operating expenses           $       14.7       $       19.9       $      (1.2)       $       18.7

Operating income             $        2.9       $        4.8       $      (0.4)       $        4.4

Operating margin                      3.3%               3.7%              3.7%                3.6%

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

Consolidated net sales for the three months ended December 23, 2001 were $88.1 million, a decrease of $43.3 million, or 33.0%, from $131.4 million for the three months ended December 24, 2000. Net sales by segment were as follows (in millions):

                            Three Months Ended    Three Months Ended
                             December 23, 2001    December 24, 2000     Decrease
                            ------------------    ------------------    --------
     Automation                  $   72.6             $    97.5         $  (24.9)

     Packaging                       15.2                  24.9             (9.7)

     Other                            0.3                   9.0             (8.7)
                                 --------             ---------         --------
                                 $   88.1             $   131.4         $  (43.3)
                                 ========             =========         ========

Automation segment sales decreased $24.9 million, or 25.5%, to $72.6 million during the three months ended December 23, 2001. The decrease in sales is a result of the softness in order activity across all markets over the prior 12-15 months. Automotive related sales decreased by approximately $24.0 million, or 54%, from the second quarter of fiscal 2001. Revenue related to a large capital spending program initiated in fiscal 2000 for the automotive related tire market was primarily recognized during fiscal 2000 and fiscal 2001 resulting in a $10.1 million decrease in automotive related sales in the second quarter of fiscal 2002. The remainder of the decline in automotive related sales can be attributed to the general softness in the economy that has restrained customer capital spending. Sales to the electronics market decreased approximately $11.0 million, or 28%, from the second quarter of 2001. The decrease in sales to the electronics market is a result of the unusually high level of capital programs recognized in revenues in fiscal 2001 within the electronics market. Partially offsetting the decreases in sales to our automotive related and electronics markets was an increase in sales recognized in the second quarter of fiscal 2002 to the heavy trucking and consumer products market.

Packaging segment sales decreased $9.7 million, or 38.8%, to $15.2 million during the three months ended December 23, 2001. The decrease relates primarily to lower sales of tablet packaging equipment to the pharmaceutical and nutritional markets and thermoforming equipment to the plastics packaging market attributable to reduced capital spending in these markets as a result of the economic downturn. Additionally, the sale of Scheu & Kniss in the first quarter of 2002 also contributed to a $1.5 million decrease in sales from the second quarter of fiscal 2001.

Sales from the Company's other businesses decreased $8.7 million as a result of the sale of substantially all of the assets of DTMP in the first quarter of fiscal 2002 and of HPP in the second quarter of fiscal 2002.

Gross profit decreased $7.1 million, or 28.6%, to $17.6 million for the three months ended December 23, 2001 from $24.7 million for the three months ended December 24, 2000. The gross margin increased to 20.0% from 18.8%. The decrease in gross profit reflects the effect of the $43.3 million decrease in sales. The increase in gross margin reflects steady margins in the Automation segment and improved gross margins in the Packaging segment. The gross margins in the Automation segment remained steady at 19.9% in the second quarter of fiscal 2002 as compared to 20.3% in the second quarter of fiscal 2001. Improved project performance was offset by unfavorable manufacturing overhead variances from the lower activity levels. Automation segment margins are expected to be impacted for the remainder of fiscal 2002 by lower capacity utilization. The Packaging segment margins increased to 19.9% in the second quarter of fiscal 2002 as compared to 16.6% in the second quarter of fiscal 2001. This improvement in gross margin in the second quarter of fiscal 2002 is a result of the fiscal 2001 restructurings, which reduced headcount and overhead costs, and a more favorable product mix.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

Selling, general and administrative (SG&A) expenses were $13.2 million for the three months ended December 23, 2001 compared to $19.9 million for the three months ended December 24, 2000. The $6.7 million decrease in SG&A expenses is primarily a result of the following items:

     o $1.8 million in non-recurring legal, professional, consulting and severance related expenses which were included in SG&A during the second quarter of fiscal 2001. These expenses were related to the investigations into the accounting errors discovered in fiscal 2000 at Kalish and Sencorp;

     o $1.3 million decrease in amortization as a result of the discontinuance of goodwill amortization in fiscal 2002. See discussion below regarding the adoption of the new accounting standard related to goodwill and intangible assets;

     o $1.2 million decrease in SG&A expenses in the second quarter of fiscal 2002 resulting from the sale of Vanguard, Scheu & Kniss, DTMP and HPP; and

     o $0.7 million recovery of accounts receivable in the second quarter of fiscal 2002. These receivables had been fully reserved in the fourth quarter of fiscal 2001.

The remaining variance can be primarily attributed to the savings resulting from the fiscal 2001 restructurings, including the sale of the corporate airplane and the reduction of administrative headcount.

SG&A expenses as a percentage of sales decreased slightly to 15.0% from 15.1% in the second quarter of fiscal 2002 and 2001, respectively.

During the second quarter of fiscal 2002, a restructuring charge of $1.5 million was recognized for additional severance costs associated with management changes and workforce reductions at several of our divisions as well as idle facility costs resulting from the consolidation of two Packaging segment divisions.

Operating income was $2.9 million for the three months ended December 23, 2001 versus $4.8 million for the three months ended December 24, 2000, as a result of the factors noted above.

Interest expense decreased $1.0 million, or 24.1%, to $3.2 million for the three months ended December 23, 2001 versus $4.2 million for the three months ended December 24, 2000. The decrease resulted from the lower outstanding borrowings as a result of the divestiture proceeds and lower working capital requirements. Dividends on the convertible preferred securities were $1.5 million and $1.4 million for the three months ended December 23, 2001 and December 24, 2000, respectively. The dividends are currently being deferred and accrued.

The income tax benefit for the three months ended December 23, 2001 reflected an effective tax rate of approximately 36%. The provision for income taxes for the three months ended December 24, 2000 reflected book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss was $1.1 million for the three months ended December 23, 2001 compared to a net loss of $0.9 million for the three months ended December 24, 2000. Basic and diluted losses per share were $(0.11) for the three months ended December 23, 2001 and $(0.09) for the three months ended December 24, 2000. Basic and diluted weighted average shares outstanding were 10.4 million shares for the three months ended December 23, 2001 and 10.1 million for the three months ended December 24, 2000.

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

The following table summarizes the effect of adoption of SFAS 142 on net income
(loss) and earnings (loss) per share (EPS):

                                                                For the three months ended
                                                          December 23, 2001    December 24, 2000
                                                          -----------------    -----------------
        Reported net loss                                 $          (1,108)   $            (929)
        Add back:  Goodwill amortization (net of tax)                    --                1,166
                                                          -----------------    -----------------
        Adjusted net income (loss)                        $          (1,108)   $             237
                                                          =================    =================

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                 $           (0.11)   $           (0.09)
        Add back:  Goodwill amortization (net of tax)                    --                 0.12
                                                          -----------------    -----------------
        Adjusted net income (loss)                        $           (0.11)   $            0.03
                                                          =================    =================

                       SIX MONTHS ENDED DECEMBER 23, 2001
                 COMPARED TO SIX MONTHS ENDED DECEMBER 24, 2000

The comparability of the operating results for the six months ended December 23, 2001 and the six months ended December 24, 2000 was affected by the sale of substantially all of the assets of Vanguard Technical Solutions, Scheu & Kniss, DTMP and HPP. The following table summarizes results for the six months ended December 23, 2001, results for the six months ended December 24, 2000 as reported, and the results for the six months ended December 24, 2000 pro forma, excluding the operating results of the divisions sold (in millions):


                                                      Six Months Ended
                            ----------------------------------------------------------------------
                                                December 24,                           Pro forma
                             December 23,           2000            Pro forma         December 24,
                                 2001           as reported        adjustments            2000
                             ------------       ------------       -----------        ------------
Net sales                    $      188.6       $      247.9       $     (21.8)       $      226.1

Gross profit                 $       38.6       $       44.7       $      (2.4)       $       42.3

Gross margin                         20.5%              18.0%             11.0%               18.7%

Operating expenses           $       29.7       $       39.6       $      (2.4)       $       37.2

Operating income             $        8.9       $        5.1       $        --        $        5.1

Operating margin                      4.7%               2.1%               --%                2.3%

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------

Consolidated net sales for the six months ended December 23, 2001 were $188.6 million, a decrease of $59.3 million, or 23.9%, from $247.9 million for the six months ended December 24, 2000. Net sales by segment were as follows (in millions):

                             Six Months Ended      Six Months Ended
                             December 23, 2001    December 24, 2000     Decrease
                            ------------------    ------------------    --------

     Automation                 $    154.1              $  181.9        $  (27.8)

     Packaging                        33.7                  47.7           (14.0)

     Other                             0.8                  18.3           (17.5)
                                ----------              --------        --------
                                $    188.6              $  247.9        $  (59.3)
                                ==========              ========        ========

Automation segment sales decreased $27.8 million, or 15.2%, to $154.1 million during the six months ended December 23, 2001. The decrease in sales is a result of the softness in order activity over the prior 12-15 months. Automotive related sales decreased by approximately $36.0 million, or 43%, from the six months ended December 24, 2000. Revenue related to a large capital spending program initiated in fiscal 2000 for the automotive related tire market was primarily recognized during fiscal 2000 and fiscal 2001 resulting in a $16.0 million decrease in automotive related sales in the six months of fiscal 2002. The remainder of the decline in automotive related sales can be attributed to the general softness in the economy that has restrained customer capital spending. Sales to the electronics market decreased approximately $9.0 million, or 14%, from the first six months of 2001. The decrease in sales to the electronics market is a result of the unusually high level of capital programs recognized in revenues in fiscal 2001 within the electronics market. Partially offsetting the decreases in sales to our automotive related and electronics market was a large order in the heavy trucking market, which generated approximately $15.0 million in sales and a $10.0 million increase in sales in our consumer products market.

Packaging segment sales decreased $14.0 million, or 29.4%, to $33.7 million during the six months ended December 23, 2001. The decrease relates primarily to lower sales of tablet packaging equipment to the pharmaceutical and nutritional markets and thermoforming equipment to the plastics packaging market attributable to reduced capital spending in these markets as a result of the economic downturn. The sale of Scheu and Kniss in the first quarter of fiscal 2002 resulted in a $2.9 million decrease in the Packaging segment sales.

Sales from the Company's other businesses decreased $17.5 million as a result of the sale of substantially all of the assets of DTMP in the first quarter of fiscal 2002 and of HPP in the second quarter of fiscal 2002.

Gross profit decreased $6.1 million, or 13.6%, to $38.6 million for the six months ended December 23, 2001 from $44.7 million for the six months ended December 24, 2000. The gross margin increased to 20.5% from 18.0%. The decrease in gross profit reflects the effect of the $59.3 million decrease in sales. The increase in gross margin reflects improved margins in both the Automation and Packaging segments. The gross margins in the Automation segment improved to 20.1% for the six months ended December 23, 2001 versus 18.8% for the six months ended December 24, 2000. Improved project performance was partially offset by unfavorable manufacturing overhead variances from the lower activity levels. The improved project performance resulted from higher margins in the electronics market gained from manufacturing efficiencies in the production of duplicate systems. Automation segment margins are expected to be impacted for the remainder of fiscal 2002 by lower capacity utilization. The Packaging segment margins increased to 22.2% for the six months ended December 23, 2001 versus 18.2% for the six months ended December 24, 2000. This improvement in gross margin for the six months of fiscal 2002 is a result the fiscal 2001 restructurings which reduced headcount and overhead costs and a more favorable product mix.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------


SG&A expenses decreased to $28.2 million for the six months ended December 23, 2001 from $39.6 million for the six months ended December 24, 2000. The $11.4 million decrease in SG&A expenses is primarily a result of the following items:

      o $2.6 million decrease in amortization as a result of the discontinuance of goodwill amortization in fiscal 2002. See discussion below regarding the adoption of the new accounting standard related to goodwill and intangible assets;

      o $2.4 million decrease in SG&A expenses resulting from the sale of Vanguard in the third quarter of fiscal 2001, Scheu & Kniss and DTMP in the first quarter of fiscal 2002 and HPP in the second quarter of fiscal 2002.

      o $0.7 million recovery of accounts receivable in the second quarter of fiscal 2002. These receivables had been fully reserved in the fourth quarter of fiscal 2001;and

      o $1.8 million in non-recurring legal, professional, consulting and severance related expenses, which were included SG&A in the first six months of fiscal 2001 related to the investigations into the accounting errors discovered in fiscal 2000 at Kalish and Sencorp.

The remaining variance can be primarily attributed to the savings resulting from the fiscal 2001 restructurings, including the sale of the corporate airplane and the reduction of administrative headcount.

SG&A expenses as a percentage of sales decreased to 14.9% for the six months ended December 23, 2001 from 16.0% for the six months ended December 24, 2000, due to the reasons set forth above.

During the second quarter of fiscal 2002, a restructuring charge of $1.5 million was recognized for additional severance costs associated with management changes and workforce reductions at several of our divisions as well as idle facility costs resulting from the consolidation of two Packaging segment divisions.

Operating income increased $3.8 million, or 74.8%, to $8.9 million for the six months ended December 23, 2001 from $5.1 million for the six months ended December 24, 2000, as a result of the factors noted above.

Interest expense decreased $1.3 million, or 17.1%, to $6.4 million for the six months ended December 23, 2001 from $7.7 million for the six months ended December 24, 2000. The decrease resulted from the lower outstanding borrowings as a result of the divestiture proceeds and additional debt paydowns. Dividends on the convertible preferred securities were $2.9 million and $2.7 million for the six months ended December 23, 2001 and December 24, 2000, respectively. The dividends are currently being deferred and accrued.

The provision for income taxes for the six months ended December 23, 2001 and December 24, 2000 reflected an effective tax rate of approximately 35% and 24%. The provision for income taxes for the six months ended December 24, 2000 reflected book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss decreased $3.9 million to $0.2 million for the six months ended December 23, 2001 from $4.1 million for the six months ended December 24, 2000. Basic and diluted losses per share were $(0.02) for the six months ended December 23, 2001 compared to basic and diluted losses per share of $(0.40) for the six months ended December 24, 2000, respectively. Basic and diluted weighted average shares outstanding were 10.4 million for the six months ended December 23, 2001 and 10.1 million for the six months ended December 24, 2000.

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

The following table summarizes the effect of adoption of SFAS 142 on net income
(loss) and earnings (loss) per share (EPS):

                                                                  For the six months ended
                                                          December 23, 2001     December 24, 2000
                                                          -----------------     -----------------
        Reported net loss                                 $      (249)          $     (4,053)
        Add back:  Goodwill amortization (net of tax)              --                  2,370
                                                          -----------------     -----------------
        Adjusted net loss                                 $      (249)          $     (1,683)
                                                          =================     =================

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                 $     (0.02)          $      (0.40)
        Add back:  Goodwill amortization (net of tax)              --                   0.24
                                                          -----------------     -----------------
        Adjusted net loss                                 $     (0.02)          $      (0.16)
                                                          =================     =================


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $11.0 million for the six months ended December 23, 2001 was primarily a result of net decreases in working capital. The lower working capital balances primarily reflect decreased costs and earnings in excess of amounts billed (CIE), decreased inventories and higher customer advances, partially offset by increased accounts receivable and lower accounts payable. The working capital balances generally reflect the lower business levels and the later stages of completion for projects currently being manufactured. The decrease in CIE and inventories is primarily in the Automation segment and reflects the overall decreased project activity. The higher accounts receivable balances are caused by the timing of customer progress billings. Accounts payable decreased from the balance at June 24, 2001 largely due to the decrease in Automation segment work in process in the first six months of fiscal 2002.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the six months ended December 23, 2001, the Company made $26.6 million in payments under its senior credit facility and other agreements. The proceeds from the assets sales in fiscal 2002 of $18.8 million and the $6.1 million decrease in working capital provided the funding for the reduction in outstanding borrowings during the six months ended December 23, 2001. The Company paid $2.8 million in financing costs during the six months ended December 23, 2001 as a result of the extension of the credit facility in August 2001 and made capital expenditures of $0.9 million.

Management currently anticipates that capital expenditures in fiscal 2002 will be in the range of $4 to $6 million. This primarily consists of recurring replacement or refurbishment of machinery and equipment. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

During the six months ended December 24, 2000 the Company borrowed $19.5 million on its revolving credit facility. The funds were used primarily for working capital requirements, capital expenditures of $1.8 million and financing costs of $0.8 million.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22
--------------------------------------------------------------------------------

The Company's senior credit facility includes a $99.2 million revolving credit facility and a $7.6 million term credit facility and matures on July 2, 2002. Borrowings under the credit facility were subject to interest at floating rates based on the prime rate plus 3% for domestic borrowings and the Eurodollar rate plus 6% on foreign currency borrowings through December 31, 2001. Effective December 31, 2001, the prime rate increment increased to 3.5% and the Eurodollar rate increment increased to 6.5%. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. Total borrowing availability under the credit facility as of December 23, 2001 was $6.6 million.

As a result of its financial performance in the second quarter of fiscal 2002, the Company is in default of the minimum trailing twelve-month EBITDA and maximum funded debt to EBITDA financial covenants under its senior credit agreement and another agreement. The Company has obtained a temporary waiver from its lenders of such defaults and expects to obtain from its lenders a permanent waiver of such defaults. If, however, the Company fails to obtain a permanent waiver of such defaults, the lenders could accelerate their debt, $80.3 million of which was outstanding as of January 30, 2002 under the senior credit agreement, due to such defaults. If the lenders were to accelerate their indebtedness, there can be no assurance that the Company would be able to locate alternative sources of financing.

In August 2001, the Company extended the senior credit facility to July 2, 2002 through an amendment to the term and revolving loan agreements. The amended agreement requires the following principal pre-payments on the term and revolving loan agreements:

      o $35.5 million in scheduled principal pre-payments from August 2001 through June 2002;

      o the use of 80-100% of the proceeds from the sale of assets by the Company's or its subsidiaries to reduce the principal balance of the term and revolving loan agreements; and

      o the use of 30% of the cash receipts of a specified contract to reduce the principal balance of the term and revolving loan agreements, estimated to be approximately $8.5 million assuming the contract cash receipts are received in fiscal 2002.

To date, the Company has made all required payments under the amended agreement. As of January 30, 2002, the Company's total commitment under the term and revolving senior credit facility that expires on July 2, 2002 was approximately $101.0 million.

Because the Company's credit facility matures within twelve months, borrowings of $97.2 million under this facility have been presented within current liabilities in the Company's December 23, 2001 consolidated balance sheet. To meet its liquidity needs, the Company is, as previously disclosed in the Company's most recent Form 10-K and previous Form 10-Q, engaged in active discussions to refinance its senior credit facility that expires on July 2, 2002. As part of this refinancing, the Company is also actively exploring restructuring its Convertible Preferred Securities and raising additional equity. The Company expects to consummate this refinancing prior to the maturity of the senior credit facility on July 2, 2002. However, there can be no assurance that such refinancing will be completed by this date due to a number of factors, including the Company's operating performance, general economic conditions and market conditions.

The Company has implemented various cash management initiatives, including, among other things, a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, and accelerated payment terms from customers. As discussed earlier, the Company sold substantially all of the net assets of Scheu & Kniss, DTMP, and HPP during the first two quarters of fiscal 2002 for aggregate net cash proceeds of $18.8 million. The Company was pursuing the sale of the Stokes division, a product line of the Packaging segment, and the possible sale/leaseback of various owned properties. Due primarily to the current economic situation, the Company was not able to complete the planned sale of the Stokes division and is no longer actively pursuing the sale of the business. The Company continues to pursue the sale of the Packaging product line and the sale/leaseback of various owned properties.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 23
--------------------------------------------------------------------------------

In January 2002, the Company announced the integration of three automation segment divisions into the newly formed Precision Assembly division. As part of the integration of these divisions, the Company will close its Hansford facility in Rochester, New York. The closure is expected to be completed by the end of April 2002 and result in a $4.0 million restructuring charge in the third quarter. Additionally, in the first quarter of fiscal 2002 the Company announced the consolidation of two divisions within each of the Automation and Packaging business segments. One of the packaging facilities was closed in the second quarter of fiscal 2002. The integration of these complementary businesses continues the Company's ongoing strategy to improve capacity utilization and productivity and is expected to provide combined annual savings of approximately $4.5 to $5.0 million.

In conjunction with an amendment to the credit facility in September 1999, the Company elected to defer interest payments on its convertible junior subordinated debentures. The credit facility requires that the deferral continue until the maturity of the credit facility. As a result, quarterly distributions on the Convertible Preferred Securities are also being deferred and DTI is not declaring or paying any dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $13.6 million have been deferred and accrued as of December 23, 2001 and are included in the principal amount of the securities.

Based on its ability to generate funds from operations and thereby increase the availability of funds under its current credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating, capital expenditure, interest and debt pre-payment requirements through the remainder of fiscal 2002 if it is able to avoid acceleration of the maturity of its senior bank debt by obtaining a permanent waiver of its current default under the financial covenants described above. If the Company is not able to satisfy its liquidity needs by consummating a refinancing prior to maturity of its senior bank debt on July 2, 2002, the Company will not be able to conduct its business as currently anticipated after that date and there will be a significant adverse impact on the Company's operating results and financial condition.


BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of December 23, 2001, the Company had $151.4 million of orders in backlog, which compares to a backlog of approximately $306.5 million as of December 24, 2000.

The backlog for the Automation segment at December 23, 2001 was $128.1 million, which decreased $136.3 million, or 51.5%, from a year ago. The decrease in backlog reflects the unusually high backlog of orders of automation systems at December 24, 2000 from key electronics and tire markets. The Company has not been able to replace this work with the current economic conditions affecting most of its other markets. The Company remains cautious about order expectations for the remainder of fiscal 2002. Backlog for the Packaging segment was $23.3 million, a decrease of $9.2 million, or 28.4%, over the comparable period in fiscal 2001. The decrease in backlog is primarily due to the soft order activity for tablet packaging equipment and plastics thermoforming equipment in the first six months of fiscal 2002 and the sale of Scheu & Kniss. The sales of DTMP and HPP also resulted in a $9.6 million decrease in backlog for Other businesses.

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

DT INDUSTRIES, INC.

PART II. OTHER INFORMATION
PAGE 25
--------------------------------------------------------------------------------

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

Since the end of the fiscal year ended June 24, 2001, there have been no material developments in previously reported legal proceedings other than as follows:

On October 4, 2001, the Federal District Court for the Western District of Missouri granted the Company's motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. On January 25, 2002, the plaintiffs filed their Second Consolidated Class Action Complaint thereby reviving the Securities Action.

The Company intends to defend the Securities Action vigorously. While it is not feasible to predict or determine the final outcome of the Securities Action or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes the Company and its officers and directors have adequate liability insurance to cover the liabilities, costs and expenses arising out of the Securities Action, although there can be no assurance that the insurance proceeds will be adequate to cover any such losses. Further, there can be no assurance that an adverse income with respect to the Securities Action will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, above.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 2001, the Annual Meeting of the Stockholders of DTI was held, at which the following matters were voted upon:

1. Election of Directors. Each of the following nominees received the number of votes set forth opposite his name:

                                                           FOR         WITHHELD
                                                       -----------    ----------
        Class II                Lee M. Liberman          6,616,161     3,145,228
        (term expires 2004)     Stephen J. Perkins       8,905,253       856,136

2. Ratification of Appointment of Accountants for the fiscal year ending June 30, 2002. The vote to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending June 30, 2002 was 8,578,211 for, 1,178,802 against and 4,376 abstaining.

DT INDUSTRIES, INC.

PART II. OTHER INFORMATION
PAGE 26
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None


         (b)      Reports on Form 8-K:

                  On November 6, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, Regulation FD Disclosure regarding guidance in connection with the Company's expected financial performance.

                  On November 1, 2001, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the three months ended September 23, 2001.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DT INDUSTRIES, INC.




Date: February 6, 2002                        /s/ John M. Casper
                                       -----------------------------------
                                                   (Signature)
                                       John M. Casper
                                       Senior Vice President, Finance and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)