Form 10-Q
period 2002-03-24
DT INDUSTRIES INC
filed 2002-05-08
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                   March 24, 2002
                               ------------------------------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              44-0537828
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)



                    907 West Fifth Street, Dayton, Ohio 45407
-------------------------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)



                                 (937) 586-5600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
                       (2) has been subject to such filing
                       requirements for the past 90 days.
                            Yes ___X___   No _______

                 The number of shares of Common Stock, $0.01 par
                   value, of the registrant outstanding as of
                           May 3, 2002 was 10,387,274.

DT INDUSTRIES, INC.

INDEX
PAGE 1
-------------------------------------------------------------------------------


                                                                                                 Page
                                                                                                 Number
Part I       Financial Information

             Item 1.       Financial Statements (Unaudited)

                           Consolidated Balance Sheets at March 24, 2002
                              and June 24, 2001                                                        2

                           Consolidated Statement of Operations for the three and
                              nine months ended March 24, 2002 and March
                              25, 2001                                                                 3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the nine months ended March 24,
                              2002                                                                     4

                           Consolidated Statement of Cash Flows for the nine
                              months ended March 24, 2002 and March
                              25, 2001                                                                 5

                           Notes to Consolidated Financial Statements                               6-17

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  18-29

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                                    30

Part II      Other Information

             Item 1.       Legal Proceedings                                                          30

             Item 3.       Defaults Upon Senior Securities                                            30

             Item 6.       Exhibits and Reports on Form 8-K                                           31

Signatures

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------


                                                                   March 24,    June 24,
                                                                     2002         2001
                                                                   ---------    --------
ASSETS

Current assets:

     Cash and cash equivalents                                    $   5,195    $   5,505

     Accounts receivable, net                                        56,262       70,774

     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                51,383       92,000

     Inventories, net                                                30,570       40,865

     Deferred income taxes                                           14,935        7,862

     Prepaid expenses and other                                       2,556        4,635
                                                                  ---------    ---------

          Total current assets                                      160,901      221,641

Property, plant and equipment, net                                   43,164       62,463

Goodwill, net                                                       123,804      123,767

Other assets, net                                                     5,319        6,830
                                                                  ---------    ---------

                                                                  $ 333,188    $ 414,701
                                                                  =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Senior secured term and revolving
     credit facility (Note 4)                                     $  68,836    $  35,500

     Current portion of long-term debt                                  426          651

     Accounts payable                                                18,753       40,917

     Customer advances                                               34,466       25,651

     Accrued liabilities                                             34,530       37,143
                                                                  ---------    ---------

          Total current liabilities                                 157,011      139,862
                                                                  ---------    ---------

Senior secured term and revolving credit facility (Note 4)               --       89,643

Other long-term debt                                                  6,648        6,928

Other long-term liabilities                                           3,474        3,778
                                                                  ---------    ---------

          Total long-term obligations                                10,122      100,349
                                                                  ---------    ---------


Commitments and contingencies (Note 10)

Company-obligated, mandatorily redeemable
convertible preferred securities of
subsidiary DT Capital Trust holding
solely convertible junior subordinated
debentures of the Company                                            85,085       80,652
                                                                  ---------    ---------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares
          authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares
          authorized; 10,387,274 and 10,337,274 shares
          outstanding, at March 24, 2002 and June 24,
          2001, respectively                                            113          113

     Additional paid-in capital                                     126,824      127,853

     Accumulated deficit                                            (19,968)      (6,965)

     Cumulative translation adjustment                               (2,327)      (2,058)

     Unearned portion of restricted stock                              (604)        (661)

Less -
     Treasury stock (988,488 and 1,038,488 shares at
        March 24, 2002 and June 24,
        2001, respectively), at cost                                (23,068)     (24,444)
                                                                  ---------    ---------

          Total stockholders' equity                                 80,970       93,838
                                                                  ---------    ---------

                                                                  $ 333,188    $ 414,701
                                                                  =========    =========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------


                                                Three months ended                        Nine months ended

                                           March 24,            March 25,            March 24,           March 25,
                                             2002                 2001                 2002                 2001
                                         ------------         ------------         ------------         ------------
Net sales                                $     60,184         $    123,965         $    248,772         $    371,841

Cost of sales                                  49,712              103,371              199,701              306,567
                                         ------------         ------------         ------------         ------------

Gross profit                                   10,472               20,594               49,071               65,274

Selling, general and
   administrative expenses                     14,086               19,456               42,278               59,052

Restructuring charges (Note 11)                 8,508                   --               10,029                   --

Net loss on disposal of assets                     --                  558                   --                  558
                                         ------------         ------------         ------------         ------------

Operating income (loss)                       (12,122)                 580               (3,236)               5,664

Interest expense                                3,006                3,776                9,371               11,455

Accrued dividends on Company-
   obligated, mandatorily
   redeemable convertible
   preferred securities of
   subsidiary DT Capital Trust
   holding solely convertible
   junior subordinated debentures
   of the Company, at 7.16%
   per annum                                    1,528                1,387                4,433                4,095
                                         ------------         ------------         ------------         ------------

Loss before benefit for
   income taxes                               (16,656)              (4,583)             (17,040)              (9,886)

Benefit for income taxes                       (3,902)              (1,149)              (4,037)              (2,399)
                                         ------------         ------------         ------------         ------------

Net loss                                 $    (12,754)        $     (3,434)        $    (13,003)        $     (7,487)
                                         ============         ============         ============         ============

Net loss per common share:

   Basic                                 $      (1.23)        $      (0.34)        $      (1.25)        $      (0.74)

   Diluted                               $      (1.23)        $      (0.34)        $      (1.25)        $      (0.74)
                                         ============         ============         ============         ============

Weighted average common
  shares outstanding:

      Basic                                10,387,274           10,154,163           10,371,706           10,129,995

      Diluted                              10,387,274           10,154,163           10,371,706           10,129,995
                                         ============         ============         ============         ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 24, 2002
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------


                                                Accumulated                                              Unearned
                                                   other                      Additional                portion of
                                 Accumulated    comprehensive       Common      paid-in    Treasury     restricted
                                   deficit          loss            stock       capital      stock         stock         Total
                                 -----------    -------------     ---------   -----------  ---------    ----------       ------
Balance, June 24, 2001           $   (6,965)      $(2,058)        $     113     $ 127,853   $ (24,444)      (661)       $ 93,838

Comprehensive loss:

   Net loss                         (13,003)

   Foreign currency translation                      (269)

      Total comprehensive loss                                                                                           (13,272)

Issuance of 50,000 shares of
    restricted stock                                                               (1,064)      1,376       (312)          --

Amortization of earned portion
   of restricted stock                                                                                       369             369

Payment on stock subscriptions
   receivable                                                                          35                                     35
                                 ----------       -------         ---------     ---------   ---------      -----        --------

Balance, March 25,               $  (19,968)      $(2,327)        $     113     $ 126,824   $ (23,068)     $(604)       $ 80,970
                                 ==========       =======         =========     =========   =========      =====        ========


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------


                                                                           Nine Months Ended
                                                                      March 24,         March 25,
                                                                        2002             2001
                                                                     -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $(13,003)        $ (7,487)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

     Depreciation                                                        4,827            7,243

     Amortization                                                        2,503            5,311

     Deferred income tax provision                                      (3,262)              --

     Loss on disposal of assets and asset write-downs                    2,875              558

     Other                                                                 370               --

(Increase) decrease in current assets,
excluding the effect of dispositions:

     Accounts receivable                                                 9,105            6,745

     Costs and earnings in excess of amounts billed                     40,617          (14,367)

     Inventories                                                         4,374          (15,739)

     Prepaid expenses and other                                          2,384           (3,774)

Increase (decrease) in current liabilities, excluding the effect of dispositions:

     Accounts payable                                                  (18,286)            (774)

     Customer advances                                                   8,894           19,178

     Accrued liabilities and other                                      (3,021)          (2,657)
                                                                      --------         --------

     Net cash provided (used) by operating activities                   38,377           (5,763)
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the sale of assets                                   18,875            2,008

     Capital expenditures                                               (1,673)          (2,649)
                                                                      --------         --------

     Net cash provided (used) by investing activities                   17,202             (641)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings from revolving loans                               (53,643)           3,791

     Payments on borrowings                                             (3,896)          (1,611)

     Deferral of dividends on convertible preferred securities           4,433            4,095

     Financing costs                                                    (3,193)          (1,160)

     Net proceeds from equity transactions                                  35               72
                                                                      --------         --------

     Net cash provided (used) by financing activities                  (56,264)           5,187
                                                                      --------         --------

Effect of exchange rate changes                                            375             (604)
                                                                      --------         --------

Net decrease in cash                                                      (310)          (1,821)

Cash and cash equivalents at beginning of period                         5,505            8,705
                                                                      --------         --------

Cash and cash equivalents at end of period                            $  5,195         $  6,884
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

         During the second quarter of fiscal 2002, the Company changed its policy regarding the classification of unpaid progress billings on the balance sheet. Under the new policy, unpaid progress billings are now included in accounts receivable but were previously included in costs and estimated earnings in excess of amounts billed on uncompleted contracts on the balance sheet. As a result of this change in policy, a reclassification of $25,859 was made to the June 24, 2001 balance sheet which increased accounts receivable and decreased costs and estimated earnings in excess of amounts billed on uncompleted contracts. Certain other reclassifications have been made to prior year financial statements for comparative purposes. These reclassifications had no effect on net loss.

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

3.       ASSET SALES

         During the nine months ended March 24, 2002, the Company sold substantially all of the assets of three business units. The following table summarizes certain information regarding these sales:

                                                                            NET
                                                                            CASH          LOSS
         DATE OF SALE                      BUSINESS                       PROCEEDS     ON DISPOSAL
         ----------------    --------------------------------------       --------     -----------

         June 2001           Detroit Tool Metal Products Co. (DTMP)        $14,250        $(1,618)

         July 2001           Scheu & Kniss                                   3,939         (6,200)

         October 2001        Hansford Parts and Products (HPP)                 622             --
                                                                           -------        -------

                                                                           $18,811        $(7,818)
                                                                           =======        =======


         The losses associated with the sale of these business units were recognized in the fourth quarter of fiscal 2001. The combined net sales of DTMP and HPP (Other business segment) for the three and nine months ended March 25, 2001 were $8,874 and $27,183, respectively. The combined operating profit for DTMP and HPP for the three and nine months ended March 25, 2001 was $144 and $878, respectively. The net sales of Scheu & Kniss (Packaging business

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------


         segment) for the three and nine months ended March 25, 2001 were $1,394 and $4,177, respectively. The operating income (loss) for Scheu & Kniss for the three and nine months ended March 25, 2001 was $40 and $(22), respectively.

         In March 2001, the Company completed the sale of substantially all of the assets of Vanguard Technical Solutions, Inc., a wholly-owned subsidiary of DT Industries, Inc., for $523. The loss on the sale, including the write-off of certain remaining assets, was $1,152. The Company also sold its corporate airplane in January 2001 for $1,465 recording a gain of $640.

4.       FINANCING

         As of March 24, 2002 and June 24, 2001, long-term debt consisted of the following:


                                                                       March 24,       June 24,
                                                                         2002            2001
                                                                       ---------       --------
         Term and revolving loans under senior credit facility:

              Term loan                                                $  6,919        $  9,888

              Revolving loans                                            61,917         115,255

         Foreign currency denominated debt                                1,882           1,459

         Other long-term debt                                             5,192           6,120
                                                                       --------        --------

         Total debt                                                      75,910         132,722

         Less - senior credit facility maturing July 2, 2002             68,836          35,500

         Less - current portion of other long-term debt                     426             651
                                                                       --------        --------

         Long-term debt                                                $  6,648        $ 96,571
                                                                       ========        ========

         The Company's senior credit facility includes an $89,944 revolving credit facility and a $6,919 term credit facility and matures on July 2, 2002. Borrowings under the credit facility were subject to interest at floating rates based on the prime rate plus 3% for domestic borrowings and the Eurodollar rate plus 6% on foreign currency borrowings through December 31, 2001. Effective December 31, 2001, the prime rate increment increased to 3.5% and the Eurodollar rate increment increased to 6.5%. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries.

         As a result of its financial performance in the second and third quarters of fiscal 2002, the Company was in default of certain financial covenants under its senior agreement and another agreement. The Company obtained a temporary waiver from its lenders which waived these covenant defaults for the second and third quarter of fiscal 2002 through May 15, 2002. The waiver limited the borrowing availability on the revolving credit facility to $83,000. The total borrowing availability under the credit facility as of March 24, 2002 was $18,061.

         In August 2001, the Company extended the senior credit facility to July 2, 2002 through an amendment to the term and revolving loan agreements. The amended agreement requires $35.5 million in scheduled principal pre-payments from August 2001 through June 2002 as well as the use of 30% of the cash receipts of a specified contract to reduce the principal balance of the term and revolving loan agreements, estimated to be approximately $8.5 million assuming the contract cash receipts are received in fiscal 2002. To date, the Company has made all required payments under the amended agreement.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
--------------------------------------------------------------------------------

         Subsequent to March 24, 2002, the Company and its lenders reached an agreement-in-principle with respect to an amendment to its existing credit facility that, among other things, will extend the maturity of the agreement through July 2, 2004. The amendment will not become effective until the Company completes the other components of its recapitalization plan. The lenders have agreed-in-principle to waive the financial covenant defaults until the amendment becomes effective. The Company expects to execute an amendment reflecting such agreement in the next few days. See Note 13, Subsequent Events.

         If, however, the Company fails to complete its recapitalization plan by July 2, 2002, and the senior credit facility expires as currently scheduled on such date, the Company will not have sufficient cash to satisfy its obligations under the credit facility, will not be able to continue its operations as currently anticipated after that date and may need to file for bankruptcy protection under Chapter 11 of the Bankruptcy Code in order to continue operations with minimal disruption and preserve the value of its assets.

5. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

         On June 12, 1997, the Company completed a private placement to institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The securities represent undivided beneficial ownership interests in the Trust. The sole asset of the Trust is the $72,165 aggregate principal amount of the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 of the Company, which were acquired by the Trust with the proceeds from the offering as well as the sale of Common Securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share, are redeemable at DTI's option after June 1, 2000 and are mandatorily redeemable in 2012. The net proceeds of the offering of approximately $67,750 were used by DTI to retire indebtedness. The Company elected in September 1999 to defer interest payments on the Convertible Junior Subordinated Debentures for up to five years. As a result, quarterly distributions on the Convertible Preferred Securities have also been deferred and DTI will not declare or pay dividends on its common stock. Dividends on the Convertible Preferred Securities in the amount of $15,085 have been deferred and accrued as of March 24, 2002 and are included in the principal amount of the securities. Subsequent to March 24, 2002, the Company reached agreements-in-principle with the holders of the Convertible Preferred Securities to reduce the outstanding obligation by $50,085 through an exchange of a portion of the Convertible Preferred Securities (and related Convertible Junior Subordinated Debentures) for common stock, and to amend the terms of the Convertible Preferred Securities (and related Convertible Junior Subordinated Debentures) that remain outstanding. The consummation of this transaction is subject to stockholder approval of the common stock issuance and completion of the other components of the Company's recapitalization plan. The Company expects to execute documentation reflecting such agreement in the next few days. See Note 13, Subsequent Events.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------


6.       BUSINESS SEGMENTS

         In March 2002, the Company announced that it will re-align itself into four business segments defined by process capability and technology. The four segments are Precision Assembly, Assembly and Test, Packaging Systems and Material Processing. The new structure is expected to allow the Company to streamline product offerings, capitalize on combined strength of units, reduce overlap in the marketplace and improve capacity utilization. The Company currently is in the process of implementing its integration plan and completing the systems required to provide, analyze and review operation results for current and historical periods by the newly defined segments. See Note 11 for details of the integration plan. Management expects to begin reporting based on the four business segments in the first quarter for the fiscal year ending June 29, 2003.

         Financial information for the Company's current reportable segments consisted of the following:

                                              Three Months Ended              Nine Months Ended
                                         March 24,       March 25,        March 24,       March 25,
                                           2002            2001             2002            2001
                                         ---------       ---------        ---------      ----------

         Net sales

            Automation                    $ 46,742        $ 95,409        $200,881        $277,277

            Packaging                       13,442          19,682          47,099          67,381

            Other                               --           8,874             792          27,183
                                          --------        --------        --------        --------

                Consolidated total        $ 60,184        $123,965        $248,772        $371,841
                                          ========        ========        ========        ========

         The reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes consisted of the following:

                                                    Three Months Ended                Nine Months Ended

                                                 March 24,       March 25,       March 24,        March 25,
                                                   2002            2001            2002             2001
                                                 ---------       ---------       ---------        ---------

         Automation                             $ (5,673)        $  4,422         $  5,602         $ 16,673

         Packaging
                                                  (5,397)          (2,041)          (5,944)          (4,605)
                                                --------         --------         --------         --------

            Operating income (loss)  for
               reportable segments               (11,070)           2,381             (342)          12,068

         Operating income (loss) for
               other businesses                       --              144             (723)             878

         Corporate                                (1,052)          (1,945)          (2,171)          (7,282)

         Interest expense                         (3,006)          (3,776)          (9,371)         (11,455)

         Accrued dividends on
            Company-obligated,
            mandatorily redeemable
            convertible preferred
            securities                            (1,528)          (1,387)          (4,433)          (4,095)
                                                --------         --------         --------         --------

         Consolidated loss
            before income taxes                 $(16,656)        $ (4,583)        $(17,040)        $ (9,886)
                                                ========         ========         ========         ========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------


Included in operating income (loss) are the following unusual items:


                                              Three Months        Three Months         Nine Months         Nine Months
         Segment/                           Ended March 24,      Ended March 25,     Ended March 24,      Ended March 25,
         Unusual Item                             2002                2001                2002                 2001
         --------------------------------- ----------------      ---------------     ---------------      ---------------

         AUTOMATION:
         Restructuring charges                    $ 5,033            $    --             $ 6,254            $    --
         Loss on sale of net assets of
         Vanguard Technical Solutions                  --              1,152                  --              1,152

         PACKAGING:
         Restructuring charges                      3,475                 --               3,775                 --
         Loss on disposal of assets                    --                 46                  --                 46

         CORPORATE
         Gain on sale of corporate
            airplane                                   --               (640)                 --               (640)

         Non-recurring legal,
            professional, and
            severance costs                            --                800                  --              2,600


7.       SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                                         March 24, 2002         June 24, 2001
                                                                         --------------         -------------

         Inventories, net:

              Raw materials                                                 $ 20,450             $ 26,778

              Work in process                                                 11,969               18,549

              Finished goods                                                   3,004                6,090

              Less provision for excess and obsolete inventories              (4,853)             (10,552)
                                                                            --------             --------

                                                                            $ 30,570             $ 40,865
                                                                            ========             ========

         Accrued liabilities:

              Accrued employee compensation and benefits                    $ 11,986             $ 13,570

              Accrued warranty                                                 3,076                3,244

              Restructuring accrual                                            7,358                2,879

              Other                                                           12,110               17,450
                                                                            --------             --------

                                                                            $ 34,530             $ 37,143
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

         At March 24, 2002, the Company had one amortized intangible asset. This asset is unpatented technology and the gross carrying amount and accumulated amortization at March 24, 2002 were $576 and $279, respectively.

         The amortization expense related to the intangible asset was $29 and $87 for the three and nine months ended March 24, 2002, respectively, as well as for the three and nine months ended March 25, 2001. Amortization expense is expected to be $116 for each of the fiscal years 2002, 2003, 2004 and $44 for fiscal year 2005. The intangible asset is held by a foreign subsidiary and the gross carrying amount, accumulated amortization and amortization expense will vary depending on the prevailing foreign currency exchange rate.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12
--------------------------------------------------------------------------------


         The changes in the carrying amount of goodwill for the nine months ended March 24, 2002 are as follows:

                                                 Automation           Packaging
                    Goodwill                      Segment              Segment               Total
        ----------------------------------    -----------------    -----------------    -----------------
        Balance as of June 24, 2001           $      95,458        $      28,309        $     123,767

        Foreign currency translation                     52                  (15)                  37
                                              -----------------    -----------------    -----------------
        Balance as of March 24, 2002          $      95,510        $      28,294        $     123,804
                                              =================    =================    =================

         The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company. During the fourth quarter of the fiscal year ended June 24, 2001, management determined that the goodwill recorded for certain subsidiaries had been impaired and recorded an impairment charge of $38,219. The write-down of goodwill was primarily a result of a continued decline in the financial results of certain subsidiaries and management assumptions regarding future performance and strategic planning. The Company calculated the present value of expected cash flows to determine the fair value of the subsidiaries using a discount rate of 12%, which represents the weighted average cost of capital. Included in the goodwill write-down was a full impairment charge of $5,943 related to the Stokes division. This charge was based on a sales price outlined in a letter of intent to sell such division, which established fair value of the division based on a current transaction. The net loss on the disposal of Scheu & Kniss included a full impairment of the related goodwill of $5,018. Management will assess the recoverability of the carrying value of goodwill in the fourth quarter of fiscal 2002.

         The following table summarizes the effect of adoption of SFAS 142 on net loss and loss per share:

                                                                  For the three months ended
                                                             March 24, 2002            March 25, 2001
                                                          --------------------    ----------------------

        Reported net loss                                 $       (12,754)        $            (3,434)

        Add back:  Goodwill amortization (net of tax)                   -                       1,169
                                                          --------------------    ----------------------
        Adjusted net loss                                 $       (12,754)        $            (2,265)
                                                          ====================    ======================

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                 $         (1.23)        $             (0.34)

        Add back:  Goodwill amortization (net of tax)                   -                        0.12
                                                          --------------------    ----------------------
        Adjusted net loss                                 $         (1.23)        $             (0.22)
                                                          ====================    ======================


                                                                  For the nine months ended
                                                            March 24, 2002           March 25, 2001
                                                          --------------------    ----------------------

        Reported net loss                                 $       (13,003)         $          (7,487)

        Add back:  Goodwill amortization (net of tax)                   -                      3,539
                                                          --------------------    ----------------------
        Adjusted net loss                                 $       (13,003)         $          (3,948)
                                                          ====================    ======================

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                 $         (1.25)         $          ( 0.74)

        Add back:  Goodwill amortization (net of tax)                   -                       0.35
                                                          --------------------    ----------------------
        Adjusted net loss                                 $         (1.25)         $           (0.39)
                                                          ====================    ======================

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

         Since the end of the fiscal year ended June 24, 2001, there have been no material developments in previously reported legal proceedings other than as follows:

         On October 4, 2001, the Federal District Court for the Western District of Missouri granted the Company's motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. On January 25, 2002, the plaintiffs filed their Second Consolidated Class Action Complaint thereby reviving the Securities Action. The Company and the individual defendants filed a motion to dismiss this Second Consolidated Class Action Complaint on March 11, 2002.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14
--------------------------------------------------------------------------------


11.      RESTRUCTURING RESERVE

         FISCAL 2002 RESTRUCTURING

         During the third quarter of fiscal 2002, the Company announced its integration plan, including the closure of four manufacturing facilities as outlined below which resulted in $8,508 of restructuring charges:

          - Closure of its Rochester, New York facility by June 30, 2002 and the transfer of the customer base of this facility primarily to its Dayton, Ohio facility;
          - Combination of its manufacturing operations in Montreal, Canada with its Leominister, Massachusetts manufacturing operation into a special purpose facility in Leominster, Massachusetts by first quarter of fiscal 2003;
          - Transfer of its manufacturing operations in Bristol, Pennsylvania to Hyannis Massachusetts as part of its Converting Technologies division by June 30, 2002; and
          - Transfer of the Assembly and Test Europe fabrication operations from Gawcott, United Kingdom to its Buckingham, England plant by the first quarter of fiscal 2003. The Gawcott property will be sold.

         Additionally, in the second quarter of fiscal 2002, a restructuring charge of $1,521 was recognized for additional severance costs associated with management changes and workforce reductions at several divisions as well as idle facility costs resulting from the consolidation of two Packaging segment divisions.

         Overall, the Company expects to achieve savings in the range of $5,000 to $6,000 annually in manufacturing overhead and operating costs as a result of the fiscal 2002 restructuring.

         The following table summarizes the components of the fiscal 2002 restructuring accruals:

                                       RESTRUCTURING     CHARGES TO       AS OF MARCH 24,
                                          ACCRUAL          ACCRUAL             2002
                                      ------------------------------------------------------
       Severance costs                $         4,500    $      (576)     $         3,924

       Idle facility costs                      2,030            ---                2,030

       Asset write-downs                        2,876         (2,876)                 ---

       Other                                      623            ---                  623
                                      ----------------------------------------------------

                                      $        10,029         (3,452)    $          6,577
                                      ====================================================

         The Company has utilized $3,452 of the fiscal 2002 restructuring accrual as of March 24, 2002 resulting in a remaining accrual of $6,577. The restructuring accrual includes a two year accrual for the rent of the Rochester, New York and Montreal, Quebec facilities. Another approximately $1,000 of restructuring costs associated with these facilities will be expensed as incurred. The remaining restructuring costs are expected to be used by the end of September 2003.

         The total number of employees to be terminated whose severance costs are included above are approximately as follows:

                                                              Number of employees to be
                               Category                                 terminated
         ---------------------------------------------------------------------------------
         Engineering                                                     209
         Manufacturing                                                    95
         Selling, general and administrative                              66
                                                            ------------------------------
         Total                                                           370
                                                            ==============================

         Of the 370 employees to be terminated, approximately 200 employees have been terminated at March 24, 2002.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 15
--------------------------------------------------------------------------------

         FISCAL 2001 RESTRUCTURING

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

                          AS OF JUNE 24,    CHARGES TO       AS OF MARCH 24,
                              2001           ACCRUAL             2002
                          ---------------------------------------------------
Severance costs           $   1,277        $   (1,073)       $         204

Idle facility costs             685              (272)                 413

Relocation costs
                                544              (544)                  --

Asset write-downs
                                131              (131)                  --

Other
                                242               (78)                 164
                          ---------------------------------------------------

                          $   2,879         $  (2,098)        $        781
                          ===================================================


         The Company has utilized $2,098 of the fiscal 2001 restructuring accrual as of March 24, 2002 resulting in a remaining accrual of $781, which is expected to be substantially used during fiscal 2002.

12.      POST RETIREMENT BENEFIT PLAN CANCELLATION

         Effective December 31, 2001, the Company cancelled all of its domestic post retirement medical and life insurance benefit plans. As a result of the cancellation, the Company reversed its post retirement benefit obligation resulting in income of $1,325 for the nine months ended March 24, 2002.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 16
--------------------------------------------------------------------------------


13.      SUBSEQUENT EVENTS

         Subsequent to March 24, 2002, the Company reached agreements-in-principle to effect a major financial recapitalization transaction. The recapitalization will strengthen the balance sheet by adding $63,654 to stockholder's equity, net of transaction costs, and reducing indebtedness by approximately $66,432. Upon completion of the financial recapitalization, the Company will:

          - Extend the maturity date of its senior credit facility from July 2, 2002 to July 2, 2004 and repay approximately $16,347 of outstanding indebtedness under the facility and concurrently reduce the lenders' commitments thereunder by approximately $12,000;
          - Sell 7,000,000 shares of common stock in a private placement to several current stockholders at a purchase price of $3.20 per share, for an increase in capital of $22,400, less expenses and taxes;
          - Reduce the Convertible Preferred Securities (and the related Convertible Junior Subordinated Debentures) by approximately $50,085 through an exchange of half of the outstanding amount, plus all accrued and unpaid interest through March 31, 2002, for 6,260,658 shares of the Company's common stock at an exchange price of $8.00 per share; and
          - Amend the terms of the remaining $35,000 of Convertible Preferred Securities (and the related Convertible Junior Subordinated Debentures) by reducing the conversion price from $38.75 to $14.00 per share, shortening their maturity from May 31, 2012 to May 31, 2008, and providing that interest does not accrue during the period from March 31, 2002 through July 2, 2004.

         All parties to the financial recapitalization agreements have approved them and the Company expects the agreements to be fully-executed in the next few days.

         Significant terms of the amendment to the credit facility will include:

          - Two year extension of the maturity date of the agreement to July 2, 2004;
          - The total commitment will be reduced to approximately $76,300, comprising a revolving line of $70,000 and a $6,300 term loan;
          - All required advances made under the credit facility and letters of credit issued after the bank restructuring in excess of $53,000 will be subject to a monthly asset coverage test comprised of 65% of eligible accounts receivable and 25% of eligible inventory;
          - The interest rate per annum will be set at the Eurodollar Rate plus 4.0% or the Prime Rate plus 3.5% for all revolver advances up to $53,000 and the Prime Rate plus 4.0% for all revolver advances in excess of $53,000;
          - Required pro-rata reductions of the revolving loan commitment and outstanding principal under the term loan of $1,500 per quarter beginning September 30, 2002, and contains provisions to reduce the commitment in September 2003 based on a calculation of fiscal 2003 excess cash flow; and
          - Modified financial covenants in the credit facility related to annual capital expenditure limitations, minimum EBITDA thresholds, minimum quarterly net worth thresholds and other various financial performance ratios

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 17
--------------------------------------------------------------------------------


         The financial recapitalization is conditioned upon:

          - the completion of each of the private placement, the Convertible Preferred Securities restructuring and the amendment to the credit facility;
          - the Company obtaining stockholder approval for the issuance of shares of common stock in the Convertible Preferred Securities restructuring and the private placement; and
          -   other customary closing conditions.

         The following table demonstrates the expected pro-forma effect of the transactions discussed above:

                                                      As of March      Pro forma       Pro forma
                                                       24, 2002       adjustments     March 24, 2002
                                                    --------------------------------------------------
        Current portion of long-term debt           $     69,262     $   (16,347)(1)  $   52,915

        Other long-term debt                               6,648             ---           6,648
                                                    --------------------------------------------------
          Total debt                                      75,910         (16,347)         59,563


        Company-obligated, mandatorily
        redeemable convertible preferred
        securities of subsidiary DT Capital Trust
        holding solely convertible junior
        subordinated debentures of the
        Company                                           85,085         (50,085)(2)      35,000

        Stockholder's equity                              80,970          63,654 (3)     144,624
                                                    --------------------------------------------------
          Total capitalization                      $    241,965    $      2,778      $  239,187
                                                    ==================================================

          Debt as  % of Total
          Capitalization                                    66.5%                           39.5%

          Debt to Equity Ratio                             1.99:1                          0.65:1


----------------
(1) Represents the net proceeds from the 7,000 shares of common stock issued to current shareholders at $3.20 per share less estimated cash transaction costs from the recapitalization of approximately $4,100 less the cash taxes to be paid on the cancellation of debt income discussed in (3) below.

(2) Represents the negotiated exchange of outstanding amount and accrued interest on the Convertible Preferred Securities for common stock discussed in (3) below.

(3) Represents the additional $48,400 in capital stock and paid in capital, net of allocated transaction costs, from the issuance of 7,000 shares of common stock to current shareholders at $3.20 per share and the issuance of approximately 6,300 shares of common stock to the holders of the Convertible Preferred Securities in exchange for approximately $50,100 of outstanding amount and accrued interest and the estimated cancellation of debt income of approximately $15,200 net of estimated taxes, based on currently-available information.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------


GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and nine months ended March 24, 2002 compared to the three and nine months ended March 25, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001.

The Company currently operates in two business segments, Automation and Packaging. The Automation segment designs and builds integrated systems for the assembly, test and handling of discrete products. The Packaging segment manufactures tablet processing, counting and liquid filling systems and plastics processing equipment, including thermoforming, blister packaging and heat-sealing systems. In March 2002, the Company announced that it will realign itself into four business segments defined by process capability and technology. The four segments are Precision Assembly, Assembly and Test, Packaging Systems and Material Processing. The new structure is expected to allow the Company to streamline product offerings, capitalize on combined strength of units, reduce overlap in the marketplace and improve capacity utilization. The Company currently is in the process of implementing its integration plan and completing the systems required to provide, analyze and review operation results for current and historical periods by the newly defined segments and as such the discussion that follows will continue to be broken down into the two current business segments, Automation and Packaging. Management expects to begin reporting based on the four business segments in the first quarter for the fiscal year ending June 29, 2003.

The percentage of completion method of accounting is used by the Company to recognize revenues and related costs. Under the percentage of completion method, revenues for customer contracts are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours or, for certain customer contracts, the ratio of total costs incurred to date to total estimated costs. Any revisions in the estimated total costs or values of the contracts during the course of the work are reflected when the facts that require the revisions become known. For contracts not accounted for under the percentage of completion method, revenue is recognized when title transfers to unaffiliated customers. All invoices that have been billed to customers, including progress billings under the terms of the customer contracts, are recorded as accounts receivable.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------


Certain information contained in this report, particularly the information appearing in Part I, Item 1 under Note 4. "Financing," Note 5, "Company-Obligated, Mandatorily Redeemable Convertible Preferred Securities of Subsidiary DT Capital Trust Holding Solely Convertible Junior Subordinated Debentures of the Company (Convertible Preferred Securities)," Note 6. "Business Segments," Note 10. "Commitments and Contingencies" and Note 13. "Subsequent Events"; in Part I, Item 2 under the headings "Results of Operations", "Liquidity and Capital Resources", "Backlog", and "Seasonality and Fluctuations in Quarterly Results"; and in Part II, Item 1 under the heading "Legal Proceedings", includes forward-looking statements. These statements, comprising all statements which are not historical, are based upon information currently available to the Company regarding the Company's expectations about its future results, performance, liquidity, financial condition, prospects and opportunities, and the Company's ability to execute the financial recapitalization agreements and consummate the financial recapitalization on a timely basis. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "anticipate", "believe", "expect", "should", "achieve", "to support", and similar expressions used herein indicate such forward-looking statements. The Company's actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in or implied by any forward-looking statements as a result of various factors, including economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, excess product warranty expenses, collectability of past due customer receivables, significant restructuring or other special, non-recurring charges, foreign currency exchange rate fluctuations, delays in achieving anticipated cost savings or in fully implementing project management systems, changes in interest rates, increased inflation, the outcome of pending litigation related to the previously announced restated financial statements, and the Company's ability to implement operational and financial systems to manage the Company's decentralized operations. The Company may suffer delays in signing and consummating the financial recapitalization and there can be no assurance that the Company will be able to execute the financial recapitalization documents soon or consummate the financial recapitalization prior to July 2, 2002, which is when the Company's credit facility currently matures and the private placement purchasers and the holders of the Convertible Preferred Securities will be able to terminate their agreements, if at all. The inability of the Company to execute the financial recapitalization documents or consummate the financial recapitalization on a timely basis could also cause the Company's actual results, performance, liquidity, financial condition, prospects and opportunities to differ materially from those expressed in or implied by any forward-looking statements.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                                    Three Months Ended                      Nine Months Ended
                                            March 24, 2002      March 25, 2001      March 24, 2002     March 25, 2001
                                            ----------------    ---------------     ---------------    ---------------

Net sales                                           100.0%               100.0%              100.0%              100.0%

Cost of sales                                        82.6                 83.4                80.3                82.4
                                            -------------       --------------      --------------     ---------------

Gross profit                                         17.4                 16.6                19.7                17.6

Selling, general and administrative
expenses                                             23.4                 15.7                17.0                15.9

Restructuring charges (Note 11)                      14.1                  ---                 4.0                 ---

Net loss on disposal of assets                        ---                  0.4                 ---                 0.2
                                            -------------       --------------      --------------     ---------------

Operating income (loss)                             (20.1)                 0.5                (1.3)                1.5

Interest expense                                      5.0                  3.1                 3.7                 3.1

Dividends on Company-obligated,
mandatorily redeemable convertible
preferred securities of subsidiary DT
Capital Trust                                         2.6                  1.1                 1.8                 1.1
                                            -------------       --------------      --------------     ---------------

Loss before benefit for income taxes                (27.7)                (3.7)               (6.8)               (2.7)


Benefit for income taxes                             (6.5)                (0.9)               (1.6)               (0.7)

                                            -------------       --------------      --------------     ---------------

Net loss                                            (21.2)%               (2.8)%              (5.2)%              (2.0)%
                                            =============       ==============      ==============     ===============


                        THREE MONTHS ENDED MARCH 24, 2002
                  COMPARED TO THREE MONTHS ENDED MARCH 25, 2001

The comparability of the operating results for the third quarters of fiscal 2002 and 2001 was affected by the sale of substantially all of the assets of Vanguard Technical Solutions in March 2001, Detroit Tool Metal Products Co. (DTMP) and Scheu & Kniss in the first quarter of fiscal 2002, and Hansford Parts and Products (HPP) in the second quarter of fiscal 2002. The following table summarizes third quarter results for fiscal 2002, fiscal 2001 as reported, and fiscal 2001 pro forma, excluding the operating results of the divisions sold (in millions):

                                                                Three Months Ended
                                         -----------------------------------------------------------------
                                                             March 25,                     Pro forma
                                             March 24,         2001       Pro forma        March 25,
                                               2002        as reported    adjustments        2001
----------------------------------------------------------------------------------------------------------
Net sales                                   $  60.2        $  124.0       $ (10.7)       $  113.3

Gross profit                                $  10.5        $   20.6       $  (1.0)       $   19.6

Gross margin                                   17.4%           16.6%          9.5%           17.3%


Selling, general and administrative         $  14.1        $   19.5       $  (1.1)       $   18.4
expenses

Restructuring charges (Note 11)             $   8.5        $    ---       $   ---        $    ---

Net loss on disposal of assets              $   ---        $    0.5       $  (0.5)       $    ---

Operating income                            $ (12.1)       $    0.6       $   0.6        $    1.2

Operating margin                              (20.1)%           0.5%         (6.2)%           1.1%

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21
--------------------------------------------------------------------------------


Consolidated net sales for the three months ended March 24, 2002 were $60.2 million, a decrease of $63.8 million, or 51.5%, from $124.0 million for the three months ended March 25, 2001. Excluding the effect of the sale of DTMP, Scheu & Kniss, and HPP, the decrease in sales was $53.1 million or 46.9%. Net sales by segment were as follows (in millions):

                                                             Three Months Ended
                          ------------------------------------------------------------------------------------------
                                                                                                  Decrease Excluding
                                                                                                   Sold Entities
                                             March 25, 2001 as     Pro forma        Pro forma
                           March 24, 2002        reported         Adjustments    March 25, 2001
                           --------------    -----------------    ----------     --------------   ------------------
Automation                 $         46.7    $            95.4    $     (0.5)    $         94.9   $          (48.2)

Packaging                            13.5                 19.7          (1.3)              18.4               (4.9)

Other                                  --                  8.9          (8.9)                --                --
                           --------------    -----------------    ----------     --------------   ----------------

                           $         60.2    $           124.0    $    (10.7)    $        113.3   $          (53.1)
                           ==============    =================    ==========     ==============   ================

Automation segment sales decreased $48.2 million, or 50.8%, to $46.7 million during the three months ended March 24, 2002, excluding the sales of Vanguard Technical Solutions which was sold in March 2001. The decrease in sales is a result of the softness in order activity across all markets over the prior 12-15 months. Automotive related sales decreased by approximately $20.1 million, or 45.9%, from the third quarter of fiscal 2001. Revenue related to a large capital spending program initiated in fiscal 2000 for the automotive related tire market was primarily recognized during fiscal 2000 and fiscal 2001 resulting in a $8.6 million decrease in automotive related sales in the third quarter of fiscal 2002. The remainder of the decline in automotive related sales can be attributed to the general softness in the economy that has restrained customer capital spending. Sales to the electronics market decreased approximately $17.5 million, or 47.1%, from the third quarter of 2001. The decrease in sales to the electronics market is a result of the unusually high level of capital programs recognized in revenues in fiscal 2001 within the electronics market. The remainder of the decrease in sales is primarily attributable to lower revenues recognized in the heavy truck and other consumer markets also due to the softness in the economy that has restrained customer spending.

Packaging segment sales decreased $4.9 million, or 26.6%, to $13.5 million during the three months ended March 24, 2002, excluding the sales of Scheu & Kniss which was sold in the first quarter of fiscal 2002. The decrease relates primarily to lower sales of tablet packaging equipment to the pharmaceutical and nutritional markets and lower sales of thermoforming equipment to the plastics packaging market attributable to reduced capital spending in these markets as a result of the economic downturn.

Sales from the Company's other businesses decreased $8.9 million as a result of the sale of substantially all of the assets of DTMP in the first quarter of fiscal 2002 and HPP in the second quarter of fiscal 2002.

Gross profit decreased $10.1 million, or 49.2%, to $10.5 million for the three months ended March 24, 2002 from $20.6 million for the three months ended March 25, 2001. The gross margin increased to 17.4% from 16.6%. The decrease in gross profit reflects the effect of the $63.8 million decrease in sales. The increase in gross margin reflects slightly lower margins in the Automation segment and improved gross margins in the Packaging segment.

The gross margins in the Automation segment decreased to 16.1% in the third quarter of fiscal 2002 as compared to 16.7% in the third quarter of fiscal 2001. Improved project performance was offset by unfavorable manufacturing overhead variances from the lower activity levels. Automation segment margins are expected to be impacted for the remainder of fiscal 2002 by lower capacity utilization. The Packaging segment margins increased to 21.8% in the third quarter of fiscal 2002 as compared to 19.4% in the third quarter of fiscal 2001. This improvement in gross margin in the second quarter of fiscal 2002 is a result of the fiscal 2001 restructurings, which reduced headcount and overhead costs, and a more favorable product mix.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22
--------------------------------------------------------------------------------


Selling, general, and administrative (SG&A) expenses were $14.1 million for the three months ended March 24, 2002 compared to $19.5 million for the three months ended March 25, 2001. The $5.4 million decrease in SG&A expenses is primarily a result of the following items:

     - $1.3 million decrease in amortization as a result of the discontinuance of goodwill amortization in fiscal 2002. See discussion below regarding the adoption of the new accounting standard related to goodwill and intangible assets;
     - $1.1 million decrease in SG&A expenses in the third quarter of fiscal 2002 resulting from the sale of Vanguard, Scheu & Kniss, DTMP and HPP;
     - $0.8 million reversal of post retirement benefit accruals due to the cancellation of these plans in fiscal 2002. This reversal of the accruals resulted in income during the third quarter of fiscal 2002; and
     - $0.8 million of non-recurring special legal and professional expenses which were included in SG&A during the third quarter of fiscal 2001.

The remaining variance is primarily attributed to the savings resulting from fiscal 2001 and 2002 restructurings, including the sale of the corporate airplane and the reduction of administrative headcount.

During the third quarter of fiscal 2002, the Company announced its integration plan, including the closure of four manufacturing facilities as outlined below which resulted in $8.5 million of restructuring charges:
     - Closure of its Rochester, New York facility and the transfer of the customer base of this facility primarily to its Dayton, Ohio facility;
     - Combination of its Kalish manufacturing operations in Montreal, Canada with its Leominister, Massachusetts manufacturing operation into a special purpose facility in Leominster, Massachusetts;
     - Transfer of its Stokes manufacturing operations in Bristol, Pennsylvania to Hyannis Massachusetts as part of its Converting Technologies division; and
     - Transfer of the Assembly and Test Europe fabrication operations from Gawcott, United Kingdom to its Buckingham, England plant. The Gawcott property will be sold.

Additionally, severance costs associated with management changes and workforce reductions at several divisions were also recorded during the third quarter.

The $8.5 million restructuring charge was comprised of the following components:
     - $3.3 million of severance costs associated with management changes and workforce reductions;
     - $1.7 million in idle facility costs primarily from the closure of four manufacturing facilities;
     - $2.9 million of asset write-downs to record the assets to be disposed of at net realizable value; and
     -    $0.6 million of other charges.

Another approximately $1.0 million of restructuring costs associated with the Rochester, New York and Montreal, Quebec facilities will be exposed as incurred over the next two years if these facilities are not sublet.

Overall, the Company expects to achieve savings in the range of $5 to $6 million annually in manufacturing overhead and operating costs as a result of this restructuring.

In the third quarter of fiscal 2001, the Company sold its corporate airplane and substantially all of the net assets of its Vanguard business. Proceeds from the sales of these assets were approximately $2.0 million resulting in a pre-tax loss of $0.6 million.

Operating loss was $12.1 million for the three months ended March 24, 2002 versus operating income of $0.6 million for the three months ended March 25, 2001, as a result of the factors noted above.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 23
--------------------------------------------------------------------------------

Interest expense decreased $0.8 million, or 20.4%, to $3.0 million for the three months ended March 24, 2002. The decrease resulted from the lower outstanding borrowings as a result of the divestiture proceeds and lower working capital requirements. Dividends on the convertible preferred securities were $1.5 million and $1.4 million for the three months ended March 24, 2002 and March 25, 2001, respectively. The dividends are currently being deferred and accrued.

The benefit for income taxes for the three months ended March 24, 2002 reflected an effective tax rate of approximately 23%. The benefit for income taxes for the three months ended March 24, 2002 was less than the statutory federal rate due to the recording of valuation allowances against Canadian net tax loss carryforwards. The benefit for income taxes for the three months ended March 25, 2001 reflected an effective tax rate of approximately 25%. The provision for income taxes for the three months ended March 25, 2001 reflected book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss was $12.8 million for the three months ended March 24, 2002 versus a net loss of $3.4 million for the three months ended March 25, 2001. Basic and diluted loss per share were $(1.23) for the three months ended March 24, 2002 compared to basic and diluted loss per share of $(0.34) for the quarter ended March 25, 2001. Basic and diluted weighted average shares outstanding were approximately 10.4 million shares for the three months ended March 24, 2002 and
10.2 million for the three months ended March 25, 2001.

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

The following table summarizes the effect of adoption of SFAS 142 on net income
(loss) and earnings (loss) per share (EPS):

                                                                For the three months ended
                                                           March 24, 2002          March 25, 2001
                                                          -----------------       ---------------

        Reported net loss                                 $   (12,754)            $    (3,434)

        Add back:  Goodwill amortization (net of tax)           -                       1,169
                                                          -----------             -----------
        Adjusted net loss                                 $   (12,754)            $    (2,265)
                                                          ===========             ===========

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                 $     (1.23)            $     (0.34)

        Add back:  Goodwill amortization (net of tax)              -                     0.12
                                                          -----------             -----------
        Adjusted net loss                                 $     (1.23)            $     (0.22)
                                                          ===========             ===========

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 24
--------------------------------------------------------------------------------


                        NINE MONTHS ENDED MARCH 24, 2002
                  COMPARED TO NINE MONTHS ENDED MARCH 25, 2001

The comparability of the operating results for the nine months ended March 24, 2002 and the nine months ended March 25, 2001 was affected by the sale of substantially all of the assets of Vanguard Technical Solutions, Scheu & Kniss, DTMP and HPP. The following table summarizes results for the nine months ended March 24, 2002, results for the nine months ended March 25, 2001 as reported, and the results for the nine months ended March 25, 2001 pro forma, excluding the operating results of the divisions sold (in millions):

                                                                           Nine Months Ended
                                                   ------------------------------------------------------------------
                                                                  March 25,                             Pro forma
                                                    March 24,       2001             Pro forma          March 25,
                                                      2002       as reported        adjustments           2001
---------------------------------------------------------------------------------------------------------------------
Net sales                                          $  248.8      $  371.8           $ (32.1)           $  339.7

Gross profit                                       $   49.1      $   65.3           $  (3.4)           $   61.9

Gross margin                                           19.7%         17.6%             10.5%               18.2%

Selling, general, and administrative expenses      $   42.3      $   59.1           $  (3.6)           $   55.5

Restructuring charges (Note 11)                    $   10.0      $     --           $    --            $     --

Net loss on disposal of assets                     $     --      $    0.5           $  (0.5)           $     --

Operating income (loss)                            $   (3.2)     $    5.7           $   0.6            $    6.3

Operating margin                                       (1.3)%         1.5%             (2.1)%               1.9%

Consolidated net sales for the nine months ended March 24, 2002 were $248.8 million, a decrease of $123.0 million, or 33.1%, from $371.8 million for the nine months ended March 25, 2001. Excluding the effect of the sale of DTMP, Scheu & Kniss, and HPP, the decrease in sales was $90.6 million or 26.7%. Net sales by segment were as follows (in millions):


                                            March 25, 2001        Pro forma      March 25, 2001     Increase
                         March 24, 2002       as reported        adjustments      as adjusted      (Decrease)
                         --------------     --------------      ------------     --------------  -------------
     Automation             $   200.9          $   277.3         $      (1.9)    $     275.4     $     (74.5)


     Packaging                   47.1               67.4                (4.2)           63.2           (16.1)

     Other                        0.8               27.1               (26.0)            1.1            (0.3)
                            --------------------------------------------------------------------------------

                            $   248.8          $   371.8         $     (32.1)    $     339.7     $      90.9
                            ================================================================================

Automation segment sales decreased $74.5 million, or 27.1%, to $200.9 million during the nine months ended March 24, 2002 after adjusting for the sale of Vanguard Technical Solutions in March 2001. The decrease in sales is a result of the softness in order activity over the prior 12-15 months. Automotive related sales decreased by approximately $56.0 million, or 47%, from the nine months ended March 25, 2001. Revenue related to a large capital spending program initiated in fiscal 2000 for the automotive related tire market was primarily recognized during fiscal 2000 and fiscal 2001 resulting in a $25.0 million decrease in automotive related sales in the first nine months of fiscal 2002. The remainder of the decline in automotive related sales can be attributed to the general softness in the economy that has restrained customer capital spending. Sales to the electronics market decreased approximately $27.0 million, or 26%, from the first nine months of 2001. The decrease in sales to the electronics market is a result of the unusually high level of capital programs recognized in revenues in fiscal 2001 within the electronics market. Partially offsetting the decreases in sales to our automotive related and electronics market was a large order in the heavy trucking market, which generated approximately $12.0 million in sales.

Packaging segment sales decreased $16.1 million, or 25.5%, to $47.1 million during the nine months ended March 24, 2002 after adjusting for the sale of Scheu and Kniss in the first quarter of fiscal 2002. The decrease relates primarily to lower sales of tablet packaging equipment to the pharmaceutical and nutritional markets and lower sales of thermoforming equipment to the plastics packaging market attributable to reduced capital spending in these markets as a result of the economic downturn.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 25
--------------------------------------------------------------------------------

Sales from the Company's other businesses decreased $26.3 million as a result of the sale of substantially all of the assets of DTMP in the first quarter of fiscal 2002 and of HPP in the second quarter of fiscal 2002.

Gross profit decreased $16.2 million, or 24.8%, to $49.1 million for the nine months ended March 24, 2002 from $65.3 million for the nine months ended March 25, 2001. The gross margin increased to 19.7% from 17.6%. The decrease in gross profit reflects the effect of the $123.0 million decrease in sales. The increase in gross margin reflects improved margins in both the Automation and Packaging segments. The gross margins in the Automation segment improved to 19.2% for the nine months ended March 24, 2002 versus 18.1% for the nine months ended March 25, 2001. The increase in Automation gross margins is attributable to improved project performance resulting from higher margins in the electronics market gained from manufacturing efficiencies in the production of duplicate systems. Automation segment margins are expected to be negatively impacted for the remainder of fiscal 2002 by lower capacity utilization. The Packaging segment margins increased to 22.1% for the nine months ended March 24, 2002 versus 18.5% for the nine months ended March 25, 2001. This improvement in gross margin for the nine months of fiscal 2002 is a result the fiscal 2001 restructurings which reduced headcount and overhead costs and a more favorable product mix.

SG&A expenses decreased to $42.3 million for the nine months ended March 24, 2002 from $59.1 million for the nine months ended March 25, 2001. The $16.8 million decrease in SG&A expenses is primarily a result of the following items:

     - $4.0 million decrease in amortization as a result of the discontinuance of goodwill amortization in fiscal 2002. See discussion below regarding the adoption of the new accounting standard related to goodwill and intangible assets;
     - $3.6 million decrease in SG&A expenses resulting from the sale of Vanguard in the third quarter of fiscal 2001, Scheu & Kniss and DTMP in the first quarter of fiscal 2002 and HPP in the second quarter of fiscal 2002;
     - $1.3 million reversal of post retirement benefit accruals due to the cancellation of these plans in fiscal 2002. The reversal of the accruals resulted in income during the second and third quarters of fiscal 2002;
     - $0.7 million recovery of accounts receivable in the second quarter of fiscal 2002. These receivables had been fully reserved in the fourth quarter of fiscal 2001; and
     - $2.6 million in non-recurring legal, professional, consulting and severance related expenses, which were included in SG&A in the first nine months of fiscal 2001 related to the investigations into the accounting errors discovered in fiscal 2000 at Kalish and Sencorp.

The remaining variance can be primarily attributed to the savings resulting from the fiscal 2001 restructurings, including the sale of the corporate airplane and the reduction of administrative headcount.

For the nine months ended March 24, 2002, restructuring charges totaled $10.0 million. The $10.0 million restructuring charge was comprised of the following components:
     - $4.5 million of severance costs associated with management changes and workforce reductions;
     - $2.0 million in idle facility costs primarily from the closure of the Rochester, New York, and Gawcott, United Kingdom facilities as well as the combination of the Montreal, Canada and Leominster, Massachusetts manufacturing facilities, the Bristol, Pennsylvania and Hyannis, Massachusetts manufacturing facilities and the combination of the Swiftpack and King facilities in the United Kingdom;
     - $2.9 million of asset write-downs to record the assets to be disposed of at net realizable value; and
     -    $0.6 million of other charges.

In the third quarter of fiscal 2001, the Company sold its corporate airplane and substantially all of the net assets of its Vanguard business. Proceeds from the sales of these assets were approximately $2.0 million resulting in a pre-tax loss of $0.6 million.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 26
--------------------------------------------------------------------------------

For the nine months ended March 24, 2002 an operating loss of $3.2 million was recognized compared to operating income of $5.7 million for the nine months ended March 25, 2001. The $8.9 million decrease in operating income is a result of the factors noted above.

Interest expense decreased $2.1 million, or 18.2%, to $9.4 million for the nine months ended March 24, 2002. The decrease resulted from the lower outstanding borrowings as a result of the divestiture proceeds and additional debt paydowns. Dividends on the convertible preferred securities were $4.4 million and $4.1 million for the nine months ended March 24, 2002 and March 25, 2001, respectively. The dividends are currently being deferred and accrued.

The benefit for income taxes for the nine months ended March 24, 2002 reflected an effective tax rate of approximately 24.0%. The benefit for income taxes for the three months ended March 24, 2002 was less than the statutory federal rate due to the recording of valuation allowances against Canadian net tax loss carryforwards. The benefit for income taxes for the nine months ended March 25, 2001 reflected an effective tax rate of approximately 24.0%. The provision for income taxes for the nine months ended March 25, 2001 reflected book income plus permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions, multiplied by statutory federal and applicable state tax rates.

Net loss increased $5.5 million to $13.0 million for the nine months ended March 24, 2002 from $7.5 million for the nine months ended March 25, 2001. Basic and diluted losses per share were $(1.25) for the nine months ended March 24, 2002 compared to basic and diluted losses per share of $(0.74) for the nine months ended March 25, 2001. Basic and diluted weighted average shares outstanding were approximately 10.4 million for the nine months ended March 24, 2002 and 10.1 million for the nine months ended March 25, 2001.

The Company adopted Statement of Financial Accounting Standard No. 142 (SFAS
142), "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment.

The following table summarizes the effect of adoption of SFAS 142 on net income
(loss) and earnings (loss) per share (EPS) in thousands:


                                                                  For the nine months ended
                                                                March 24, 2002       March 25, 2001
                                                          --------------------    ----------------------
        Reported net loss                                       $  (13,003)           $    (7,487)

        Add back:  Goodwill amortization (net of tax)                    -                  3,539
                                                                ----------             ----------
        Adjusted net loss                                       $  (13,003)            $   (3,948)
                                                                ==========             ==========

        BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss                                       $    (1.25)            $    (0.74)

        Add back:  Goodwill amortization (net of tax)                    -                   0.35
                                                                ----------             ----------
        Adjusted net loss                                       $    (1.25)            $    (0.39)
                                                                ==========             ==========

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $38.4 million for the nine months ended March 24, 2002 was primarily a result of net decreases in working capital. The lower working capital balances primarily reflect decreased accounts receivable, costs and earnings in excess of amounts billed on uncompleted contracts (CIE), inventories and higher customer advances, partially offset by lower accounts payable. The decrease in working capital balances is caused by the lower business levels, better working capital management and the later stages of completion for projects currently being manufactured primarily in the automation segment.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 27
--------------------------------------------------------------------------------

During the nine months ended March 24, 2002, the Company made $57.5 million in payments under its senior credit facility and other agreements. The proceeds from the assets sales in fiscal 2002 of $18.9 million and the $44.1 million of decrease in working capital provided the funding for the reduction in outstanding borrowings during the nine months ended March 24, 2002. The Company paid $3.2 million in financing costs during the nine months ended March 24, 2002 and made capital expenditures of $1.7 million.

Management currently anticipates that capital expenditures in fiscal 2002 will be approximately $3 million. This primarily consists of recurring replacement or refurbishment of machinery and equipment. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facilities.

During the nine months ended March 25, 2001, the Company borrowed $2.2 million on its revolving credit facility and received proceeds from the sale of its corporate airplane and substantially all of the assets of Vanguard Technical Solutions of $2.0 million. The funds were used primarily for working capital requirements, capital expenditures of $2.6 million and financing costs of $1.2 million.

The Company's senior credit facility includes an $89.9 million revolving credit facility and a $6.9 million term credit facility and matures on July 2, 2002. Borrowings under the credit facility were subject to interest at floating rates based on the prime rate plus 3.5% for domestic borrowings and the Eurodollar rate plus 6.5% on foreign currency borrowings. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries. As a result of its financial performance in the second and third quarters, the Company was in default of certain financial covenants under its senior agreement and another agreement. The Company obtained a temporary waiver from its lenders which waived these covenant defaults for the second and third quarter of fiscal 2002 through May 15, 2002. The waiver limited the borrowing availability on the revolving credit facility to $83.0 million. The total borrowing availability under the credit facility as of March 24, 2002 was $18.1 million.

In August 2001, the Company extended the senior credit facility to July 2, 2002 through an amendment to the term and revolving loan agreements. The amended agreement required $35.5 million in scheduled principal pre-payments from August 2001 through June 2002 as well as the use of 30% of the cash receipts of a specified contract to reduce the principal balance of the term and revolving loan agreements, estimated to be approximately $8.5 million assuming the contract cash receipts are received in fiscal 2002. To date, the Company has made all required payments under the amended agreement.

Subsequent to March 24, 2002, the Company and its lenders reached an agreement-in-principle to an amendment to its existing credit facility that, among other things, will extend the maturity of the agreement through July 2, 2004. The lenders have agreed-in-principle to waive the financial covenant defaults until the amendment becomes effective. The amendment will not become effective until the Company completes its recapitalization plan which includes:

     - Selling 7.0 million of shares of common stock in a private placement to several current stockholders at a purchase price of $3.20 per share, for an increase in capital of $22.4 million less expenses and taxes;
     - Using approximately $16.3 million of the proceeds from the private placement to repay outstanding indebtedness under the senior credit facility; and
     - Reducing the outstanding subordinated debt by approximately $50.1 million through an exchange of half of the aggregate principal amount of the debt, plus all accrued interest through March 31, 2002 for 6,260,658 shares of DTI common stock at an exchange price of $8.00 per share and amending the terms of the subordinated debt that remains outstanding.

The amendment provides for a permanent waiver of the financial covenant defaults upon completion of the recapitalization plan. The Company expects to execute documents reflecting such agreements in the next few days. See Note 13 (Subsequent Events) to the Company's financial statements included herein for a more detailed description of the recapitalization plan.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 28
--------------------------------------------------------------------------------

The Company believes that the recapitalization plan will help the Company meet its liquidity and capital resource needs and position it to effectively operate and grow its business. If, however, the Company fails to complete its recapitalization plan by July 2, 2002, and the senior credit facility expires as currently scheduled on such date, the Company will not have sufficient cash to satisfy its obligations under the credit facility, will not be able to continue its operations as currently anticipated after that date and may need to file for bankruptcy protection under Chapter 11 of the Bankruptcy Code in order to continue operations with minimal disruption and preserve the value of its assets.

Because the Company's credit facility matures July 2, 2002, borrowings of $68.8 million under this facility have been presented within current liabilities in the Company's March 24, 2002 consolidated balance sheet. As mentioned above, subsequent to March 24, 2002, the Company and its lenders have agreed to an amendment to its existing credit facility. The amendment will become effective upon completion of the Company's recapitalization plan, which is conditioned upon approval by the Company's stockholders of the issuance of common stock to the holders of the Convertible Preferred Securities and the purchasers in the private placement, as well as other customary closing conditions. The Company expects to consummate this recapitalization plan prior to the maturity of the senior credit facility on July 2, 2002.

The Company has implemented various cash management initiatives, including, among other things, a reduction in discretionary capital expenditures, increased focus on collections of accounts receivable, and accelerated payment terms from customers. Additionally, as discussed earlier, the Company sold substantially all of the net assets of Scheu & Kniss, DTMP, and HPP during the first two quarters of fiscal 2002 for aggregate net cash proceeds of $18.8 million. The Company was pursuing the sale of the Stokes division, a product line of the Packaging segment, and the possible sale/leaseback of various owned properties. Due primarily to adverse market conditions, the Company was not able to complete the planned sale of the Stokes division and will instead close the Bristol, Pennsylvania facility and transfer manufacturing of the Stokes product line to Hyannis, Massachusetts as part of its Converting Technologies division. Subsequent to March 24, 2002 the Company completed the sale of its extrusion product line for $0.3 million which approximated book value. The Company continues to pursue the sale/leaseback of various owned properties.

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. As of March 24, 2002, the Company had $147.2 million of orders in backlog, which compares to a backlog of approximately $262.3 million as of March 25, 2001. After adjusting the backlog for the sale of Scheu & Kniss, DTMP and HPP, backlog at March 25, 2001 was approximately $251.1 million. Orders for the three and nine months ended March 24, 2002 were approximately $55.9 million and $185.2 million, respectively. The orders for the three months ended March 24. 2002 were reduced by a $9.4 million reversal of a portion of an order which was recorded in December 2001 but has been delayed to a later phase of the project.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 29
--------------------------------------------------------------------------------

The backlog for the Automation segment at March 24, 2002 was $122.7 million, which decreased $105.4 million or 46.2% from a year ago. The decrease in backlog reflects the unusually high backlog of orders of automation systems at March 25, 2001 from key electronics and tire markets. The Company has not been able to replace this work with the current economic conditions affecting most of its other markets. The Company remains cautious about order expectations for the remainder of fiscal 2002. Backlog for the Packaging segment was $24.5 million, a decrease of $1.7 million, or 6.5%, over the comparable period in fiscal 2001. The decrease in backlog is primarily due to the soft order activity for tablet packaging equipment and plastics thermoforming equipment in the first nine months of fiscal 2002 and the sale of Scheu & Kniss. The sales of DTMP and HPP also resulted in an $8.0 million decrease in backlog for other businesses.

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

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 30
--------------------------------------------------------------------------------

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

         Since the end of the fiscal year ended June 24, 2001, there have been no material developments in previously reported legal proceedings other than as follows:

         On October 4, 2001, the Federal District Court for the Western District of Missouri granted the Company's motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. On January 25, 2002, the plaintiffs filed their Second Consolidated Class Action Complaint thereby reviving the Securities Action. The Company and the individual defendants filed a motion to dismiss this Second Consolidated Class Action Complaint on March 11, 2002.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 31
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               99 Press release dated May 8, 2002 announcing a major recapitalization transaction.

         (b)   Reports on Form 8-K:

               On February 1, 2002, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the second quarter of fiscal 2002, among other things.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DT INDUSTRIES, INC.




Date:     May 8, 2002                       /s/  John M. Casper
                                       -----------------------------------
                                                   (Signature)
                                       John M. Casper
                                       Senior Vice President, Finance and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)