Form 10-K
period 2002-06-30
DT INDUSTRIES INC
filed 2002-10-04
CIK 918999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-23400
                             ---------------------
                              DT INDUSTRIES, INC.
             [Exact name of registrant as specified in its charter]

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (937) 586-5600
                             ---------------------
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

                     Common Stock, par value $.01 per share
         Series A Cumulative Preferred Stock, par value $.01 per share
                        Preferred Stock Purchase Rights
                             (Title of each class)
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of September 3, 2002, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $78,776,589 (based on the closing sales price, on such date, of $3.39 per share).

As of September 3, 2002, there were 23,647,932 shares of common stock, $.01 par value, outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DT INDUSTRIES, INC.

                               INDEX TO FORM 10-K

                                                                                  PAGE
                                                                                  ----
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS............................   iii
PART I..........................................................................     1
          Item 1.   Business....................................................     1
          Item 2.   Properties..................................................    14
          Item 3.   Legal Proceedings...........................................    14
          Item 4.   Submission of Matters to a Vote of Securities Holders.......    16
PART II.........................................................................    17
          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................    17
          Item 6.   Selected Financial Data.....................................    18
          Item 7.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................    19
          Item 7A.  Quantitative and Qualitative Disclosures About Market
                    Risk........................................................    36
          Item 8.   Financial Statements and Supplementary Data.................    36
          Item 9.   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................    36
PART III........................................................................    37
          Item 10.  Directors and Executive Officers of the Registrant..........    37
          Item 11.  Executive Compensation......................................    39
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters..................    44
          Item 13.  Certain Relationships and Related Transactions..............    47
PART IV.........................................................................    48
          Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................    48
SIGNATURES......................................................................    49
CERTIFICATIONS..................................................................    50
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................   F-1

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Annual Report, including, without limitation, the information appearing under the captions "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein that are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words "opportunities", "growth potential", "objectives", "goals", "will", "anticipate", "believe", "intend", "estimate", "expect", "should", and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the amount and availability of, and restrictions and covenants relating to, our indebtedness under our senior credit facility, our ability to achieve anticipated cost savings from our corporate restructuring, our ability to upgrade and modify our financial, information and management systems and controls to manage our operations on an integrated basis and report our results, economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, the loss of a key customer, excess product warranty expenses, significant restructuring or other special non-recurring charges, foreign currency exchange rate fluctuations, changes in interest rates, increased inflation, collectibility of past due customer receivables, and any adverse impact of restating our historical financial statements, including any proceedings relating to the restatement. See
"Business -- Risks Related to Our Business" for a description of these and other risks, uncertainties and factors.

     You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     DT Industries, Inc. is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. Our business strategy is to develop, market and provide complementary technologies and capabilities to supply customers with integrated processing, assembly, testing and packaging systems for their products.

     We are a Delaware corporation organized in January 1993 and the successor to Peer Corporation, Detroit Tool Group, Inc. ("DTG") and Detroit Tool and Engineering Company ("DTE"). Peer Corporation was organized in June 1992 to acquire the Peer Division of Teledyne, Inc. and the stock of DTG, the sole stockholder of DTE and Detroit Tool Metal Products Co. As used in this Annual Report, unless the context indicates otherwise, the terms "we," "us," "our" and "DTI" refer to DT Industries, Inc. and its consolidated subsidiaries.

     Our principal executive offices are located at 907 West Fifth Street, Dayton, Ohio 45407, and our telephone number is (937) 586-5600. Our website is located at http://www.dtindustries.com. Information contained on our website is not a part of this Annual Report.

RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

     As publicly announced on August 6, 2002 (prior to the public announcement of our consolidated financial results for the fiscal year ended June 30, 2002), we discovered that we were required to make accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002, due to an overstatement of the balance sheet account entitled costs and estimated earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross margins recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary, a small facility located in Erie, Pennsylvania that has historically been part of our Automation segment. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6.5 million and increased the aggregate net loss after taxes reported during the impacted periods by $4.2 million. Our restated audited consolidated financial statements as of, and for the fiscal year ended, June 24, 2001 and our restated audited consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended June 25, 2000 are included on pages F-3 through F-6 and
Note 16 to the audited consolidated financial statements included herein. Restated selected consolidated financial data for those two fiscal years, as well as the fiscal year ended June 27, 1999, is included under "Item 6. Selected Financial Data." Restated unaudited consolidated quarterly financial data for the fiscal years ended June 30, 2002 and June 24, 2001 is included in Note 17 to the audited consolidated financial statements included herein.

     We discovered the accounting adjustments while beginning the transfer of the sales and accounting functions at AMI to our DT Precision Assembly segment headquarters in Buffalo Grove, Illinois in connection with the reorganization of our operations described below. Our Board of Directors authorized the Audit and Finance Committee to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these accounting adjustments. The Committee retained Katten Muchin Zavis Rosenman ("KMZR") as special counsel, and KMZR engaged an independent accounting firm to assist in the investigation. In addition, we investigated whether similar issues existed at any of our other subsidiaries. As a result of the investigations, we believe that the accounting issues were confined to AMI and determined that the misstatement of the CIE account at AMI was primarily the result of the former controller of AMI, without instruction from, or the knowledge of, our management, (1) failing to properly account for manufacturing variances, (2) adding inappropriate costs to work-in-process amounts, (3) understating amounts billed and/or customer deposits and (4) failing to recognize certain losses, in each case on various projects during the relevant time period. Using these miscalculations of CIE, the former AMI controller made incorrect journal entries that were recorded in the books and records of AMI.

BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND INTERNATIONAL SALES

     Through the end of fiscal 2002, we primarily operated in two business segments -- Automation and Packaging. The Automation segment accounted for approximately 80%, 75% and 65% of our consolidated net sales for fiscal years 2002, 2001 and 2000, respectively, and the Packaging segment accounted for approximately 20%, 17% and 27% of our consolidated net sales for fiscal years 2002, 2001 and 2000, respectively. Our non-core businesses, which we sold in fiscal 2002, accounted for approximately 8% of our consolidated net sales in each of fiscal 2001 and fiscal 2000. Our principal foreign operations consist of manufacturing, sales and service operations in the United Kingdom and Germany. Our Canadian subsidiary was closed in fiscal 2002. Sales from our foreign operations were approximately 18% of our consolidated net sales for fiscal 2002, 14% of our consolidated net sales for fiscal 2001 and 19% of our consolidated net sales for fiscal 2000. Sales to customers outside of the United States were approximately 45% of our consolidated net sales for fiscal 2002, 37% of our consolidated net sales in fiscal 2001 and 28% of our consolidated net sales in fiscal 2000. For certain other financial information concerning our business segments, foreign and domestic operations and international sales, see Note 15 to the audited consolidated financial statements included herein.

     We announced in March 2002 that we are reorganizing our operations into four business segments: Material Processing, Precision Assembly, Assembly and Test and Packaging Systems. This new structure is designed to allow us to streamline product offerings, capitalize on the combined strength of operating units, reduce overlap in the marketplace and improve capacity utilization, internal controls, financial reporting and disclosure controls. We are still implementing this integration plan and completing the systems required to provide, analyze, review and report results of operations for current and historical periods for our newly-defined segments. We intend to begin reporting financial results for these four new business segments in our Form 10-Q for the fiscal quarter ended September 29, 2002. The four new business segments are described below under "-- Markets and Products."

BUSINESS STRATEGY

     Our long-term business strategy is to develop, market and provide complementary technologies and capabilities to supply customers with integrated assembly, testing and packaging systems for their products. Our goal is to become the premier provider of engineered solutions for the markets we serve. We expect to achieve this goal by designing and delivering on-time, innovative solutions that meet or exceed our customers' expectations while continuously improving quality, service and cost. Key elements of our strategy include the following:

     Operational Improvements. We are focused on improving operational performance through greater use of risk assessment techniques, higher quality and more detailed project proposals, a strengthening of the skill set in applications, engineering and project management, and an increased focus on working capital management. Management is also developing a more positive work environment that emphasizes continuous operational improvement throughout the organization. For example, management and employees are being evaluated on the basis of the improvement of identified financial and operational benchmarks, such as return on assets managed and operating cash flow.

     Cost Reductions. We have continued to pursue cost reduction measures throughout our businesses with a goal of lowering or maintaining the current level of selling, general and administrative expenses, lowering indirect manufacturing expenses and increasing profitability.

     Leverage Engineering and Manufacturing Capabilities. We intend to utilize our versatile engineering expertise to satisfy the growing demand for small, medium and large complex, integrated automation solutions. We also intend to utilize our manufacturing capacity and engineering capabilities fully by directing work to facilities with specific capabilities and manufacturing strengths to best meet our customers' needs.

     Product Line and Customer Base Expansion. We are focused on providing customers with integrated solutions and systems rather than single use equipment. We are also using our engineering expertise and manufacturing capability to develop new products and technologies for markets we currently serve and to enter into new markets. As we continue to integrate operations and develop existing product lines, we expect to expand our product offerings and customer base. We anticipate renewed growth as a result of new opportunities created through the expansion of our product offerings and customer base.

MARKETS AND PRODUCTS

     The following disclosure describes the markets and products of the four business segments into which we are in the process of reorganizing. Through the end of fiscal 2002, we operated in the Automation and Packaging segments. The Automation segment consisted of the markets and products of the new DT Precision Assembly and DT Assembly and Test segments and the Detroit Tool and Engineering ("DTE") division of the new DT Material Processing segment. The Packaging segment consisted of the markets and products of the new DT Packaging Systems segment and the DT Converting Technologies division of the new DT Material Processing segment.

     DT MATERIAL PROCESSING SEGMENT. The DT Material Processing segment manufactures special machines, automated systems, tooling and fixturing, the Peer(TM) brand of automated welding equipment, high-speed rotary presses and plastic processing machines and equipment for a wide variety of products, such as appliances, electronics, building construction, hardware, cosmetics, food and beverage, toys and automotive accessories. The DT Material Processing segment is comprised of the DTE and DT Converting Technologies divisions.

     DTE manufactures special automation assembly and processing equipment for a wide variety of applications, precision tooling and dies, and welding systems. DTE's special automation equipment incorporates engineering capabilities ranging from refining and replicating existing equipment to designing and building new equipment. DTE's special automation equipment typically handles part envelopes cubes of three inches and larger, with cycle times of three to 30 parts per minute. DTE provides systems integration and implements a wide range of applications, including dials, power and free, synchronous, indexing processes, metal forming, welding and robotics.

     DTE possesses considerable expertise in the design, engineering and production of precision tools and dies, including cam dies, progressive dies, large single-hit dies and contoured form dies. In addition, personnel trained as tool and die makers often apply their skill to the manufacture of production machines.

     DTE also manufactures and sells a line of standard resistance welding equipment, as well as special automated welding systems, designed and built for specific applications. Marketed under the brand name Peer(TM), these products are used in the automotive, appliance and electrical industries to fabricate and assemble components and subassemblies. Our resistance welding equipment is also used in the manufacture of file cabinets, school and athletic lockers, store display shelves, metal furniture and material storage products.

     DT Converting Technologies manufactures high-speed rotary presses and plastic processing machines and equipment. We design and manufacture rotary presses used by customers in the airbag, candy, food supplement, ceramic, ordnance, specialty chemical, and pharmaceutical industries to produce tablets. Marketed under the brand name Stokes(TM), our line of rotary presses includes machines capable of producing 17,000 tablets per minute and other machines capable of applying up to 40 tons of pressure. Products produced on our rotary presses include candy, breath mints, vitamins and inflation pellets for automotive airbags.

     The plastic processing equipment we manufacture includes thermoformers, blister packaging systems and laboratory machines. A thermoformer heats plastic material and uses pressure and/or a vacuum to mold it into a product. Marketed under the brand names Sencorp(R) and Armac(TM), our thermoformers are used by customers in North America, Europe and Asia to form a variety of products, including specialized cups, plates and food containers, trays for food and medical products and other plastics applications. Our thermoformers are sold primarily to custom formers who use the machines to create thermoformed items that are sold to a variety of end users. We also sell thermoformers directly to end users, including large producers of electrical and healthcare products, cosmetics, hardware, and other consumer products.

     Blister packaging is a common method of displaying consumer products for sale in hardware stores, convenience stores, warehouse stores, drug stores and similar retail outlets. Batteries, cosmetics, hardware items, electrical components, razor blades and toys are among the wide variety of products sold in a clear plastic blister or two-sided package. We design and manufacture machinery, marketed under the brand names Sencorp(R) and Armac(TM), that performs blister packaging by heat-sealing a clear plastic bubble, or blister, onto coated paperboard, or by sealing two-sided packages using heat or microwave technology. Our blister packaging systems are primarily sold to manufacturers of the end products. We also produce a line of small scale blister sealers and a line of tablet pressing equipment used to test new materials and techniques, for quality control, laboratory or other small run uses. In addition, we sell parts and accessories for our proprietary machines and design and build special tools and dies used in custom applications of our thermoforming systems and rotary presses.

     DT PRECISION ASSEMBLY SEGMENT. The DT Precision Assembly segment designs, manufactures and integrates custom precision assembly systems, primarily for customers in the medical, electronics, consumer, bioscience and automotive markets. Integrated systems combine a wide variety of manufacturing technologies into a complete automated manufacturing system. Utilizing advanced computers, robotics, vision systems and other technologies, we provide a variety of capabilities, including systems integration, medium/high speed indexing, synchronous assembly, flexible/reconfigurable assembly, high speed precision assembly and cell control/data collection. We offer this variety of integrated systems for small or large and custom or standard applications. The standardized automation applications utilize various machine platforms and proprietary modular building blocks in carousel, in-line, rotary and robotic assembly systems, all of which facilitate time-sensitive, concurrent engineering projects where changes in tooling and processes can occur in an advanced stage of system design.

     DT ASSEMBLY AND TEST SEGMENT. The DT Assembly and Test segment designs and builds custom non-synchronous assembly systems, rotary dial assembly systems, electrified monorail material handling systems, fuel injection, engine and transmission test systems, and lean assembly systems primarily for customers in automotive-related and heavy equipment markets.

     Our custom machine building capabilities include engineering, project management, machining and fabrication of components, installation of electrical controls, final assembly and testing. A customer will usually approach us with a manufacturing objective, and we will work with the customer to design, engineer, assemble, test and install a machine to meet the objective. The customer often retains rights to the design after delivery of the machine because the purchase contract typically includes the design of the machine; however, we often reapply the engineering and manufacturing expertise gained in designing and building the machine in projects for other customers.

     We build an automated electrified monorail product offered in various capacity ranges from lightweight systems to systems transporting products weighing up to 8,800 pounds. This product can be applied to a variety of material handling applications ranging from delivery systems for the food industry to manufacturing processes involving manual and automation interfaces for engine assembly and testing. The benefits of this product include providing a clean, quiet, controlled transport with the flexibility to operate in a variety of processes and production rates.

     DT PACKAGING SYSTEMS SEGMENT. The DT Packaging Systems segment designs and builds proprietary machines and integrated systems utilized for packaging, liquid filling or tube filling applications that are marketed under individual brand names and manufactured for specific industrial applications using designs we own or license. Although these machines are generally cataloged as specific models, they are usually modified for specific customer requirements and often combined with other machines into integrated systems. Many customers also request additional accessories and features that typically generate higher revenues and enhanced profit opportunities. The equipment we manufacture includes bottle unscramblers, electronic and slat tablet counters, liquid fillers, cottoners, cappers and labelers, collators and cartoners, all of which can be sold as an integrated system or individual units. These machines are marketed under the brand names of

Kalish(TM), Lakso(R), Merrill(R), and Swiftpack(TM) and are primarily provided to customers in the pharmaceutical, nutritional, food, cosmetic, toy and chemical industries. We believe this equipment maintains a strong reputation among our customers for quality, reliability and ease of operation and maintenance. We also sell replacement parts and accessories for our substantial installed base of machines.

     We benefit from a substantial installed base of Lakso(R) and Merrill(R) slat counters in the aftermarket sale of slats. Slat counting machines use a set of slats to meter the number of tablets or capsules to be inserted into bottles. Each size or shape of tablet or capsule requires a different set of slats. In addition, the practice in the pharmaceutical industry is to use a different set of slats for each product, even if the tablets are the same size.

     NON-CORE BUSINESSES. During fiscal 2002, we sold the assets used to produce precision-stamped steel and aluminum components through stamping and fabrication operations for the heavy trucking, agricultural equipment, appliance, and electrical industries. These assets comprised our non-core businesses in fiscal 2001 and fiscal 2000.

MARKETING AND DISTRIBUTION

     Our machines and systems are sold primarily through our direct sales force. We have sales and service offices in the United States, England and Germany. Sales of machines and integrated systems require our sales personnel to have a high degree of technical expertise and extensive knowledge of the industry served. Our sales force consists of specialists in each primary market in which our machines and systems are sold. Each division has a sales force experienced in the marketing of the equipment and systems historically produced by its business. We believe that integration of proprietary technology and custom equipment into total production automation systems for selected industries provides us with expanded sales opportunities. Our machines and systems are also sold throughout the world to a lesser extent by manufacturers' representatives and sales agents.

RAW MATERIALS

     The principal raw materials and components used in the manufacturing of our machines and systems include carbon steel, stainless steel, aluminum, electronic components, pumps and compressors, programmable logic controls, hydraulic components, conveyor systems, visual and mechanical sensors, precision bearings and lasers. We are not dependent upon any one supplier for raw materials or components used in the manufacture of machines and systems. Certain customers specify sole source suppliers for components of custom machines or systems. We believe there are adequate alternative sources of raw materials and components of sufficient quantity and quality.

CUSTOMERS

     The majority of our sales are attributable to repeat customers, some of which have been our customers (including our acquired businesses) for over twenty years. We believe this repeat business is indicative of our engineering capabilities, the quality of our products and overall customer satisfaction. We have historically generated a substantial portion of our net sales from a relatively small number of customers. For example, Hewlett-Packard Company accounted for approximately 31% and 28% of our consolidated net sales during fiscal 2002 and fiscal 2001, respectively, and approximately 38% and 37% of our Automation segment's net sales during fiscal 2002 and fiscal 2001, respectively. No other customer accounted for 10% or more of our consolidated net sales or of our Automation or Packaging segment's net sales during fiscal 2002.

BACKLOG

     Our backlog is based upon customer purchase orders we believe are firm. As of June 30, 2002, we had $142.8 million of orders in backlog, which compares to a backlog of approximately $217.6 million as of June 24, 2001.

     Automation segment backlog was $119.8 million as of June 30, 2002, a decrease of $65.0 million, or 35.2%, from the prior year. The decrease in backlog reflects the high backlog of orders of automation systems at June 24, 2001 for a key customer in the electronics market. We have not been able to replace this work because the soft economy has adversely affected capital spending in most of our other markets. The lower backlog also reflects some trends in the industry, including shorter lead times and the placement of smaller customer orders. Backlog for the Packaging segment decreased $3.6 million, or 13.6%, to $23.0 million primarily due to softness across several packaging product lines.

     The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular report period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of quoted profit margin on the project. We believe most of the orders in our backlog as of June 30, 2002 will be recognized as sales during fiscal 2003.

COMPETITION

     The market for our machines and systems is highly competitive, with a large number of companies advertising the sale of production machines. However, the market for machinery and systems is fragmented and characterized by a number of industry niches in which few manufacturers compete. Our competitors vary in size and resources; most are smaller privately-held companies or subsidiaries of larger companies, some of which are larger than us, and none of which compete with us in all product lines. In addition, we may encounter competition from new market entrants. We believe that the principal competitive factors in the sale of our equipment and systems are quality, technology, on-time delivery, price and service. We believe that we compete favorably with respect to each of these factors.

ENGINEERING; RESEARCH AND DEVELOPMENT

     We maintain engineering departments at all of our manufacturing locations. In addition to design work relating to specific customer projects, our engineers develop new products and product improvements designed to address the needs of our target market niches and to enhance the reliability, efficiency, ease of operation and safety of our proprietary machines. We incurred research and development costs of approximately $3.4 million, $2.8 million and $4.9 million in fiscal 2002, 2001 and 2000, respectively. We expect our research and development costs to increase in fiscal 2003.

INTELLECTUAL PROPERTY RIGHTS

     We use a combination of trade secrets, trademarks, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect proprietary rights in our technology, manufacturing process and products. In the United States, we own and maintain the registered trademarks ATT(R), AMI 1(R), AMI 2(R), AssemblyFlex(R), Cord-Lock(R), Fabspec(R), Fillit(R), Force-Flo Feeder(R), Lakso(R), Merrill(R), Micro-Scan(R), Mid-West(R), Mid-West Automation(R), MWA(R) and design, Oscar(R) and design, Pacer(R), Pharmaveyor(R), Reformer(R), Sencorp(R), Slat-Scan(R), TMC(R), Vali-Tab(R) and Versa-Press(R). We also own and maintain registrations for our trademarks in countries where the applicable products are sold and such registrations are considered necessary to preserve our proprietary rights therein. We also have the rights to use the unregistered trademarks AMI(TM), Armac(TM), F.A.S.T.(TM), Hartridge(TM), Kalish(TM), Peer(TM), Stokes(TM) and Swiftpack(TM). All of the trademarks listed above are used in connection with the marketing of our machines and systems.

     We apply for and maintain United States and foreign patents when we believe they are necessary to maintain our interest in inventions, designs and improvements. We do not believe that any single patent or group of patents is material to our business, nor do we believe that the expiration of any one or a group of our patents would have a material adverse effect upon our business or ability to compete in our business. We believe that our existing patent and trademark protection, however, provides us with a modest competitive advantage in the marketing and sale of our proprietary products.

ENVIRONMENTAL AND SAFETY REGULATION

     We are subject to environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. We are also subject to the federal Occupational Safety and Health Act and state safety and health statutes. Costs of compliance with environmental, health and safety requirements have not been material to date, and we believe we are in material compliance with all such applicable laws and regulations.

EMPLOYEES

     As of June 30, 2002, we had approximately 1,700 employees. None of our employees are covered under collective bargaining agreements. We consider our relations with employees to be good.

RISKS RELATED TO OUR BUSINESS

     The following risks, uncertainties and other factors could have a material adverse affect on our business, financial condition, operating results and growth prospects.

OUR INDEBTEDNESS AND OBLIGATIONS UNDER THE PREFERRED SECURITIES OF OUR WHOLLY-OWNED SUBSIDIARY TRUST COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

     As of August 31, 2002, our total indebtedness, plus our obligations under the preferred securities of our wholly-owned subsidiary trust (the sole asset of which is our junior subordinated debentures), was approximately $79.3 million. We expect to incur additional indebtedness in the future to fund our operations and capital expenditures. Our indebtedness and obligations under the trust preferred securities could adversely affect our financial health by:

     - limiting our ability to obtain additional financing that we may need to operate and develop our business;

     - requiring us to dedicate or reserve a substantial portion of our cash flow from operations to service our debt and other obligations, which reduces the funds available for operations and future business opportunities;

     - increasing our vulnerability to a downturn in general economic conditions or other adverse events in our business;

     - increasing our vulnerability to increases in interest rates because our borrowings under our senior credit facility are at variable interest rates; and

     - making us more leveraged than certain competitors in our industry, which could place us at a competitive disadvantage.

     Our senior credit facility matures on July 2, 2004 and we have periodic commitment reductions of $1.5 million per quarter commencing September 30, 2002 while the senior credit facility is outstanding. In addition, the preferred securities of our wholly-owned subsidiary trust and our related junior subordinated debentures are scheduled to mature on May 31, 2008 and, although they may be deferred until such maturity date, we are obligated to make cash distributions on these securities beginning on July 2, 2004 for at least one quarter to qualify to defer subsequent distributions after the quarter ending September 30, 2004. If the cash flow from our operating activities is insufficient to meet our obligations under the senior credit facility and the trust preferred securities, we may need to delay or reduce capital expenditures, restructure or refinance our debt, sell assets or seek additional equity capital. For example, if we had not consummated our financial recapitalization transaction on June 20, 2002, whereby we extended the maturity of our senior credit facility and used proceeds from a private placement of common stock to repay outstanding indebtedness of approximately $18.5 million under our senior credit facility, we would not have been able to make the approximately $48.8 million lump sum payment that would otherwise have been due on July 2, 2002. In addition, the sale of assets for approximately $24.4 million in fiscal 2002, coupled with the cash provided by operations of approximately $55.4 million in fiscal 2002 that reflected our working capital management program, enabled us to make scheduled reductions of approximately $58.5 million and cash interest payments of approximately $9.0 million under our senior credit facility in fiscal 2002. Delaying or reducing capital expenditures, restructuring or refinancing our debt, selling assets and/or raising additional equity capital, however, may not be sufficient to allow us to service our debt and other obligations in the future. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all. If we do not have sufficient funds to satisfy our obligations under our senior credit facility and the trust preferred securities, we may not be able to continue our operations as currently anticipated.

THE COVENANTS AND RESTRICTIONS UNDER OUR SENIOR CREDIT FACILITY COULD LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY.

     Under the terms of our senior credit facility, we must maintain minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and quarterly net worth, not exceed annual capital expenditure limitations and comply with various financial performance ratios. We may not be able to comply with these covenants. For example, as a result of our financial performance in fiscal 2002, we failed to satisfy the minimum trailing twelve-month EBITDA and maximum funded debt to EBITDA financial covenants under the facility. In connection with our recapitalization transaction completed on June 20, 2002, we obtained waivers from our lenders for the failure to comply with those covenants, and our lenders established new covenants commencing with the first quarter of fiscal 2003. We also exceeded our capital expenditure limitation under the facility for the fourth quarter of fiscal 2002. We obtained a waiver from our lenders for our failure to comply with this provision. Any other failure to comply with the covenants in our credit facility could trigger an event of default that, if not waived or cured, would entitle our lenders to, among other things, accelerate the maturity of the debt outstanding under our senior credit facility so that it is immediately due and payable. In addition, no further borrowings would be available under the revolving portion of our senior credit facility. If our indebtedness is accelerated, we may not have sufficient funds to satisfy our obligations and we may not be able to continue our operations as currently anticipated.

     In addition, our senior credit facility contains restrictive covenants that could limit our ability to engage in transactions that we believe are in our long-term best interest, including the following:

     - certain types of mergers or consolidations;

     - paying dividends or other distributions to our securityholders;

     - making investments;

     - selling or encumbering assets;

     - changing lines of business;

     - borrowing additional money; and

     - engaging in transactions with affiliates.

These restrictions could limit our ability to react to changes in our operating environment or take advantage of business opportunities.

OUR BORROWING BASE OF ASSETS MAY NOT BE SUFFICIENT TO PERMIT US TO BORROW SUFFICIENT FUNDS UNDER OUR SENIOR CREDIT FACILITY TO OPERATE OUR BUSINESS.

     All advances and letters of credit in excess of $53.0 million made under the revolver portion of our senior credit facility and letters of credit are subject to a monthly asset coverage test based on eligible accounts receivable and eligible inventory. Under this test, we may not always have the ability to borrow up to the amount by which the credit facility's commitment exceeds $53.0 million. Furthermore, our borrowing base of assets may not be sufficient in the future to permit us to borrow sufficient funds to operate our business and meet our capital resources needs, including as a result of our periodic commitment reduction obligations under the credit facility being applied against our borrowing base of assets.

WE REPORTED AN OPERATING LOSS FOR OUR 2001 AND 2002 FISCAL YEARS AND MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY IN THE NEAR FUTURE.

     We reported a restated operating loss of approximately $66.8 million for the fiscal year ended June 24, 2001 and an operating loss of approximately $1.8 million for the fiscal year ended June 30, 2002. We are implementing a plan to restructure our business by consolidating manufacturing and fabrication operations, establishing four business segments and reducing our workforce. We are focused on improving operational performance through greater use of risk assessment techniques, higher quality and more detailed project proposals, a strengthening of the skill set in applications, engineering and project management, and an increased focus on working capital management. To the extent that our corporate restructuring and focus on operational improvements do not generate the cost savings or net sales that we anticipate, we may continue to incur losses and may not achieve profitability in the near future. Furthermore, if we achieve profitability in the near future, we may not be able to sustain it.

WE HAVE A NUMBER OF DIFFERENT OPERATING DIVISIONS AND MANUFACTURING FACILITIES AND MAY HAVE DIFFICULTY ESTABLISHING EFFECTIVE INTERNAL AND DISCLOSURE CONTROLS AND CONDUCTING OUR OPERATIONS ON AN INTEGRATED BASIS.

     Upon completion of our corporate restructuring, we will have six operating divisions with 12 manufacturing facilities within four business segments. Some of our operating facilities have different systems, internal and disclosure controls and procedures in various operational and financial areas that we are in the process of rationalizing and integrating. We will need to continue to upgrade and modify our financial, information and management systems and controls to ensure uniform compliance with corporate procedures and policies and accurate and timely reporting of financial data and required company disclosure. This may be difficult because we have facilities in the United Kingdom, Germany and six different states in the United States. If we are unable to fully integrate our operations and improve our internal and disclosure controls smoothly, quickly, successfully, or at all, we will not achieve the efficiency, results and capabilities that the rationalization and consolidation of our operations are designed to accomplish.

A DOWNTURN IN GENERAL ECONOMIC CONDITIONS AND THE ECONOMIC CONDITION OF THE MARKETS THAT WE SERVE HAS MATERIALLY ADVERSELY AFFECTED, AND MAY FURTHER MATERIALLY ADVERSELY AFFECT, OUR REVENUES.

     Our revenues and results of operations are susceptible to negative trends in the general economy and the markets that we serve that affect capital spending. For example, the slowing of the U.S. economy and the effects of the events of September 11, 2001 have resulted in restrained customer capital spending, which has adversely affected sales of our equipment to the pharmaceutical and nutritional, plastics packaging, automotive, heavy trucks and other industries. A prolonged economic slowdown or continued economic uncertainty could cause our customers to further reduce or delay orders for our products or delay payment for our delivered products. If this occurs, our revenues and cash flows could be further materially adversely affected.

WE MAY NOT RECOGNIZE AS SALES A MATERIAL AMOUNT OF THE ORDERS IN OUR BACKLOG, WHICH WOULD MATERIALLY HARM OUR BUSINESS.

     Our backlog was $142.8 million as of June 30, 2002. Our backlog is based upon customer purchase orders that we believe are firm. The level of our backlog at any current time, however, is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many of our purchase orders are subject to cancellation by the customer upon notification and certain purchase orders are subject to delays in completion and shipment at the request of the customer. Although we have historically recognized as sales almost all of the orders in our backlog, our ability to recognize as sales in fiscal 2003 the orders in our backlog as of June 30, 2002 could be adversely affected if a continued downturn or continued uncertainty in the economic condition of the markets we serve causes our customers in those markets to cancel purchase orders due to poor demand for their products and their need to restrain capital spending. If we fail to recognize a material amount of our backlog, our net sales would be materially harmed.

OUR OVERALL PERFORMANCE AND QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Our net sales and results of operations have varied significantly from quarter to quarter. We expect large fluctuations in our future quarterly operating results due to a number of factors, including:

     - the level of product and price competition;

     - the length of our sales cycle and manufacturing processes;

     - the size and timing of individual projects;

     - the timing of satisfying milestones in order to recognize revenue for percentage of completion projects;

     - the mix of customized projects, which tend to have lower gross margins due to the difficulty in estimating the cost and pricing of less proven concepts, and repeat and standard projects, which tend to have higher margins, due to experience in estimating the cost and price of proven concepts;

     - the size and timing of significant pre-tax charges, including for goodwill impairment, the write-down of assets, such as for excess and obsolete inventories and doubtful account receivables, warranty-related costs and restructuring charges, such as costs for severance, idle facilities and personnel relocation;

     - defects and other product quality problems;

     - the timing of new product introductions and enhancements by us and our competitors;

     - customers' fiscal constraints and related demand for our equipment and systems;

     - changes in foreign currency exchange rates, including for the Euro and the British Pound; and

     - general economic conditions.

As a result of these and other factors, many of which are beyond our control, our results of operations for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year. These fluctuations in our quarterly results could cause our quarterly earnings to fall below market expectations, which in turn could adversely affect the market price of our common stock.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO ACCURATELY ESTIMATE THE MATERIAL AND LABOR COSTS OR DURATION OF A PROJECT OR FAIL TO COMMUNICATE CHANGES TO THESE SPECIFICATIONS TO OUR CUSTOMERS.

     We derive almost all of our net sales from the sale and installation of equipment and systems pursuant to fixed-price contracts. Because of the complexity or customized nature of many of our projects, accurately estimating the material and labor costs of a particular project can be a difficult task. If we fail to accurately estimate the costs of projects during the bidding process, we could be forced to devote additional materials and labor hours to these projects for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on a project, this could reduce the profitability of, or result in a loss on, the project. In the past, we have, on occasion, engaged in significant negotiations with customers regarding changes to the costs or duration of specific projects. To the extent we do not sufficiently communicate to our customers, or our customers fail to adequately appreciate, the nature and extent of any of these changes to a project, our reputation may be harmed and we may suffer losses on the project. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control. Our business could be materially adversely affected if we incur significant liquidated damages due to not satisfying projects' schedules.

THE LOSS OF, OR REDUCED PURCHASE ORDERS FROM, A KEY CUSTOMER COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS BECAUSE WE DEPEND ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR NET SALES.

     We have historically generated a substantial portion of our net sales from a relatively small number of customers. For example, Hewlett-Packard Company accounted for approximately 31% and 28% of our consolidated net sales during fiscal 2002 and fiscal 2001, respectively. The loss of, or reduced orders for products from, one or more of our significant customers, including Hewlett-Packard, could have a material adverse impact on our future operating results. In addition, a delay in purchase orders from, or completion of projects for, one or more of our significant customers, including Hewlett-Packard, could have a material adverse impact on our operating results in a particular quarterly period. Our reliance on a limited number of customers also magnifies the risks of not being able to collect accounts receivable from any one customer.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE EXPERIENCE EXCESS PRODUCT WARRANTY OR LIABILITY CLAIMS.

     We are subject to warranty claims in the ordinary course of our business. Although we maintain reserves for such claims, the warranty expense levels may not remain at current levels or our reserves may not be adequate. A large number of warranty claims exceeding our current warranty expense levels could materially harm our business. In addition, we are subject to product liability claims from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of our products. Any resolution of these claims in a manner adverse to us could have an adverse effect on our business, financial condition and results of operations. These claims may also be costly to defend against and may divert the attention of our management and resources in general.

INTENSE COMPETITION IN OUR INDUSTRY COULD IMPAIR OUR ABILITY TO GROW AND ACHIEVE PROFITABILITY.

     The market for our automation and packaging machines and systems is highly competitive. Our competitors vary in size and resources, some of which are larger than we are and have access to greater resources than we do. As a result, our competitors may be in a stronger position to respond more quickly to changes in customer needs and may be able to devote more resources to the development, marketing and sale of their products than we can. We may also encounter competition from new market entrants. We may not be able to compete effectively with current or future competitors, which could impair our ability to grow and achieve profitability.

OUR FAILURE TO RETAIN KEY PERSONNEL MAY NEGATIVELY AFFECT OUR BUSINESS.

     Our success depends on our ability to retain senior executives and other key employees who are critical to our continued development and support of our products, the management of our diverse operations and our ongoing sales and marketing efforts. The loss of key personnel could cause disruptions in our operations, the loss of existing customers, the loss of key information, expertise and know-how, and unanticipated additional recruitment and training costs. Furthermore, our amended senior credit facility provides that an event of default will exist under the facility if any two of Stephen J. Perkins, our President and Chief Executive Officer, John M. Casper, our Senior Vice
President -- Finance and Chief Financial Officer, and John F. Schott, our Chief Operating Officer, are no longer employed by, and fulfilling their current positions with, us, other than as a result of their death, disability or our board of directors exercising its fiduciary duty. Thus, under these circumstances, if we lose any two of these senior executives, our lenders could accelerate the maturity of the debt outstanding under our senior credit facility unless we obtain satisfactory replacement executives.

IF WE DECIDE TO SELL ANY OF OUR BUSINESSES OR DISCONTINUE ANY OF OUR OPERATIONS AND DO NOT SUCCESSFULLY ADDRESS THE ASSOCIATED RISKS, OUR ABILITY TO COMPETE, OPERATE EFFICIENTLY AND OTHERWISE REALIZE THE EXPECTED BENEFITS OF SUCH A TRANSACTION MAY BE IMPAIRED.

     In connection with our corporate integration plan and to generate cash to help us meet our debt obligations, in fiscal 2002 we disposed of our Detroit Tool Metal Products, Scheu & Kniss and Hansford Parts and Products businesses, closed facilities in Montreal, Quebec, Rochester New York and Bristol, Pennsylvania and consolidated our Swiftpack and C.E. King operations. Although we currently do not expect to sell any of our other businesses or discontinue any of our other operations in the near future, we may decide to do so if we believe such actions would further improve our operational efficiency, decide to change the focus of our business strategy or need to generate cash. In the case of the disposition of a business, we may not be able to identify buyers who are willing to pay acceptable prices or agree to acceptable terms. For example, we pursued the sale of our Stokes business in 2001, but were unable to consummate the disposition due to adverse market conditions and instead closed the facility in Bristol, Pennsylvania and combined Stokes' manufacturing operations with our DT Converting Technologies facility in Hyannis, Massachusetts in 2002. The sale of a business and discontinuing operations involve a number of special risks and challenges, including:

     - diversion of management's attention;

     - expenses incurred to effect the transactions;

     - difficulties in implementing a new business strategy with which we may have little experience;

     - employees' uncertainty about their role with the continuing operations of the business and a lack of employee focus due to distractions of a transaction;

     - a reduction of recurring costs that may not exceed the reduction of recurring revenues; and

     - incurring substantial non-recurring charges, such as for severance, asset write-offs and future facility lease costs, or a net loss on the disposal of assets.

If we decide to sell any of our businesses or discontinue any of our operations and do not successfully address the associated risks, our ability to compete, operate efficiently and otherwise realize the expected benefits of such a transaction may be impaired.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL AND EMPLOYEE SAFETY AND HEALTH REGULATIONS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITIES AND COMPLIANCE EXPENDITURES.

     We are subject to various federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, storage tanks and solid and hazardous waste disposal at our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health regulations are comprehensive, complex and frequently changing. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters and employee safety and health issues. These proceedings and investigations could result in substantial costs to us, divert our management's attention and, if it is determined we are not in compliance with applicable laws and regulations, result in significant liabilities, fines or the suspension or interruption of our manufacturing activities. Future events, such as changes in existing laws and regulations, new laws and regulation or the discovery of conditions not currently known to us, could create substantial compliance or remedial liabilities and costs.

WE INCURRED SIGNIFICANT PRE-TAX CHARGES RELATED TO GOODWILL IMPAIRMENT AND THE WRITE-DOWN OF ASSETS DURING FISCAL 2001, AND IF WE INCUR SIMILAR SIGNIFICANT CHARGES IN THE FUTURE OUR OPERATING RESULTS AND BORROWING BASE MAY BE MATERIALLY ADVERSELY AFFECTED.

     During fiscal 2001, we recorded an impairment charge of approximately $38.2 million after determining that the goodwill associated with five of our divisions had been impaired and wrote down approximately $21.8 million of assets primarily due to excess and obsolete inventory and accounts receivable write-offs. As of June 30, 2002, our goodwill balance of approximately $125.5 million represented approximately 41% of our total assets. In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which we early adopted in the first quarter of fiscal 2002. SFAS 142 requires, among other things, the discontinuance of the amortization of goodwill and the introduction of, at a minimum, annual impairment testing in its place. In connection with such impairment testing in the future, we may determine that the carrying value of our goodwill is impaired. If we are required to significantly write-down the carrying value of goodwill in accordance with SFAS 142 in the future, or write-down significant assets in the future due to unsalable inventory or difficulties in collecting accounts receivable, our operating results may be materially adversely affected and the borrowing base under our senior credit facility may be significantly reduced.

THE RESTATEMENTS OF OUR HISTORICAL FINANCIAL RESULTS DURING FISCAL 2002 AND FISCAL 2000 HAVE ADVERSELY AFFECTED OUR MANAGEMENT'S ABILITY TO FOCUS ON OPERATING THE COMPANY AND OUR REPUTATION AND RESULTED IN AN SEC INVESTIGATION; ANY FURTHER RESTATEMENTS IN THE FUTURE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY, ABILITY TO OPERATE AND COMMON STOCK PRICE AND RESULT IN MATERIAL LIABILITIES.

     As discussed in "Business -- Recent Restatement of Historical Financial Results," we have restated our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," in fiscal 2000, we were also required to restate our audited consolidated financial results for the fiscal years 1997, 1998 and 1999, as well as our unaudited consolidated financial results for the first three quarters of fiscal 2000. The restatements were the result of improper accounting entries made by controllers at three of our divisions. These restatements have diverted management's attention from our ongoing operations, generated significant accounting and legal expenses and harmed our reputation with investors and possibly customers. In addition, the restatement in fiscal 2000 harmed our relationship with our lenders and led to a class action lawsuit that has since been dismissed. As discussed in "Legal Proceedings," the Securities and Exchange Commission (the "Commission") is currently conducting an investigation into the accounting practices that led to these restatements. We cannot predict the length or outcome of the investigation at this time.

     Although we continue to improve our internal controls and accounting staff at our divisions, we may experience accounting and financial reporting problems at our subsidiaries in the future, which could have a material adverse impact on our consolidated financial statements. If we are not able to hire competent, trustworthy accounting staff at our divisions and continue to upgrade and modify our internal controls so as to avoid these accounting issues and similar restatements in the future, our access to our senior credit facility and ability to obtain other financing, as well the price of our common stock and our ability to maintain the listing of our common stock on the Nasdaq Stock Market, may be materially adversely affected, we may face securities class action lawsuits and the Commission may impose significant penalties against us.

HOLDERS OF OUR COMMON STOCK ARE SUBORDINATED TO THE HOLDERS OF PREFERRED SECURITIES OF OUR WHOLLY-OWNED SUBSIDIARY TRUST AND WOULD BE DILUTED UPON CONVERSION OF THE TRUST PREFERRED SECURITIES INTO COMMON STOCK.

     Our wholly-owned subsidiary trust currently has issued and outstanding $35.0 million of preferred securities. These trust preferred securities represent undivided beneficial ownership interests in the trust, the sole assets of which are a related aggregate principal amount of our junior subordinated debentures. We have guaranteed the payment of distributions and payments on liquidation of the trust or the redemption of the trust preferred securities. Through this guarantee, our junior subordinated debentures, the debentures' indenture and the trust's declaration of trust, taken together, we have fully, irrevocably and unconditionally guaranteed all of the trust's obligations under the trust preferred securities. Thus, while the trust preferred securities are not included in liabilities for financial reporting purposes and instead appear on our consolidated balance sheet between liabilities and stockholders' equity, they represent obligations of DTI that rank senior in right of payment to our common stock. Therefore, upon the bankruptcy, liquidation or winding up of the operations of DTI, holders of the trust preferred securities would be paid before holders of our common stock. In addition to having a preference senior to our common stock, the trust preferred securities are convertible into an aggregate of 2,500,000 shares of common stock. The issuance of these shares of common stock would dilute the ownership and voting interest in DTI of existing stockholders.

ITEM 2.  PROPERTIES

     Our administrative headquarters are located in Dayton, Ohio where we lease approximately 27,000 square feet of space. This lease expires on August 1, 2016. Set forth below is certain information with respect to our manufacturing facilities as of the date of this Annual Report.

                                      SQUARE
                                      FOOTAGE      OWNED/
LOCATION                           (APPROXIMATE)   LEASED    LEASE EXPIRATION                   PRODUCTS
--------                           -------------   ------   ------------------                  --------
DT MATERIAL PROCESSING SEGMENT
  Lebanon, Missouri(1)(2)........     324,000      Owned                         Special machines, integrated systems,
                                                                                 tools and dies
  Benton Harbor,
    Michigan(1)(2)...............      71,500      Owned                         Resistance and arc welding equipment
                                                                                 and systems
  Hyannis, Massachusetts(3)......     155,000      Leased    June 25, 2012(4)    Plastics processing equipment and
                                                                                 rotary presses
DT PRECISION ASSEMBLY SEGMENT
  Buffalo Grove, Illinois(1).....     212,000      Leased    July 31, 2003(5)    Integrated precision assembly systems
  Erie, Pennsylvania(1)(2).......      56,000      Owned                         High-speed assembly systems
DT ASSEMBLY AND TEST SEGMENT
  Buckingham, England(1).........     151,000      Owned                         Integrated assembly and testing systems
  Dayton, Ohio(1)................     162,000      Leased    July 1, 2016(4)     Integrated assembly and testing systems
  Livonia, Michigan(1)...........      86,000      Leased     July 31, 2003      Integrated assembly and testing systems
  Neuwied, Germany(1)............      33,000      Leased   September 13, 2003   Integrated assembly and testing systems
  Saginaw, Michigan(1)(2)........      91,000      Owned                         Integrated assembly and testing systems
DT PACKAGING SYSTEMS SEGMENT
  Leominster, Massachusetts(3)...     105,000      Leased   March 27, 2006(4)    Tablet packaging equipment and systems
  Alcester, England(3)...........      22,000      Owned(6)                      Electronic counters

---------------

(1) This facility was part of our Automation segment through fiscal 2002.

(2) This property secures our senior credit facility.

(3) This facility was part of our Packaging segment through fiscal 2002.

(4) We have an option to renew this lease for two additional five-year terms.

(5) We have an option to renew this lease for one additional five-year term.

(6) We have negotiated a sale/leaseback of this property and are in the process of consummating this transaction.

     We do not anticipate any significant difficulty in leasing alternate space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of our leased properties. We believe that our principal owned and leased manufacturing facilities have sufficient capacity to accommodate future internal growth without major capital improvements.

ITEM 3.  LEGAL PROCEEDINGS

     Following our announcements in August and September 2000 of the restatements of previously reported financial statements, DTI, our Kalish subsidiary and certain of their directors and officers were named as defendants in five complaints in putative class action lawsuits. During fiscal 2001, these actions were consolidated into a single class action styled In re DT Industries, Inc. Securities Litigation and an amended complaint was filed (the "Securities Action") adding our Sencorp subsidiary and certain additional officers and directors as defendants. As of the end of fiscal 2002, the Securities Action was pending in the United States District Court for the Western District of Missouri (the "Court"). The Consolidated Amended Complaint asserted causes of action under Section 10(b), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, and alleged, among other things, that the accounting adjustments caused our previously issued financial statements to be materially false and misleading. The

Consolidated Amended Complaint also sought damages in an unspecified amount and was purported to be brought on behalf of purchasers of our common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000.

     On October 4, 2001, the Court granted our motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. The plaintiffs filed their Second Amended Consolidated Class Action Complaint on January 25, 2002 (the "Second Complaint"), thereby reviving the Securities Action. On March 11, 2002, DTI and the other defendants filed a motion to dismiss the Second Complaint.

     The Court granted our motion to dismiss the Second Complaint, with prejudice, on July 16, 2002. Pursuant to the Court's dismissal order, all defendants were dismissed and a judgment was entered in favor of the defendants. The plaintiffs did not appeal the Court's decision, so the Court's dismissal order is final and non-appealable, and the plaintiffs can neither further amend their complaint nor submit a new complaint in connection with the above-referenced restatements.

     The staff of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the accounting practices at our Kalish and Sencorp subsidiaries that led to the restatements of our consolidated financial statements for fiscal years 1997, 1998 and 1999 and the first three quarters of fiscal 2000, as well as the issues at AMI that led to the accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999 and to our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002. We are cooperating fully with the Commission in connection with its investigation and cannot currently predict the duration or outcome of the investigation.

     In November 1998, pursuant to the agreement by which we acquired Kalish, Mr. Graham L. Lewis, a former executive officer and director of DTI, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the prior restatement due to accounting practices at Kalish, we believe that the additional payment should not have been made. During fiscal 2001, we commenced legal action against Mr. Lewis in Superior Court, Civil Division in Montreal, Quebec to recover this payment and certain bonuses paid to Mr. Lewis. Mr. Lewis has counter-sued for wrongful termination and is seeking to recover monetary damages, including severance, loss of future income, emotional distress and harm to reputation, equal to $2.8 million Canadian dollars. There has been no discovery in these actions. Management believes that our suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit. We intend to pursue vigorously our claims against Mr. Lewis and defend against his counter-suit.

     Product liability claims are asserted against us from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of our products. There are currently 10 such claims either pending or, to our knowledge, that may be asserted against us. We do not believe that the resolution of these claims, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow. Product liability claims are covered by our comprehensive general liability insurance policies, subject to certain deductible amounts. We have established reserves for these deductible amounts, which we believe to be adequate based on our previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on our financial condition, results of operations or cash flow.

     In addition to product liability claims, from time to time we are the subject of legal proceedings, including involving employee, commercial, general liability and similar claims, that are incidental to the ordinary course of our business. There are no such material claims currently pending. We maintain comprehensive general liability insurance that we believe to be adequate for the continued operation of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We held a Special Meeting of Stockholders on June 19, 2002 at which the following matters were voted upon:

          1. Proposal to approve our sale of 7,000,000 shares of common stock at a purchase price of $3.20 per share in a private placement (the "Private Placement"). The vote to approve the Private Placement was 6,653,314 for, 813,405 against, and an aggregate of 563,053 abstentions and broker non-votes.

          2. Proposal to approve our issuance of 6,260,658 shares of common stock in exchange for $35,000,000 of outstanding preferred securities of our subsidiary trust, plus $15,085,254 of accrued and unpaid cash distributions, at an exchange price of $8.00 per share (the "TIDES Exchange"). The vote to approve the TIDES Exchange was 8,001,960 for, 22,462 against, and an aggregate of 5,350 abstentions and broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

     Our common stock is quoted on the Nasdaq National Market under the symbol "DTII". As of September 20, 2002, the number of record holders of common stock was 97. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. We believe that the number of beneficial owners of the shares of common stock issued and outstanding at such date was approximately 1,100.

     The following table sets forth, for the quarters indicated, the high and low sales prices for our common stock as reported by The Nasdaq Stock Market.

                                                              SALES PRICES
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2002
Fourth quarter..............................................  $4.86   $2.88
Third quarter...............................................   6.00    3.05
Second quarter..............................................   6.33    5.34
First quarter...............................................   7.66    4.67

FISCAL 2001
Fourth quarter..............................................  $6.05   $2.75
Third quarter...............................................   3.88    2.38
Second quarter..............................................   4.63    3.25
First quarter...............................................  10.25    8.44

DIVIDENDS

     We did not pay or declare any cash dividends on our common stock in fiscal 2001 or 2002. Our senior credit facility and the indenture governing our convertible junior subordinated debentures currently prohibit us from declaring or paying a cash dividend on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On June 20, 2002, we sold 7,000,000 shares of common stock for an aggregate cash purchase price of $22,400,000 in a private offering to 25 institutional purchasers, each of which was an existing stockholder or affiliate of an existing stockholder and each of which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). These shares were sold in reliance on the exemption from registration provided in Rule 506 under the Securities Act. We paid a placement agent fee of $675,000 to William Blair & Company in connection with this offering.

     On June 20, 2002, we issued 6,260,658 shares of common stock to the holders of preferred securities of our subsidiary trust. Each of these holders is an accredited investor. These shares were issued in exchange for $35,000,000 of outstanding trust preferred securities, plus $15,085,254 of accrued and unpaid cash distributions thereon, at an exchange price of $8.00 per share. These shares were issued in reliance on the exemption from registration provided in Rule 506 under the Securities Act.

     On June 20, 2002, we amended the terms of the remaining $35,000,000 of trust preferred securities by reducing their conversion price from $38.75 per share to $14.00 per share, shortening their maturity from May 31, 2012 to May 31, 2008 and providing that interest does not accrue during the period from March 31, 2002 until July 2, 2004. These remaining trust preferred securities are held by accredited investors. To the extent these amendments are deemed to constitute the issuance of new securities, this transaction was also completed in reliance on the exemption from registration provided in Rule 506 under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this Annual Report. For fiscal years 2001, 2000 and 1999, we have presented a comparison of previously reported and restated selected financial data due to the accounting adjustments at AMI described under "Business -- Recent Restatement of Historical Financial Results." The pro forma consolidated statement of operations data for the fiscal year ended June 30, 2002 reflects the impact of the financial recapitalization transaction that we completed on June 20, 2002 and is described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Recapitalization" on our consolidated statement of operations data for the fiscal year ended June 30, 2002, as if the financial recapitalization transaction had occurred at the beginning of the fiscal year. Because we completed the financial recapitalization transaction on June 20, 2002, the impact of the transaction is reflected in our consolidated balance sheet data as of June 30, 2002.

                                                                        FISCAL YEAR ENDED
                                             -----------------------------------------------------------------------
                                                                                   JUNE 24,                JUNE 25,
                                                                       JUNE 30,      2001      JUNE 24,      2000
                                                                         2002         AS         2001         AS
                                             JUNE 30,                    PRO      PREVIOUSLY      AS      PREVIOUSLY
                                               2002     ADJUSTMENT      FORMA      REPORTED    RESTATED    REPORTED
                                             --------   ----------     --------   ----------   --------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales..................................  $326,276          --      $326,276    $511,102    $511,102    $464,285
Cost of sales..............................   261,011          --       261,011     434,357     437,017     374,091
                                             --------    --------      --------    --------    --------    --------
Gross profit...............................    65,265          --        65,265      76,745      74,085      90,194
Selling, general and administrative
 expenses..................................    55,603          --        55,603      90,494      90,494      79,852
Goodwill impairment........................        --          --            --      38,219      38,219          --
Restructuring charge.......................    10,332          --        10,332       3,694       3,694          --
Net loss on disposal of assets.............     1,128          --         1,128       8,473       8,473          --
                                             --------    --------      --------    --------    --------    --------
Operating income (loss)....................    (1,798)         --        (1,798)    (64,135)    (66,795)     10,342
Interest expense, net......................    12,198      (1,665)(2)    10,533      14,891      14,891      10,305
Dividends on Company -- obligated,
 mandatorily redeemable convertible
 preferred securities of subsidiary DT
 Capital Trust.............................     4,834      (3,230)(3)     1,604       5,506       5,506       5,146
                                             --------    --------      --------    --------    --------    --------
Income (loss) before income taxes..........   (18,830)      4,895       (13,935)    (84,532)    (87,192)     (5,109)
Provision (benefit) for income taxes.......    (3,900)    1,860(4)       (2,040)    (13,189)    (14,120)       (519)
                                             --------    --------      --------    --------    --------    --------
Net income (loss)..........................  $(14,930)   $  3,035      $(11,895)   $(71,343)   $(73,072)   $ (4,590)
Gain on conversion of trust preferred
 securities, net of tax....................    16,587          --        16,587          --          --          --
                                             --------    --------      --------    --------    --------    --------
Income (loss) available to common
 stockholders..............................  $  1,657    $  3,035      $  4,692    $(71,343)   $(73,072)   $ (4,590)
                                             --------    --------      --------    --------    --------    --------
Income (loss) available to common
 stockholders per common share:
 (Diluted).................................  $   0.15    $   0.29      $   0.44    $  (7.01)   $  (7.18)   $  (0.45)
Weighted average common shares
 outstanding...............................    10,751          --        10,751      10,173      10,173      10,107
Cash dividends declared per common
 share(1)..................................        --          --            --          --          --          --

                                                          FISCAL YEAR ENDED
                                             -------------------------------------------
                                                         JUNE 27,
                                             JUNE 25,      1999      JUNE 27,
                                               2000         AS         1999
                                                AS      PREVIOUSLY      AS      JUNE 28,
                                             RESTATED    REPORTED    RESTATED     1998
                                             --------   ----------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales..................................  $464,285    $442,084    $442,084   $519,342
Cost of sales..............................   375,418     352,526     354,734    387,515
                                             --------    --------    --------   --------
Gross profit...............................    88,867      89,558      87,350    131,827
Selling, general and administrative
 expenses..................................    79,852      80,740      80,740     75,246
Goodwill impairment........................        --          --          --         --
Restructuring charge.......................        --       2,500       2,500         --
Net loss on disposal of assets.............        --          --          --      1,383
                                             --------    --------    --------   --------
Operating income (loss)....................     9,015       6,318       4,110     55,198
Interest expense, net......................    10,305       7,742       7,742      6,509
Dividends on Company -- obligated,
 mandatorily redeemable convertible
 preferred securities of subsidiary DT
 Capital Trust.............................     5,146       5,012       5,012      5,012
                                             --------    --------    --------   --------
Income (loss) before income taxes..........    (6,436)     (6,436)     (8,644)    43,677
Provision (benefit) for income taxes.......      (983)     (1,301)     (2,074)    16,792
                                             --------    --------    --------   --------
Net income (loss)..........................  $ (5,453)   $ (5,135)   $ (6,570)  $ 25,685
Gain on conversion of trust preferred
 securities, net of tax....................        --          --          --         --
                                             --------    --------    --------   --------
Income (loss) available to common
 stockholders..............................  $ (5,453)   $ (5,135)   $ (6,570)  $ 25,685
                                             --------    --------    --------   --------
Income (loss) available to common
 stockholders per common share:
 (Diluted).................................  $  (0.54)   $  (0.51)   $  (0.65)  $   2.10
Weighted average common shares
 outstanding...............................    10,107      10,149      10,149     13,621
Cash dividends declared per common
 share(1)..................................        --    $   0.08    $   0.08   $   0.08

                                                                                 AS OF
                                      -------------------------------------------------------------------------------------------
                                                  JUNE 24,                JUNE 25,                JUNE 27,
                                                    2001      JUNE 24,      2000      JUNE 25,      1999      JUNE 27,
                                                     AS         2001         AS         2000         AS         1999
                                      JUNE 30,   PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      JUNE 28,
                                        2002      REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED     1998
                                      --------   ----------   --------   ----------   --------   ----------   --------   --------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA
Costs and estimated earnings in
 excess of amounts billed on
 uncompleted contracts..............  $ 29,288    $ 92,000    $ 85,805    $ 94,925    $ 91,390    $ 65,806    $ 63,598   $ 67,469
Prepaid expenses and other..........     8,809      12,497      14,665      14,296      15,533      16,070      16,843      8,282
Goodwill............................   125,538     123,767     123,767     173,823     173,823     180,066     180,066    177,578
Working capital.....................    51,729      81,779      77,752     129,163     126,865      96,808      95,373    103,023
Total assets........................   308,410     414,701     410,674     481,070     478,772     453,265     451,830    451,700
Total debt..........................    56,521     132,722     132,722     126,857     126,857     104,593     104,593     90,011
Company -- obligated, mandatorily
 redeemable convertible preferred
 securities of subsidiary DT Capital
 Trust holding solely convertible
 junior subordinated debentures of
 the Company........................    35,401      80,652      80,652      75,146      75,146      70,000      70,000     70,000
Retained earnings (accumulated
 deficit)...........................   (25,922)     (6,965)    (10,992)     64,378      62,080      68,968      67,533     74,917
Stockholders' equity................   137,415      98,838      89,811     165,083     162,785     170,276     168,841    184,642

---------------

(1) Our senior credit facility and the indenture governing our convertible junior subordinated debentures currently prohibit us from declaring or paying a cash dividend on our common stock.

(2) Represents the reduction of interest expense resulting from using proceeds from the Private Placement to repay indebtedness of approximately $18.5 million under our senior credit facility. This amount has been calculated using the approximate average interest rate under the senior credit facility during fiscal 2002, which was 9%.

(3) Represents the reduction of trust preferred securities dividends resulting from the exchange of $35.0 million of outstanding trust preferred securities and approximately $15.1 million of accrued and unpaid distributions for common stock and the impact of the "distribution holiday" pursuant to which distributions on the remaining trust preferred securities will not accrue from April 1, 2002 through July 2, 2004. Annual dividend expense of $1,604 on the remaining trust preferred securities will be recorded reflecting an approximate effective yield of 4.6% over the life of the remaining trust preferred securities.

(4) Represents the reduction in income tax benefit resulting from the lower expenses explained in (2) and (3) above. The reduction in income tax benefit was calculated using our effective tax rate of 38% for fiscal 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a better understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and other factors, including those discussed under "Business -- Risk Factors," that could cause our actual results, performance, financial condition, liquidity, prospects and opportunities in fiscal 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

OVERVIEW

     We were formed through a series of acquisitions beginning with the initial acquisitions of Detroit Tool Group, Inc. and the Peer Division of Teledyne, Inc. in 1992. Subsequent to those transactions, we acquired a number of companies with proprietary products and manufacturing capabilities that had strong market and technological positions in the niche markets they served and furthered our goal of providing customers with a full range of integrated automated systems. These acquisitions expanded our base of customers and markets, creating greater opportunities for cross-selling among our various divisions.

     We primarily operated in two business segments through fiscal
2002 -- Automation and Packaging. Our Automation segment designed and built integrated systems for the assembly, test and handling of discrete products. Our Packaging segment manufactured tablet processing, counting and liquid filling systems and plastics processing equipment, including thermoforming, blister packaging and heat sealing. In the first and second quarters of fiscal 2002, we sold the assets comprising our non-core businesses that produced precision-stamped steel and aluminum components through our stamping and fabrication operations.

     At the end of fiscal year 2000, we discovered certain accounting errors at our Kalish, Inc. and Sencorp Systems, Inc. subsidiaries. As a result of these errors, we were required to restate our previously reported audited consolidated financial statements for fiscal years 1997, 1998 and 1999, as well as the previously reported unaudited consolidated financial information for the first three quarters of fiscal year 2000. In response to the accounting errors detected at Kalish and Sencorp, we appointed a new executive management team in 2001. Our new management team has been aggressively reviewing our business practices and procedures and implementing needed changes to position us for stability and profitability. We made significant progress in fiscal 2002 to return to financial health by engaging in asset sales to generate cash for debt reduction, modifying our operations in an effort to improve productivity and margins and, as part of a major financial recapitalization transaction described under "Liquidity and Capital Resources -- Recapitalization," negotiating an extension of our senior credit facility from July 2, 2002 to July 2, 2004. Furthermore, we began implementing the final steps of our corporate restructuring plan to contain costs and improve profitability by reducing our operations from 17 autonomous divisions with 22 manufacturing facilities as of January 1, 2001 to six operating divisions with 12 manufacturing facilities. This restructuring has included management changes at under-performing divisions, reductions in work force throughout our organization, the closing of facilities in Montreal, Quebec, Rochester, New York and Bristol, Pennsylvania, and the consolidation of our

Swiftpack and C.E. King operations. Also as part of this restructuring plan, we are reorganizing our operations into four business segments: Material Processing, Precision Assembly, Assembly and Test and Packaging Systems. This new structure is designed to allow us to streamline product offerings, capitalize on the combined strength of operating units, reduce overlap in the marketplace and improve capacity utilization, internal controls, financial reporting and disclosure controls. We are still implementing this integration plan and completing the systems required to provide, analyze, review and report results of operations for current and historical periods for our newly defined segments. We intend to begin reporting financial results for these four new business segments in our Form 10-Q for the fiscal quarter ended September 29, 2002.

     Almost all of our net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. We also derive net sales from the sale of spare and replacement parts and servicing installed equipment and systems. We recognize revenue under the percentage of completion method or upon delivery and acceptance in accordance with SAB 101.

     We principally utilize the percentage of completion method of accounting to recognize revenues and related costs for the sale and installation of equipment and systems pursuant to customer contracts. These contracts are typically engineering-driven design and build contracts of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. These contracts are generally for large dollar amounts and require a significant amount of labor hours with durations ranging from three months to over a year. Under the percentage of completion method, revenues and related costs are measured based on the ratio of engineering and manufacturing hours incurred to date compared to total estimated engineering and manufacturing labor hours. Any revisions in the estimated total costs of the contracts during the course of the work are reflected when the facts that require the revisions become known. The percentage of completion method of accounting is described below under "Critical Accounting Policies and Estimates -- Revenue
Recognition -- Percentage of Completion Method."

     For those contracts accounted for in accordance with SAB 101, we recognize revenue upon shipment (FOB shipping point). We utilize this method of revenue recognition for products produced in a standard manufacturing operation whereby the product is built according to pre-existing bills of materials, with some customisation occurring. These contracts are typically of shorter duration (one to three months) and have smaller contract values. The revenue recognition for these products follows the terms of the contracts, which calls for transfer of title at time of shipment after factory acceptance tests with the customer. If installation of the products is included in the contracts, revenue for the installation portion of the contract is recognized when installation is complete.

     Costs and related expenses to manufacture products, primarily labor, materials and overhead, are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Selling, general and administrative expenses primarily consist of salary and wages for employees, research and development costs, sales commissions and marketing and professional expenses. Prior to fiscal 2002, selling, general and administrative expenses also included goodwill amortization.

RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

     As publicly announced on August 6, 2002 (prior to the public announcement of our consolidated financial results for the fiscal year ended June 30, 2002), we discovered that we were required to make accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002, due to an overstatement of the balance sheet account entitled costs and estimated earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross margins recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary, a small facility located in Erie, Pennsylvania that has historically been part of our Automation segment. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6.5 million and increased the aggregate net loss after taxes reported during the impacted periods by $4.2 million. Our restated audited consolidated financial statements as of, and for the fiscal year ended, June 24, 2001 and our restated audited consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended June 25, 2000 are included on pages F-3 through F-6 and
Note 16 to the audited consolidated financial statements included herein. Restated selected consolidated financial data for those two fiscal years, as well as the fiscal year ended June 27, 1999, is included under "Item 6. Selected Financial Data." Restated unaudited consolidated quarterly financial data for the fiscal years ended June 30, 2002 and June 24, 2001 is included in Note 17 to the audited consolidated financial statements included herein.

     We discovered the accounting adjustments while beginning the transfer of the sales and accounting functions at AMI to our DT Precision Assembly segment headquarters in Buffalo Grove, Illinois in connection with the reorganization of our operations described in "Business -- Markets and Products." Our Board of Directors authorized the Audit and Finance Committee to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these accounting adjustments. The Committee retained Katten Muchin Zavis Rosenman ("KMZR") as special counsel, and KMZR engaged an independent accounting firm to assist in the investigation. In addition, we investigated whether similar issues existed at any of our other subsidiaries. As a result of the investigations, we believe that the accounting issues were confined to AMI and determined that the misstatement of the CIE account at AMI was primarily the result of the former controller of AMI, without instruction from, or the knowledge of, our management, (1) failing to properly account for manufacturing variances, (2) adding inappropriate costs to work-in-process amounts, (3) understating amounts billed and/or customer deposits and (4) failing to recognize certain losses, in each case on various projects during the relevant time period. Using these miscalculations of CIE, the former AMI controller made incorrect journal entries that were recorded in the books and records of AMI.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management has prepared the consolidated financial statements included herein in conformity with U.S. generally accepted accounting principles. Accordingly, management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the periods presented. The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating our reported financial results. Because of the uncertainty inherent in these matters, actual results could differ from estimates, judgments and assumptions we use in applying the critical accounting policies.

    Revenue Recognition -- Percentage of Completion Method

     We recognize a significant portion of our revenues and profits as contracts progress using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Under this method, estimated contract revenues and resulting gross profit are recognized based on labor hours incurred to date as a percentage of total estimated labor hours to complete the contract. We follow this method because we believe reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract profitability, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and purchased equipment. Additionally, external factors, such as customer needs and customer delays in providing approvals, may also affect the progress and estimated cost of a project's completion and thus the timing of profit and revenue recognition. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenues and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenues and profits. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident.

     Many of our contracts provide for termination of the contract at the convenience of the customer. In the event a contract is terminated at the convenience of the customer prior to completion, we will typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control. Losses on terminated contracts and liquidated damages have historically not been significant.

    Inventory Valuation

     We value our inventories at the lower of the actual cost to purchase or manufacture, which approximates the first-in, first-out (FIFO) method, or the current estimated market value. With regards to stock inventories, we regularly count quantities on hand and record a provision for excess and obsolete inventory based primarily on historical usage rates. With regards to finished goods inventories, we record market value reserves based on estimated forecasts of future product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, estimates of future product demand involve inherent uncertainties, which may result in additional charges related to excess and obsolete inventory. Therefore, any significant unanticipated changes in demand could have a significant impact on our level of inventory reserves and reported operating results.

    Accounts Receivable

     We perform ongoing credit evaluations of new and existing customers and constantly monitor customer payments via accounts receivable aging reports. We maintain an estimated allowance for doubtful accounts resulting from the inability of our customers to make required payments based upon historical experience and known customer collection issues. The allowance for doubtful accounts is reevaluated at each balance sheet date and adjusted based on information that impacts the estimates of uncollectible amounts. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates.

    Goodwill Impairment

     Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that we would consider important that could trigger an impairment review include the following:

     - significant underperformance of a segment or division relative to expected historical or projected future operating results;

     - significant negative industry or economic trends; and

     - significant changes in the strategy for a segment or division.

     In accordance with the provisions of SFAS 142, we derive a fair value for our reporting units, which represent the various components of our operating segments, and compare such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. For purposes of deriving the fair value of our reporting units, we utilize a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Our estimates of discounted cash flows may differ from actual cash flow due to, among other things, changes in economic conditions, changes to our business models, changes in our weighted average cost of capital, or changes in our operating performance. We will recognize an impairment charge to the extent that the implied fair value of the goodwill balances for the reporting units is less than the carrying value of such goodwill balances.

     Given that this impairment analysis is performed at the reporting unit level for which discrete financial information is available, it is possible for a segment of our business, which represents an aggregation of reporting units, to show increased levels of sales and operating results but at the same time have impairment within such segment.

    Warranty Accruals

     We routinely incur costs after projects are installed and closed. We record these costs as warranty charges within cost of sales. Warranty costs are estimated at the time a project is closed based on our historical warranty experience and consideration of any known warranty issues. The fluctuation in our warranty costs depends on the nature and timing of our projects. Increases in warranty costs coincide with our incurring increased costs associated with projects that have performance issues. Our estimate of warranty expense may differ from actual warranty expense incurred due to, among other things, our inability to satisfactorily debug all customer projects or our inability to meet all specifications of customer projects.

SEGMENT FINANCIAL DATA

     Set forth below is certain financial data relating to each business segment. For fiscal 2001 and 2000, we have presented a comparison of previously reported and restated amounts due to the accounting adjustments at AMI discussed above in "Recent Restatement of Historical Financial Results."

                                                              FISCAL YEAR ENDED
                                     --------------------------------------------------------------------
                                                  JUNE 24,                      JUNE 25,
                                                    2001         JUNE 24,         2000         JUNE 25,
                                     JUNE 30,   AS PREVIOUSLY      2001       AS PREVIOUSLY      2000
                                       2002       REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                     --------   -------------   -----------   -------------   -----------
                                                                (IN THOUSANDS)
NET SALES
  Automation.......................  $259,966     $385,515       $385,515       $302,788       $302,788
  Packaging........................    65,518       87,282         87,282        123,237        123,237
  Other............................       792       38,305         38,305         38,260         38,260
                                     --------     --------       --------       --------       --------
     Total.........................  $326,276     $511,102       $511,102       $464,285       $464,285
                                     ========     ========       ========       ========       ========
GROSS PROFIT
  Automation.......................  $ 53,297     $ 67,803       $ 65,143       $ 60,937       $ 59,610
       Gross margin................      20.5%        17.6%          16.9%          20.1%          19.7%
  Packaging........................    11,947        4,642          4,642         23,900         23,900
       Gross margin................      18.2%         5.3%           5.3%          19.4%          19.4%
  Other............................        21        4,300          4,300          5,357          5,357
       Gross margin................        --         11.2%          11.2%          14.0%          14.0%
                                     --------     --------       --------       --------       --------
     Total gross profit............  $ 65,265     $ 76,745       $ 74,085       $ 90,194       $ 88,867
     Total gross margin............      20.0%        15.0%          14.5%          19.4%          19.1%
                                     ========     ========       ========       ========       ========
OPERATING INCOME (LOSS)
  Automation.......................  $ 13,804     $  4,802       $  2,142       $ 15,366       $ 14,039
     Operating margin..............       5.3%         1.2%           0.6%           5.1%           4.6%
  Packaging........................    (9,361)     (55,254)       (55,254)           526            526
     Operating margin..............     (14.3)%      (63.3)%        (63.3)%          0.4%           0.4%
  Other............................       491          128            128          3,207          3,207
     Operating margin..............        --          0.3%           0.3%           8.4%           8.4%
  Corporate........................    (6,732)     (13,811)       (13,811)        (8,757)        (8,757)
                                     --------     --------       --------       --------       --------
     Total operating income
       (loss)......................  $ (1,798)    $(64,135)      $(66,795)      $ 10,342       $  9,015
     Total operating margin........      (0.6)%      (12.5)%        (13.0)%          2.2%           1.9%
                                     ========     ========       ========       ========       ========
DEPRECIATION AND AMORTIZATION
  EXPENSE
  Automation.......................  $  4,398     $  8,546       $  8,546       $  9,181       $  9,181
  Packaging........................     1,874        3,969          3,969          4,044          4,044
  Other............................        33        1,432          1,432          1,737          1,737
  Corporate........................     3,500        2,456          2,456          1,498          1,498
                                     --------     --------       --------       --------       --------
     Total.........................  $  9,805     $ 16,403       $ 16,403       $ 16,460       $ 16,460
                                     ========     ========       ========       ========       ========
CAPITAL EXPENDITURES
  Automation.......................  $  2,174     $  1,569       $  1,569       $  3,757       $  3,757
  Packaging........................       634          885            885          2,056          2,056
  Other............................        --          346            346             --             --
  Corporate........................       115          378            378            918            918
                                     --------     --------       --------       --------       --------
     Total.........................  $  2,923     $  3,178       $  3,178       $  6,731       $  6,731
                                     ========     ========       ========       ========       ========

                                                                    AS OF
                                     --------------------------------------------------------------------
                                                  JUNE 24,                      JUNE 25,
                                                    2001         JUNE 24,         2000         JUNE 25,
                                     JUNE 30,   AS PREVIOUSLY      2001       AS PREVIOUSLY      2000
                                       2002       REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                     --------   -------------   -----------   -------------   -----------
                                                                (IN THOUSANDS)
TOTAL ASSETS
  Automation.......................  $217,254     $298,020       $293,993       $306,434       $304,136
  Packaging........................    72,784       80,998         80,998        138,924        138,924
  Other............................        --       23,401         23,401         22,022         22,022
  Corporate........................    18,372       12,282         12,282         13,690         13,690
                                     --------     --------       --------       --------       --------
     Total.........................  $308,410     $414,701       $410,674       $481,070       $478,772
                                     ========     ========       ========       ========       ========

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statement of operations. The data presented below was derived from our audited financial statements included in this Annual Report. For fiscal 2001 and 2000, we have presented a comparison of previously reported and restated amounts due to the accounting adjustments at AMI discussed above in "Recent Restatement of Historical Financial Results."

                                                               FISCAL YEAR ENDED
                                      --------------------------------------------------------------------
                                                 JUNE 24, 2001    JUNE 24,     JUNE 25, 2000    JUNE 25,
                                      JUNE 30,   AS PREVIOUSLY     2001 AS     AS PREVIOUSLY     2000 AS
                                        2002       REPORTED       RESTATED       REPORTED       RESTATED
                                      --------   -------------   -----------   -------------   -----------
Net sales...........................  100.0%        100.0%         100.0%         100.0%         100.0%
Cost of sales.......................    80.0          85.0           85.5           80.6           80.9
                                       -----         -----          -----          -----          -----
Gross profit........................    20.0          15.0           14.5           19.4           19.1
Selling, general and administrative
  expenses..........................    17.1          17.7           17.7           17.2           17.2
Goodwill impairment.................      --           7.5            7.5             --             --
Restructuring charge................     3.2           0.7            0.7             --             --
Net loss on disposal of assets......     0.3           1.6            1.6             --             --
                                       -----         -----          -----          -----          -----
Operating income (loss).............    (0.6)        (12.5)         (13.0)           2.2            1.9
Interest expense....................     3.7           2.9            2.9            2.2            2.2
Dividends on Company -- obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary
  DT Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company.........     1.5           1.1            1.1            1.1            1.1
                                       -----         -----          -----          -----          -----
Loss before benefit for income
  taxes.............................    (5.8)        (16.5)         (17.0)          (1.1)          (1.4)
Benefit for income taxes............    (1.2)         (2.5)          (2.7)          (0.1)          (0.2)
Net loss............................    (4.6)        (14.0)         (14.3)          (1.0)          (1.2)
Gain on conversion of trust
  preferred securities, net of
  tax...............................     5.1            --             --             --             --
                                       -----         -----          -----          -----          -----
Income (loss) available to common
  stockholders......................     0.5%        (14.0)%        (14.3)%         (1.0)%         (1.2)%
                                       =====         =====          =====          =====          =====

Fiscal 2002 Compared to Fiscal 2001 (Restated)

     Our consolidated net sales for the fiscal year ended June 30, 2002 were $326.3 million, a decrease of $184.8 million, or 36.2%, from $511.1 million for the fiscal year ended June 24, 2001. Our fiscal year 2001 net sales included $46.3 million in net sales attributable to our Vanguard Technical Solutions, Detroit Tool Metal Products, Scheu & Kniss and Hansford Parts and Products divisions, the assets of which were sold in March 2001, June 2001, July 2001 and October 2001, respectively.

     Automation segment net sales decreased $125.5 million, or 32.6%, to $260.0 million for the fiscal year ended June 30, 2002 from fiscal 2001. The decrease in net sales was a result of the softness in order activity across all markets served by this segment over the last 12-18 months, as well as a $1.9 million decrease in net sales as a result of the sale of our Vanguard division in March 2001. Within the Automation segment, automotive-related sales decreased by $66.5 million, or 43.7%, from fiscal 2001. This decrease in automotive-related sales was due to net sales related to a large capital spending program of a customer in the automotive tire market being recognized during fiscal 2001 and to the general softness in the economy that has restrained customer capital spending in the automotive market. Within the Automation segment, sales to the electronics market decreased $36.5 million, or 25.8%, from fiscal 2001. This decrease in electronics-related sales was due to net sales related to several large capital spending programs of a customer in the electronics market being recognized in fiscal 2001. The remainder of the decrease in net sales for the Automation segment was primarily attributable to lower sales recognized in the heavy truck and other consumer markets, also due to the softness in the economy.

     Packaging segment net sales decreased $21.8 million, or 25.0%, to $65.5 million for the fiscal year ended June 30, 2002 from fiscal 2001. The decrease in net sales related primarily to lower sales of packaging equipment to the pharmaceutical and nutritional markets and lower sales of thermoforming equipment to the plastics packaging market attributable to reduced capital spending in these markets as a result of the economic downturn they have experienced. This amount also includes a $6.1 million decrease in net sales as a result of the sale of the assets of our Scheu & Kniss division in July 2001.

     Sales from our other businesses decreased $37.5 million as a result of the sale of substantially all the assets of Detroit Tool Metal Products in June 2001 and Hansford Parts and Products in October 2001.

     Gross profit decreased $8.8 million, or 11.9%, to $65.3 million for the twelve months ended June 30, 2002 from $74.1 million for the twelve months ended June 24, 2001. Gross profit in fiscal 2001 reflected $13.5 million of charges taken in the fourth quarter of fiscal 2001 primarily related to provisions for excess and obsolete inventory, other inventory market value write-downs and certain fixed asset write-downs. See Note 13 to the audited consolidated financial statements included herein for a discussion of these charges. Gross profit in fiscal 2002 reflected decreased warranty expense of $1.0 million from fiscal 2001 due to greater amounts of warranty activity during fiscal 2001 related to specific problematic projects. Our gross margin increased to 20.0% in fiscal 2002 from 14.5% in fiscal 2001. The decrease in our gross profits reflects the effect of the $184.8 million decrease in net sales. The increase in our gross margin reflects improved margins in both our Automation and Packaging segments. The gross margins in our Automation segment improved to 20.5% in fiscal 2002 versus 16.9% in fiscal 2001 as a result of improved project performance in the electronics market gained from manufacturing efficiencies in the production of duplicate systems. Our Packaging segment margins increased to 18.2% in fiscal 2002 from 5.3% in fiscal 2001 as a result of our fiscal 2001 restructuring, which reduced headcount and overhead costs. Packaging segment margins in fiscal 2001 reflect $11.3 million of the $13.5 million of charges taken in the fourth quarter of fiscal 2001.

     Selling, general and administrative (SG&A) expenses were $55.6 million for the fiscal year ended June 30, 2002, a decrease of $34.9 million from the $90.5 million for the fiscal year ended June 24, 2001. The $34.9 million decrease in SG&A expenses was primarily a result of the following items:

     - $10.8 million decrease resulting from the $8.3 million charge in fiscal 2001 for asset write-downs primarily related to doubtful accounts of which we recovered $2.5 million in fiscal 2002;

     - $5.4 million decrease in amortization as a result of the discontinuance of goodwill amortization in fiscal 2002 due to our implementation of SFAS 142 as of June 25, 2001, which replaces the requirement to amortize intangible assets with indefinite lives with a requirement for an annual impairment test;

     - $4.3 million decrease in SG&A expenses resulting from the sale of Vanguard Technical Solutions in the third quarter of fiscal 2001, Scheu & Kniss and Detroit Tool Metal Products in the first quarter of fiscal 2002 and Hansford Parts and Products in the second quarter of fiscal 2002;

     - $3.8 million decrease in SG&A expenses in fiscal 2002 resulting from savings in salary and compensation expenses as a result of a decrease in headcount from our fiscal 2001 restructuring;

     - $3.5 million in non-recurring legal, consulting and other professional expenses and severance-related expenses incurred in fiscal 2001 in connection with the investigations into our accounting restatement in fiscal 2000;

     - $3.4 million decrease in SG&A expenses in fiscal 2002 relating to our Rochester, New York and Montreal, Quebec manufacturing facilities; and

     - $1.3 million reversal of post-retirement benefit accruals due to cancellation of post-retirement plans in fiscal 2002.

We expect SG&A expenses to continue to decrease in fiscal 2003 due to the actions we took in fiscal 2002 in connection with our corporate restructuring described below. We expect this decrease, however, to be partially offset by an increase in research and development costs and increased legal and other professional expenses in connection with the investigations into the accounting adjustments at AMI and compliance with new corporate governance rules.

     During fiscal 2002, we announced several actions in connection with our corporate restructuring plan as outlined below. These actions resulted in an aggregate of $10.3 million of restructuring charges in fiscal 2002.

     - Closure of our Rochester, New York facility, including termination of employees, in the fourth quarter of 2002 and the transfer of the customer base of this facility primarily to our Dayton, Ohio and Buffalo Grove, Illinois facilities. The closure was announced January 24, 2002. The restructuring costs, which totaled $3.6 million, were recorded in the third quarter of fiscal 2002 and included estimated severance costs of $1.3 million for the termination of up to 114 employees. As of June 30, 2002, four employees remained for final administrative duties, all of whom were discharged by the end of the first quarter of fiscal 2003. The remaining restructuring costs include $1.1 million for future facility lease and related costs, $1.1 million for asset write-offs and $0.1 million for office equipment lease terminations and miscellaneous other charges. The asset write-offs include the remaining value of leasehold improvements, the computer system and show machines.

     - Closure of our Montreal, Quebec facility, including termination of employees in August 2002, and the transfer of its customer base and assets to our operations in Leominster, Massachusetts. The closure of this facility was announced March 22, 2002. The restructuring costs of $2.3 million were recorded in the third quarter of fiscal 2002 and included estimated severance costs of $1.0 million for the termination of approximately 83 employees, partially offset by a reversal of $0.5 million associated with severance accrual recorded in fiscal 2001. 75 employees remained at June 30, 2002, 70 of which were terminated by the end of the first quarter of fiscal 2003. The remaining restructuring costs include $0.6 million for future facility lease and related costs, $1.1 million for asset write-offs and $0.04 million of other costs. The asset write-offs primarily include the remaining value of leasehold improvements and the computer system.

     - Transfer of our manufacturing operation in Bristol, Pennsylvania to Hyannis, Massachusetts as part of our Converting Technologies division. The closure of this operation was announced March 22, 2002 and completed in September 2002. The restructuring costs of $0.9 million were recorded in the third quarter of fiscal 2002 and included severance costs of $0.3 million for the termination of 15 employees. Up to 10 employees are expected to remain in Bristol for sales and engineering support. As of June 30, 2002, there had been no terminations. By the end of the first quarter of fiscal 2003, 12 employees were terminated. The remaining restructuring costs include $0.4 million of asset write-offs, $0.2 million for future facility lease and related costs and $.03 million of other costs. The asset write-offs include the remaining value of leasehold improvements.

     - Transfer of our Assembly and Test-Europe fabrication operation from Gawcott, United Kingdom to our Buckingham, England plant in the fourth quarter of fiscal 2002. The restructuring costs of $1.2 million were recorded in the third quarter of fiscal 2002 and included estimated severance costs of $0.9 million for the termination of 43 employees, all of whom were terminated by June 30, 2002. The restructuring costs include $0.3 million for future lease payments and $.03 of other costs.

     - We recognized additional restructuring charges of $2.3 million in fiscal 2002 primarily related to severance costs associated with management changes and workforce reductions at several divisions, as well as future lease payments resulting from the consolidation of two Packaging segment divisions. The restructuring charge included estimated severance costs of $1.7 million for the termination of 125 employees, $0.3 million for future lease payments and $0.2 million of asset write-offs. All of the employees were terminated by June 30, 2002.

     In the fourth quarter of fiscal 2002, we entered into a sale/leaseback agreement for our Hyannis, Massachusetts facility and recorded a net loss on disposal of assets of $1.1 million in connection with that transaction. We entered into the sale/leaseback transaction in order to retire the $5.0 million of variable rate Industrial Revenue Bonds, which were backed by a letter of credit drawn on Fleet National Bank ("Fleet"), that we issued in 1998 to fund the expansion of this facility. Fleet, under the terms of the letter of credit reimbursement agreement, required us to post 110% cash collateral to support the letter of credit no later than August 1, 2002. The proceeds of the sale/leaseback transaction were used to repay the Industrial Revenue Bonds on August 1, 2002, thereby eliminating the need to post the cash collateral. We also avoided a 7% fee charged by Fleet for the letter of credit and maintained the liquidity under our senior credit revolving line. See "Liquidity and Capital Resources -- Industrial Revenue Bonds." The effect of the sale/leaseback was the removal of the facility, which had a carrying value of $6.5 million at June 30, 2002 from our accounting records and the recording of cash proceeds of approximately $5.4 million. We will have lease expense, on a go-forward basis, of approximately $0.8 million annually.

     Interest expense decreased $2. 7 million, or 18.1%, to $12.2 million for the fiscal year ended June 30, 2002 from the fiscal year ended June 24, 2001. The decrease resulted from lower outstanding borrowings as a result of the application of asset sale proceeds and additional debt paydowns. Dividends on our trust preferred securities were $4.8 million in fiscal 2002 compared to $5.5 million in fiscal 2001 due to the financial recapitalization discussed in "Liquidity and Capital Resources -- Recapitalization," which effectively eliminated the accrued dividend in the fourth quarter of fiscal 2002. We expect interest on our senior debt and dividends on our trust preferred securities to be approximately $8.8 million in fiscal 2003 as a result of the financial recapitalization.

     The income tax benefit was $3.9 million, or an effective tax benefit rate of 20.7%, for the fiscal year ended June 30, 2002, compared to an income tax benefit of $14.1 million, or an effective tax benefit rate of 16.2%, for the fiscal year ended June 24, 2001. The effective income tax benefit rate primarily reflects valuation allowances and the utilization of net operating loss carry-forwards.

     We recorded a gain on conversion of trust preferred securities of $16.6 million, net of tax of $8.8 million, in June 2002. The gain resulted from the financial recapitalization pursuant to which the holders of our trust preferred securities exchanged $35.0 million of outstanding trust preferred securities and $15.1 million in accrued and unpaid distributions for 6,260,658 shares of our common stock. The shares were valued for book and tax purposes based on the market price of our common stock on the closing date of the financial recapitalization.

Fiscal 2001 (Restated) Compared To Fiscal 2000 (Restated)

     Our consolidated net sales for the fiscal year ended June 24, 2001 were $511.1 million, an increase of $46.8 million, or 10.1%, from $464.3 million for the fiscal year ended June 25, 2000.

     Automation segment net sales increased $82.7 million, or 27.3%, to $385.5 million for the fiscal year ended June 24, 2001 from the prior fiscal year. The increase in sales was primarily the result of several large capital spending programs of a customer in our electronics market. We manufactured these electronics assembly systems across several of our Automation divisions. Sales to our electronics market accounted for approximately 36% of total Automation segment sales in fiscal 2000.

     Packaging segment net sales decreased $35.9 million, or 29.2%, to $87.3 million for the fiscal year ended June 24, 2001 from the prior fiscal year. Plastics-related equipment sales were down approximately $18.9 million from a combination of the decision to exit the extrusion business and significantly lower sales of thermoforming equipment. Extrusion equipment sales were approximately $11.4 million in fiscal 2000. Sales of thermoforming systems decreased as a result of a market downturn in plastics-related products and machinery. Sales from our other packaging businesses also decreased substantially in fiscal 2001 versus fiscal 2000. The decrease in sales was across several product lines, including presses, counters, fillers and line integration, primarily to the pharmaceutical and nutritional markets.

     Net sales from our other businesses, primarily Detroit Tool Metal Products, remained constant at $38.8 million in fiscal 2001 in comparison to fiscal 2000. We sold Detroit Tool Metal Products in June 2001 and sold our remaining components business in October 2001.

     Gross profit decreased $14.8 million, or 16.6%, to $74.1 million for the fiscal year ended June 24, 2001 from $88.9 million for the fiscal year ended June 25, 2000. The gross margin decreased to 14.5% in fiscal 2001 from 19.1% in fiscal 2000. The decrease reflects lower gross margins across all business segments for the fiscal year. Gross profit in fiscal 2001 reflects $13.5 million of charges taken in the fourth quarter primarily related to provisions for excess and obsolete inventories, other inventory market value write-downs and certain fixed asset writedowns. See Note 13 to the audited consolidated financial statements included herein for a discussion of these charges. Gross profit in fiscal 2001 reflected increased warranty expense of approximately $1.7 million from fiscal 2000 due to greater amounts of warranty activity during 2001 related to specific problematic projects.

     The Automation segment's margins decreased to 16.9% for the fiscal year ended June 24, 2001 from 19.7% in the prior fiscal year. The lower margins primarily resulted from several large projects initiated in fiscal 2001. The lower margins on these projects were attributable to pricing and to the ramp-up costs and initial inefficiencies associated with the first few of multiple electronics systems being engineered and manufactured for an electronics customer. We incurred substantial costs associated with the use of contract labor in ramping up to meet the delivery needs of customers in fiscal 2001. The margins during fiscal 2001 reflected the capitalization of $2.4 million of certain engineering costs on the first of these multiple systems being manufactured. The first system was shipped in the second quarter of 2001. We amortized approximately $1.1 million in fiscal 2001 with the remaining amount fully amortized by the end of January 2002.

     The Packaging segment's margins decreased to 5.3% for the twelve months ended June 24, 2001 from 19.4% in the prior fiscal year. The gross margins reflect $11.3 million of charges taken by the Packaging segment in the fourth quarter of fiscal 2001 primarily related to provisions for excess and obsolete inventories and other inventory market value write-downs. The lower gross margins were also a reflection of the 29.2% decrease in sales and the resulting increase in unfavorable manufacturing absorption. We significantly restructured both our Sencorp and Kalish operations in fiscal 2001, reducing headcount and overhead costs. Headcount at Sencorp and Kalish was reduced approximately 30% and 45%, respectively.

     SG&A expenses were $90.5 million for the fiscal year ended June 24, 2001, an increase of $10.6 million from the $79.9 million for the fiscal year ended June 25, 2000. The increase reflected $8.3 million in charges taken in the fourth quarter of fiscal 2001 primarily related to increases in the allowance for doubtful accounts and fixed asset write-offs. We also incurred approximately $3.5 million in non-recurring legal, consulting and other professional expenses and severance-related expenses during fiscal 2001 in connection with the investigations into our accounting restatements in fiscal 2000. Excluding the $11.8 million in unusual expenses, SG&A expenses in fiscal 2001 were approximately 1.5% less than the prior year.

     In the fourth quarter of fiscal 2001, we recorded a goodwill impairment charge of $38.2 million related to several businesses in both our Automation and Packaging segments. The write-down of goodwill was primarily a result of a continued decline in the operating results of certain subsidiaries and management assumptions regarding future performance based on the overall economic recession and an evaluation of our organizational and operational structure. We calculated the present value of expected cash flows to determine the fair value of the subsidiaries using a discount rate of 12%, which represented the weighted average cost of capital. Included in the goodwill write-down was a full impairment charge of $5.9 million related to our Stokes division. This charge was based on a sales price outlined in a letter of intent to sell this subsidiary, which established fair value of the division based on a current transaction. The net loss on the disposal of Scheu & Kniss recorded in fiscal 2001 included a full impairment of the related goodwill of $5.0 million.

     In the fourth quarter of fiscal 2001, we recorded a restructuring charge of $3.7 million for severance costs associated with management changes and workforce reductions, future lease costs on idle facilities and personnel relocation costs resulting from the relocation of our corporate office and the closure of four Packaging segment sales offices and non-cash asset write-downs. In particular, our fiscal 2001 restructuring plan consisted of the following actions:

     - Closure of our Canadian operation's sales offices, including the termination of 64 employees. These offices were closed in the fourth quarter of 2001. In addition, there was a headcount reduction at the Montreal, Quebec location. These people were notified of termination in the fourth quarter of fiscal 2001. Total severance costs were $0.7 million and future lease costs on rented office space for the sales offices was $0.3 million. As mandated by Canadian law, a six-month waiting period is required before termination after notice is given. After notification, during the six-month period, a number of employees left voluntarily and therefore received no benefits. Accordingly, an amount of $0.5 million was reversed to income in fiscal 2002.

     - Consolidation of two of our United Kingdom operations, which included the termination of 28 employees in the first quarter of fiscal 2002 at a cost of $0.5 million.

     - Relocation of our corporate offices from Springfield, Missouri to Dayton, Ohio. Total moving costs incurred were $0.9 million in the fourth quarter of 2001, which included personnel relocation costs of $0.7 million and other moving costs of $0.2 million. These moving costs were recognized when incurred. In addition, we accrued future lease costs on the idle office space in Springfield of $0.6 million. Lastly, severance of $0.5 million was recorded for termination of 10 employees at our Springfield office.

     During the third quarter of fiscal 2001, we sold our corporate airplane and substantially all of the net assets of Vanguard Technical Solutions. Net proceeds from the sales of these assets were approximately $2.0 million, resulting in a pre-tax loss of $0.6 million. Subsequent to June 24, 2001, we sold substantially all of the net assets of Detroit Tool Metal Products and Scheu & Kniss. Net proceeds for the sales of these assets were approximately $18.2 million, resulting in a pre-tax loss of approximately $7.8 million that was recorded in fiscal 2001.

     Interest expense increased $4.6 million, or 44.5%, to $14.9 million for the fiscal year ended June 24, 2001. The substantial increase pertains to both the increase in our interest rate on borrowings pursuant to the senior secured credit facility and the increase in average borrowings outstanding. Borrowings increased to fund working capital requirements. Dividends on the convertible preferred trust securities were $5.5 million and $5.1 million for the years ended June 24, 2001 and June 25, 2000, respectively. As of June 24, 2001, the dividends were being deferred and accrued in conjunction with the September 1999 amendment to the senior credit facility.

     The income tax benefit was $14.1 million, or an effective tax benefit rate of 16.2%, for the fiscal year ended June 24, 2001 compared to an income tax benefit of $1.0 million, or an effective tax benefit rate of 15.3%, for the fiscal year ended June 25, 2000. The effective income tax benefit rate reflects permanent differences, primarily non-deductible goodwill amortization related to certain acquisitions. A substantial part of the goodwill impairment charges in fiscal 2001 were non-deductible. We also recorded a $7.8 million deferred tax assets valuation allowance in fiscal 2001 primarily related to Canadian net tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flow Activity

     Net cash flow generated by operations was $55.4 million in fiscal 2002, compared with net cash used by operating activities of $8.6 million in fiscal 2001 and $14.3 million in fiscal 2000. The increase in cash flow in fiscal 2002 was primarily attributable to a reduction in working capital of $52.2 million. The primary cause of the net cash used by operations in fiscal 2001 and fiscal 2000 was to fund increases in working capital.

     The decrease in working capital of $52.2 million in fiscal 2002 from fiscal 2001 can be primarily attributed to the reduction in net sales of $184.8 million, or 36.2%, from fiscal 2001. Note 12 to the audited consolidated financial statements included herein provides a breakdown of the components of costs and estimated earnings in excess of amounts billed on uncompleted contracts (CIE) and billings in excess of costs and estimated earnings that contributed to the decrease in working capital. As shown in Note 12, costs incurred on uncompleted contracts decreased $108.3 million from June 24, 2001 to June 30, 2002 reflecting our much lower level of project activity at June 30, 2002. Also contributing to the decrease of working capital are working capital management programs that we put into place during fiscal 2002 to ensure that project cash flow could be financed with our capital resources. The reductions in the various components of working capital were a result of better management of payment terms with customers and suppliers, a shift of project mix towards projects with better payment terms and a focus on reduction of inventories carried.

     The net decrease in working capital in fiscal 2001 from fiscal 2000 was $8.4 million. The decrease in working capital was a result of reductions in accounts receivable and inventories offset by a substantial increase in CIE within our Automation segment relating to a very large diesel engine assembly system project. The reductions in accounts receivable and inventories were primarily due to the non-cash charges taken in the fourth quarter of fiscal 2001 of $8.3 million to accounts receivable and $12.0 million to inventories.

     Our working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, the relatively large amounts invoiced and collected for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

     Cash flow provided by investing activities in fiscal 2002 generated $21.5 million. Capital expenditures in fiscal 2002 were $2.9 million, offset by proceeds of $18.8 million from the disposal of Detroit Tool Metal Products, Scheu & Kniss and Hansford Parts and Products, the sale/leaseback of our Hyannis, Massachusetts manufacturing facility for $5.5 million and the sale of miscellaneous pieces of property, plant and equipment. Net cash used in investing activities of $1.1 million in fiscal 2001 was for capital expenditures of $3.2 million offset partially by $2.0 million from the sale of our corporate airplane and the sale of substantially all of the assets of Vanguard Technical Solutions. Net cash used in investing activities of $9.5 million in fiscal 2000 was for capital expenditures of $6.7 million, the acquisition of the net assets of C. E. King in July 1999 for $2.1 million and the acquisition of intellectual property for approximately $0.6 million. These expenditures were financed by borrowings under our revolving credit facility. We anticipate capital expenditures in fiscal 2003 to be between $4.0 and $6.0 million.

     During fiscal 2002, we repaid $79.7 million in borrowings from the cash generated from operations, assets sales and the Private Placement discussed below. We believe that cash flows from operations, together with available borrowings under our credit facility, will be sufficient to meet our working capital, capital expenditures and debt service needs up to July 2, 2004, the maturity date of our senior credit facility. We will need to refinance or extend our senior credit facility in order to satisfy our liquidity needs after July 2, 2004.

    Senior Credit Facility and Trust Preferred Securities

     We use our borrowings under our senior credit facility to fund working capital requirements, capital expenditures and finance charges. Borrowings under our senior credit facility are secured by substantially all of our domestic assets. As of June 30, 2002, our senior credit facility consisted of a $70.0 million revolving credit facility and a $6.4 million term credit facility. Of this amount, $53.6 million was outstanding (including $2.3 million in outstanding letters of credit) and total borrowing availability was $22.8 million. See

"Business -- Risk Factors -- The covenants and restrictions under our senior credit facility could limit our operating and financial flexibility" for a discussion of restrictive covenants contained in the credit facility.

     At June 30, 2002, interest rates on outstanding indebtedness under the revolving credit facility ranged from 7.94% to 8.25%. Through December 31, 2001, borrowings were based on Prime Rate plus 3% for domestic borrowings or the Eurodollar rate plus 6% on foreign currency borrowings. After December 31, 2001 and through June 20, 2002, the Prime Rate increment increased to 3.5% and the Eurodollar rate increment increased to 6.5%. Subsequent to June 20, 2002, pursuant to the amended credit facility, the interest rates are as stated below under "Recapitalization -- Bank Amendment." The amended facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150,000, a 1% amendment fee paid June 20, 2002, and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates.

     As a result of our financial performance in fiscal 2002, we were in default of certain financial covenants, including the minimum trailing twelve-month earnings before interest, taxes, depreciation, amortization and non-recurring items ("EBITDA") and maximum funded debt to EBITDA financial covenants under the facility. As of June 20, 2002, we entered into an amendment to the senior credit facility that, among other things, included a permanent waiver of these defaults and extended the facility's maturity date to July 2, 2004. See
"Recapitalization -- Bank Amendment" below. We also exceeded our capital expenditure limitation under the facility for the fourth quarter of fiscal 2002. We obtained a waiver from our lenders for our failure to comply with this provision.

     On June 12, 1997, we completed a private placement to several institutional investors of $70.0 million of 7.16% convertible preferred securities ("TIDES"). The TIDES offering was made by our wholly-owned subsidiary trust, DT Capital Trust (the "Trust"). The TIDES represent undivided beneficial ownership interests in the Trust, the sole assets of which are the related aggregate principal amount of junior subordinated debentures issued by us that the Trust acquired with the proceeds of the TIDES offering. As originally structured, the TIDES were convertible at the option of the holders at any time into shares of our common stock at a conversion price of $38.75 per share. Furthermore, the TIDES holders were entitled to receive cash distributions at an annual rate of 7.16%, payable quarterly in arrears on the last day of each calendar quarter. In connection with the September 1999 amendment to our senior credit facility, we elected to defer distributions on the TIDES for up to five years. As of March 24, 2002, the date through which quarterly distributions on the TIDES were deferred, we had deferred $15.1 million of quarterly distributions on the TIDES.

     In connection with our financial recapitalization transaction that we completed on June 20, 2002 we restructured our agreement with the TIDES holders and, among other things, exchanged half of the outstanding TIDES, plus the deferred quarterly distributions on the TIDES, for 6,260,658 shares of our common stock. See "Recapitalization -- TIDES Exchange" below. Therefore, there was $35.0 million of TIDES issued and outstanding as of June 30, 2002. We have guaranteed the payment of distributions and payments on liquidation of the Trust or the redemption of the TIDES. Through this guarantee, our junior subordinated debentures, the debentures' indenture and the Trust's declaration of trust, taken together, we have fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the TIDES. Thus, while the TIDES are not included in our liabilities for financial reporting purposes and instead appear on our consolidated balance sheet between liabilities and stockholders' equity, they represent obligations of DTI.

     Recapitalization

     On June 20, 2002, we consummated a major financial recapitalization transaction comprised of an amendment to our senior credit facility (the "Bank Amendment"), a restructuring of our TIDES securities (the "TIDES Exchange") and the sale of 7.0 million shares of our common stock for $3.20 per share in a private placement (the "Private Placement"). Each component of our financial recapitalization is described below.

     Bank Amendment

     Pursuant to the Bank Amendment:

     - our lenders permanently waived previous financial covenant defaults resulting from our financial performance in fiscal 2002;

     - the maturity date of our senior credit facility was extended from July 2, 2002 to July 2, 2004;

     - the total commitment under the facility was reduced to $76.4 million, comprised of a $70.0 million revolver and a $6.4 million term loan;

     - a monthly asset coverage test (65% of eligible accounts and 25% of eligible inventory) was established for all revolver advances in excess of $53.0 million; and

     - the interest rate was reset at the Eurodollar Rate plus 4% or the Prime Rate plus 3.5% for all revolver advances up to $53.0 million and the Prime Rate plus 4% for all revolver advances in excess of $53.0 million.

The Bank Amendment requires us to make pro rata reductions of the revolving loan commitment and term loan (1) of $1.5 million per quarter commencing on September 30, 2002, (2) as a result of excess cash flow (as defined in the credit facility agreement) for the fiscal year ending June 29, 2003, and (3) as a result of proceeds from equity issuances other than in connection with employee stock option exercises. The Bank Amendment also reset the financial covenants under the senior credit facility, including maintenance of minimum levels of EBITDA and quarterly net worth and maximum annual capital expenditures.

     TIDES Exchange

     As part of our financial recapitalization, we consummated the TIDES Exchange, whereby:

     - the TIDES holders exchanged $35.0 million of outstanding TIDES and $15.1 million of accrued and unpaid distributions thereon into 6,260,658 shares of common stock at a price of $8.00 per share;

     - the maturity date of the remaining $35.0 million of TIDES was shortened from May 31, 2012 to May 31, 2008;

     - the conversion price of the remaining TIDES was reduced from $38.75 per share to $14.00 per share;

     - the TIDES holders agreed to a "distribution holiday" pursuant to which distributions on the remaining TIDES will not accrue from April 1, 2002 through July 2, 2004; and

     - provided that we make the first distribution payment following the "distribution holiday," we will have the right from time to time to defer distributions on the TIDES through their maturity in 2008.

     We have filed a registration statement on Form S-3 with the Commission to register the resale of the shares of common stock issued upon the exchange, and issuable upon the future conversion, of the trust preferred securities. We also granted the holders of the trust preferred securities as a group the right to appoint one representative to attend and observe meetings of our board of directors. This right will expire upon the conversion of all of the remaining trust preferred securities into shares of common stock. The holders of the trust preferred securities have agreed to not sell, transfer or otherwise dispose of our common stock for a period of 180 days following June 20, 2002.

    Private Placement

     As part of the financial recapitalization, we consummated the Private Placement to several stockholders of 7.0 million shares of our common stock at $3.20 per share. We used the proceeds of the offering to repay indebtedness of approximately $18.5 million under the senior credit facility and to pay transaction expenses of approximately $3.9 million. The registration statement on Form S-3 that we have filed with the Commission will also register the resale of these shares of common stock.

     Pursuant to the share purchase agreement for the Private Placement, we amended our Amended and Restated By-laws and our stock incentive plans to provide that, unless approved by the holders of a majority of the shares of our outstanding common stock, we will not:

     - grant stock options that have an exercise price less than the underlying stock's fair market value on the grant date;

     - reprice any outstanding stock options, including through the cancellation of outstanding options and grant of replacement options with a lower exercise price or accelerated vesting schedule or restricted stock;

     - sell or issue any security convertible into, or exercisable or exchangeable for, shares of common stock having a conversion, exercise or exchange price per share that is subject to downward adjustment based on the market price of the common stock at the time of conversion, exercise or exchange; or

     - in general, enter into any equity line or agreement to sell common stock or any security convertible into, or exercisable or exchangeable for, shares of common stock at a purchase, conversion, exercise or exchange price per share that is fixed after the execution date of the agreement.

These restrictions may make it more difficult for us to raise capital in the equity or debt markets in the future should we need to do so.

    Industrial Revenue Bonds

     On July 27, 1998, our wholly-owned subsidiary, Sencorp Systems, Inc. participated in the issuance of $7.0 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of our facility in Hyannis, Massachusetts. The Bonds were scheduled to mature July 1, 2023 and bore interest at a floating rate (4.7% as of June 30, 2002) determined weekly by Quick and Reilly, the bond remarketing agent. We were not in compliance with certain financial covenants in one of the bond documents as of March 24, 2002. In May 2002, we completed an amendment to the relevant bond document, providing, among other things, for the permanent waiver of the covenant defaults as of March 24, 2002 and requiring us to either replace, or deposit cash collateral equal to 110% of the face amount of, the letter of credit securing the Bonds on or prior to August 1, 2002.

     On June 25, 2002, we consummated a sale/leaseback transaction of the Hyannis facility, and informed the bond trustee of our intention to use the net proceeds thereof to prepay the $5 million outstanding balance of the Bonds on August 1, 2002. Accordingly, the Bonds are classified as a current liability as of June 30, 2002. The Bonds were prepaid in full and retired on August 1, 2002.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual cash obligations as of June 30, 2002:

                                                                FISCAL YEAR
                                    --------------------------------------------------------------------
                                     2003      2004     2005      2006     2007    THEREAFTER    TOTAL
                                    -------   ------   -------   ------   ------   ----------   --------
                                                               (IN THOUSANDS)
Long-term debt:
  Senior credit facility..........  $ 6,000   $4,500   $40,787       --       --         --     $ 51,287
  Industrial Development Revenue
     Bonds(1).....................    5,000       --        --       --       --         --        5,000
Trust preferred securities........       --       --        --       --       --    $35,000       35,000
Capital lease obligations.........      234       --        --       --       --                     234
Operating leases..................    6,726    4,255     2,720   $2,552   $2,446      9,378       28,077
Other long-term obligations:
  Deferred compensation
     arrangements.................      136      136       136      136      136        484        1,164
  Pension obligations.............       --       --        --       --       --                     668(2)
  Director's deferred
     compensation.................       --       --        --       --       --                     765(2)
  Executive non-qualified
     retirement plan..............       --       --        --       --       --                     438(2)
  Severance arrangements..........    1,515       --        --       --       --                   1,515
                                    -------   ------   -------   ------   ------    -------     --------
          Total:..................  $19,611   $8,891   $43,643   $2,688   $2,582    $44,862     $124,148
                                    =======   ======   =======   ======   ======    =======     ========

---------------

(1) We entered into a sale/leaseback of our Hyannis, Massachusetts facility in June 2002 and notified the Bond holders of our intent to prepay the outstanding balance on August 1, 2002. The Bonds were prepaid in full and retired on August 1, 2002.

(2) Amount pertains to contractual cash obligations for which there is no predetermined date of payment.

BACKLOG

     Our backlog is based upon customer purchase orders we believe are firm. As of June 30, 2002, we had $142.8 million of orders in backlog, which compares to a backlog of approximately $217.6 million as of June 24, 2001.

     Automation segment backlog was $119.8 million as of June 30, 2002, a decrease of $65.0 million from the prior year. The decrease in backlog reflects the high backlog of orders of automation systems at June 24, 2001 for a key customer in the electronics market. We have not been able to replace this work because the soft economy has adversely affected capital spending in most of our other markets. The lower backlog also reflects some trends in the industry, including shorter lead times and the placement of smaller customer orders. Backlog for the Packaging segment decreased $3.6 million, or 13.6%, to $23.0 million primarily due to softness across several packaging product lines.

     The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of the quoted profit margin on the project. We believe most of the orders in our backlog as of June 30, 2002 will be recognized as sales during fiscal 2003.

FOREIGN OPERATIONS

     Our primary foreign operations are conducted through subsidiaries in the United Kingdom and Germany. Our Canadian subsidiary was closed in August 2002. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located. Foreign operations accounted for approximately $57.9 million, $72.4 million and $85.8 million of our net sales in fiscal 2002, 2001 and 2000, respectively. Loss from operations for our foreign operations were $6.0 million, $14.2 million and $2.8 million in fiscal 2002, 2001 and 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

    Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This Statement is effective for us in fiscal 2003. We do not expect this Statement to have a material impact on our financial position or results of operation.

    Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement of Financial Account Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for us in fiscal 2003. We do not expect this Statement to have a material impact on our financial position or results of operations.

    Rescission of Prior Statements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" (SFAS 145). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets for Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are effective for us in fiscal 2003. We do not expect this Statement to have a material impact on our financial position or result of operations. Certain extraordinary losses related to the extinguishment and refinancing of debt during fiscal 1998 have been recast to be included in the determination of net income in such years.

    Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, at which date we will adopt such provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. We mitigate certain of our foreign currency exposure by borrowing in the local functional currency in countries where we have significant assets denominated in foreign currencies. These borrowings include Pounds Sterling, Canadian dollars and Deutsche Marks in the United Kingdom, Canada and Germany, respectively. We may, but currently do not, utilize derivative financial instruments, including forward exchange contracts and swap agreements, to manage certain of our foreign currency and interest rate risks that we consider practical to do so. We do not enter into derivative financial instruments for trading purposes. Market risks that we currently have elected not to hedge primarily relate to our floating-rate debt.

     If interest rates increase 1% in fiscal 2003, as compared to fiscal 2002, our interest expense would increase by approximately $0.4 million, and net income would decrease by approximately $0.3 million. This amount has been determined using the assumptions that our outstanding floating-rate debt, as of June 30, 2002, will continue to be outstanding throughout fiscal 2003 and that the average interest rates for these instruments will increase 1% over fiscal 2002. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, we would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the consolidated financial statements and notes thereto on pages F-1 through F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Pursuant to our Restated Certificate of Incorporation, as amended, our Board of Directors is divided into three classes (Class I, Class II and Class
III), with all classes as nearly equal in number as possible. One class of directors is ordinarily elected at each Annual Meeting of the Stockholders for a three-year term.

     The Board currently consists of eight members. There are no family relationships among any of our directors or executive officers. The following sets forth information concerning our directors.

                          CLASS I                              AGE
                          -------                              ---
James J. Kerley.............................................   79
Charles F. Pollnow..........................................   70
John F. Logan...............................................   67
                          CLASS II
                          --------
Lee M. Liberman.............................................   81
Stephen J. Perkins..........................................   55
                         CLASS III
                         ---------
William H. T. Bush..........................................   64
Charles A. Dill.............................................   62
Robert C. Lannert...........................................   60

     Mr. Kerley was elected a director of DTI in July 1992, became our Chairman of the Board in May 1997 and served as our interim Chief Executive Officer from September 2000 until November 2000. Mr. Kerley served as the non-executive Chairman of the Board of Directors of Rohr, Inc. from January 1993 to December 1994 and served as its interim President and Chief Executive Officer from January 1993 to April 1993. Mr. Kerley retired from Emerson Electric Co. at the end of 1985 and has served on a number of boards of directors since that time. While active in industry, he was, at various times, the Vice Chairman, Chief Financial Officer and a director of Emerson Electric Co., and Chief Financial Officer and a director of the Monsanto Company and TransWorld Airlines, Inc. Mr. Kerley's term as a director expires in November 2003.

     Mr. Pollnow has been a director of DTI since November 1995. He has been the Chairman of the Board, President and Chief Executive Officer of Brulin Corporation, a manufacturer of healthcare, commercial and industrial products with headquarters in Indianapolis, Indiana, since November 1987. Mr. Pollnow's term as a director expires in November 2003.

     Mr. Logan was elected a director of DTI in May 1997. He was our President -- Automation Group from May 1997 until his retirement in December 1999. From January 1996 through April 1997, he was the President -- Assembly Systems Group of the Company. Mr. Logan co-founded Advanced Assembly Automation, Inc. ("AAA") in 1984 and served as its President from 1984 to 1996. We acquired AAA in 1994. Mr. Logan's term as a director expires in November 2003.

     Mr. Liberman has been a director of DTI since May 1994. He has served as Chairman Emeritus of, and a consultant to, Laclede Gas Company, a natural gas utility, since January 1994. From 1976 to January 1994, he served as Chairman of the Board and a director of Laclede Gas Company and, from 1974 to August 1991, as its Chief Executive Officer. Mr. Liberman has served as a director of CPI Corporation since 1975, Falcon Products since 1982 and Furniture Brands International since 1985. Mr. Liberman's term as a director expires in November 2004.

     Mr. Perkins has been our President and Chief Executive Officer and a director of DTI since November 2000. Prior to that time, Mr. Perkins served as President, Chief Operating Officer and Chief Executive Officer-designate from 1999 to early 2000 of Commercial Intertech Corp., a manufacturer of hydraulic components and systems and engineered building systems and products. From 1996 to 1999, Mr. Perkins was President and Chief Executive Officer of Aftermarket Technology Corp., a remanufacturer and a distributor and provider of logistic services to the automotive aftermarket. From 1979 to 1996, Mr. Perkins served in various capacities, including President and Chief Executive Officer from 1983 to 1996, with Senior Flexonics, Inc. Mr. Perkins began his career in 1968 as an industrial engineer with United States Steel and served in various manufacturing management positions with Copperweld Corporation from 1971 to 1979. Mr. Perkins' term as a director expires in November 2004.

     Mr. Bush has been a director of DTI since November 1995. He has been Chairman of the Board of Bush, O'Donnell & Co., Inc., an investment advisory and merchant banking firm located in St. Louis, Missouri since 1986. Mr. Bush is also a director of Mississippi Valley Bancshares, Inc., the Lord Abbett family of mutual funds of Jersey City, New Jersey, WellPoint Health Networks, Inc., a healthcare provider located in Thousand Oaks, California, and Engineered Support Systems, Inc., a manufacturer of military support equipment and electronics located in St. Louis, Missouri. Mr. Bush's term as a director expires in November 2002.

     Mr. Dill has been a director of DTI since November 1997. He has been the general partner of Gateway Associates, L.P., a venture capital firm located in St. Louis, Missouri, since November 1995. From 1991 until September 1995, Mr. Dill was President, Chief Executive Officer and a Director of Bridge Information Systems, Inc., an on-line provider of financial and trading data to institutional equity markets. From 1988 until 1990, Mr. Dill was President and Chief Operating Officer of AVX Corporation, a global supplier of capacitors to the electronics industry. From 1963 until 1988, Mr. Dill was employed in various capacities (most recently as Senior Vice President) by Emerson Electric Company. Mr. Dill is also a director of Zoltek Companies, Inc., Stifel Financial Corporation and Transact Technologies, Inc. Mr. Dill's term as a director expires in November 2002.

     Mr. Lannert has been a director of DTI since January 2002. He has been Executive Vice President, Chief Financial Officer and a director of Navistar International Corporation, a manufacturer of heavy-duty trucks and diesel engines, since 1990. Mr. Lannert served in a number of financial positions with Navistar and its corporate predecessors from 1964 until his appointment as Chief Financial Officer in 1990. Mr. Lannert's term as a director expires in November 2002.

EXECUTIVE OFFICERS

     The following provides certain information regarding our executive officers who are appointed by and serve at the pleasure of the Board of Directors:

NAME                         AGE                           POSITION(S)
----                         ---                           -----------
Stephen J. Perkins.........  55    President and Chief Executive Officer(1)
John M. Casper.............  57    Senior Vice President -- Finance and Chief Financial Officer
John F. Schott.............  57    Chief Operating Officer

---------------
(1) See information under "Directors."

     Mr. Casper has served as our Senior Vice President -- Finance and Chief Financial Officer since January 22, 2001. Mr. Casper served from July 1997 until January 2001 as an independent financial consultant to small family-owned companies. From February 1994 to July 1997, Mr. Casper was Vice President and Chief Financial Officer of Petrolite Corporation, a specialty chemical manufacturer supplying the oil field market. From 1987 to February 1994, Mr. Casper was Executive Vice President -- International and Chief Financial Officer of Mitek, Inc.

     Mr. Schott has served as our Chief Operating Officer since January 10, 2001. Before then, Mr. Schott served in various capacities with us since 1990, including President of the Precision Assembly sector of our

Automation Group, President of Detroit Tool and Engineering Company, President of the Peer Welding Systems division, and engineering manager of Advanced Assembly Automation, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Mr. Perkins inadvertently failed to timely file a Form 4 for May 2002 and June 2002, as required under Section 16(a) of the Securities Exchange Act of 1934, in connection with purchases of shares of our common stock on the open market on May 30, 2002, May 31, 2002, June 4, 2002 and June 5, 2002. These transactions were reported on a Form 5 filed with the Commission on July 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to our chief executive officer and our other two executive officers for services rendered in all capacities to us for the fiscal years ended June 25, 2000, June 24, 2001 and June 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                       ANNUAL COMPENSATION              COMPENSATION AWARDS
                                               -----------------------------------   -------------------------
                                                                      OTHER ANNUAL    RESTRICTED    SECURITIES    ALL OTHER
NAME AND PRINCIPAL                              SALARY      BONUS     COMPENSATION   STOCK AWARDS   UNDERLYING   COMPENSATION
POSITION                              YEAR      ($)(1)    ($)(2)(3)       ($)            ($)         OPTIONS         ($)
------------------                    ----     --------   ---------   ------------   ------------   ----------   ------------
Stephen J. Perkins..................  2002     $480,000   $250,000      $108,655(4)          --           --       $14,437(5)
  President and Chief                 2001(6)  $309,230   $192,000            --       $711,520(7)    80,000(8)    $ 7,405(5)
  Executive Officer                   2000           --         --            --             --           --            --
John M. Casper......................
  Senior Vice President -             2002     $251,258   $110,000      $ 54,213(9)    $125,000(10)       --       $10,056(5)
  Finance and Chief                   2001(11) $108,016   $ 50,000            --       $ 36,880(10)   20,000       $ 2,770(5)
  Financial Officer                   2000           --         --            --             --           --            --
John F. Schott......................  2002     $237,508   $ 90,000      $ 56,163(12)   $ 62,500(13)       --       $ 8,439(5)
  Chief Operating                     2001     $211,466   $ 51,406            --       $ 70,000(13)       --       $12,255(5)
  Officer (14)                        2000     $182,502   $ 94,500            --             --       18,000       $ 8,803(5)

---------------
 (1) Includes amounts deferred under the 401(k) feature of our Retirement Income Savings Plan and under our Non-Qualified Deferred Compensation Plan.

 (2) Reflects bonus payments earned during the fiscal year, all or a portion of which may have been paid in a subsequent fiscal year.

 (3) The bonuses paid to Messrs. Perkins, Casper and Schott in fiscal 2002 were in recognition of the special efforts each of them made in connection with our financial recapitalization transaction and corporate restructuring. The bonuses paid to Messrs. Perkins and Casper in fiscal 2001 were pursuant to their respective employment agreements.

 (4) Includes $80,451 paid to Mr. Perkins to reimburse him for expenses incurred in connection with his relocation to Dayton, Ohio and for taxes related to such reimbursement.

 (5) Represents matching contributions under our Retirement Income Savings Plan and Non-Qualified Deferred Compensation Plan and the payment of premiums for term life insurance for the benefit of the executive officers. The matching contributions were $7,125 and $14,140 for Mr. Perkins in 2001 and 2002, respectively; $2,560 and $9,759 for Mr. Casper in 2001 and 2002, respectively; and $8,383, $11,835 and $8,178 for Mr. Schott in 2000, 2001 and 2002, respectively. The term life insurance premiums were $280 and $297 for Mr. Perkins in 2001 and 2002, respectively; $210 and $297 for Mr. Casper in 2001 and 2002, respectively; and $420, $420 and $261 for Mr. Schott in 2000, 2001 and 2002, respectively.

 (6) Reflects compensation earned from November 6, 2000, the commencement of Mr. Perkins' employment with DTI.

 (7) The amount shown represents the fair market value of the restricted stock award as of the date of grant. As of June 30, 2002, Mr. Perkins held 200,000 shares of restricted stock with an aggregate market value of $700,000. Of these 200,000 shares of restricted stock, 100,000 shares will vest November 6, 2002 and 100,000 shares will vest November 6, 2003. Dividends will be paid on such shares of restricted stock if and when the Board pays dividends on our common stock.

 (8) These options were terminated in connection with the issuance of the restricted shares referenced in footnote 7 above.

 (9) Includes $38,711 paid to Mr. Casper to reimburse him for expenses incurred in connection with his relocation to Dayton, Ohio and for taxes related to such reimbursement.

(10) The amount shown represents the fair market value of the restricted stock award as of the date of grant. As of June 30, 2002, Mr. Casper held 30,000 shares of restricted stock with an aggregate market value of $105,000. During the fiscal year ended June 30, 2002, Mr. Casper was awarded 20,000 shares of restricted stock, 5,000 shares of which vested on September 12, 2002 and 5,000 of which will vest on each of September 12, 2003, September 12, 2004 and September 12, 2005. During the fiscal year ended June 24, 2001, Mr. Casper was awarded 10,000 shares of restricted stock, 2,500 shares of which vested on January 22, 2002 and 2,500 shares of which will vest on each of January 22, 2003, January 23, 2004 and January 22, 2005. Dividends will be paid on such shares of restricted stock if and when the Board pays dividends on our common stock.

(11) Reflects compensation earned from January 22, 2001, the commencement of Mr. Casper's employment with DTI.

(12) Includes $39,868 paid to Mr. Schott to reimburse him for expenses incurred in connection his relocation to Dayton, Ohio and for taxes related to such reimbursement.

(13) The amount shown represents the fair market value of the restricted stock award as of the date of grant. As of June 30, 2002, Mr. Schott held 30,000 shares of restricted stock with an aggregate market value of $105,000. During the fiscal year ended June 30, 2002, Mr. Schott was awarded 10,000 shares of restricted stock, 2,500 shares of which vested on each of September 12, 2002 and 5,000 of which will vest on each of September 12, 2003, September 12, 2004 and September 12, 2005. During the fiscal year ended June 24, 2001, Mr. Schott was awarded 20,000 shares of restricted stock, 5,000 shares of which vested on April 24, 2002 and 5,000 shares of which will vest on each of April 24, 2003, April 24, 2004 and April 24, 2005. Dividends will be paid on such shares of restricted stock if and when the Board pays dividends on our Common Stock.

(14) Mr. Schott was appointed Chief Operating Officer on January 10, 2001. Prior to this, Mr. Schott served in various non-executive officer capacities for us.

COMPENSATION OF DIRECTORS

     Directors who are employees of DTI receive no additional compensation for serving as directors. Each director who is not an employee receives an annual retainer fee of $20,000 for his services as a director, together with additional fees of $1,000 for attendance at each meeting of the full Board of Directors and $750 ($1,000 for committee chairmen) for attendance at each meeting of committees of the Board of Directors (with a per day cap of either $1,250 of committee meeting fees or $1,500 of committee meeting fees for chairmen of committees that meet on any given day). The Chairman of the Board receives an additional annual fee of $150,000 for his services. Directors are also entitled to reimbursement for their expenses incurred in attending meetings. On November 8, 2001 and September 5, 2002, the Board authorized special payments to Mr. Kerley, our Chairman of the Board, of $150,000 each in recognition of his efforts on our behalf during fiscal 2001 and 2002, respectively.

     Pursuant to our Directors Deferred Compensation Plan, each director who is not an employee of DTI must defer $10,000 of his annual retainer fee in common stock equivalent units until termination of his directorship. In addition, each such director may defer receipt of all or part of his remaining compensation until termination of his directorship. The value of the required deferred fees reflect a hypothetical investment in our common stock. The value of the optional deferred fees reflect a hypothetical investment in our common stock or in any combination of the investment funds made available to our employees under our 401(k) plan, in either case up until the time of termination of directorship. All common stock equivalent units held in each non-employee director's deferred fee account receive dividend equivalents.

DIRECTORS STOCK OPTION PLAN

     We maintain a 1994 Directors Non-Qualified Stock Option Plan (the "Directors Stock Option Plan"), that provides for the granting of options to our directors who are not employees, for up to an aggregate of 100,000 shares of common stock.

     The Directors Stock Option Plan is administered by a Directors Stock Option Committee of two or more members of the Board of Directors. Directors who have been granted an option under the Directors Stock Option Plan during the twelve-month period preceding appointment to the committee are not eligible to serve on such committee, and no option may be granted to a director while serving on the committee.

     Options granted or to be granted under the Directors Stock Option Plan may not be exercised for a period of two years from the date of grant and thereafter become exercisable on a cumulative basis in 25% increments beginning on the second anniversary of the date of grant and concluding on the fifth anniversary of the date of grant. All options granted under the Directors Stock Option Plan expire ten years from the date of grant. Options granted or to be granted under the Directors Stock Option Plan are nontransferable, and the exercise price must be equal to the fair market value of the common stock on the date of grant as set forth in the Directors Stock Option Plan or as determined by the Directors Stock Option Committee. Upon exercise, the exercise price must be paid in full in cash or such other consideration as the Directors Stock Option Committee may permit.

     The Directors Stock Option Plan by its express terms provides for the grant of options to each person upon becoming an eligible director with respect to 10,000 shares of common stock and the grant of an additional option to each person upon becoming Chairman of the Board (provided he is an eligible director) with respect to 5,000 shares of common stock, in each case at the fair market value on the date of grant. No options were granted under the Directors Stock Option Plan during fiscal 2002 because of the 100,000 shares of common stock authorized to be issued pursuant to the Plan, options to purchase 98,500 shares were already outstanding. Because there were not enough options to purchase shares remaining under the Plan, the Directors Stock Option Committee granted 10,000 common stock equivalent units to Mr. Lannert as of January 30, 2002 and 1,000 common stock equivalent units to each of Messrs. Kerley, Bush, Dill, Liberman, Logan and Pollnow as of November 8, 2001.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Stephen J. Perkins

     Effective November 2000, we entered into a three-year employment agreement with Mr. Perkins, our President and Chief Executive Officer, the term of which is subject to automatic one-year extensions unless either party gives the required notice. The employment agreement provides that Mr. Perkins will receive an initial annual base salary of $480,000, subject to increase each year at the Board's discretion, a guaranteed cash bonus for fiscal 2001 equal to 60% of the base salary actually paid to Mr. Perkins in fiscal 2001 and annual incentive compensation for other fiscal years based on DTI and Mr. Perkins meeting performance criteria. Pursuant to the employment agreement, we entered into an agreement with Mr. Perkins for the issuance of 200,000 restricted shares of common stock to him. Under the agreement, Mr. Perkins is also entitled to participate in our executive compensation and employee benefit plans and programs, including long-term incentive plans, deferred compensation plans, health and medical insurance programs, 401(k) and other savings plans. We are also obligated to pay country club membership dues, a $1,250 monthly automobile allowance and personal income tax return preparation expenses for Mr. Perkins. The agreement also contains non-competition and confidentiality provisions applicable to Mr. Perkins.

     In November 2000, we also entered into a termination and change of control agreement with Mr. Perkins. This agreement provides that if Mr. Perkins' employment is terminated due to death, normal retirement or disability, he will be entitled to the unpaid portion of his salary and business expenses, vested, nonforfeitable amounts under benefit plans, and an amount equal to the average annual incentive compensation paid to him in the three fiscal years immediately preceding the year of termination, as prorated through his date of termination. In addition, his stock options will become exercisable and his restricted stock and performance shares will become vested to the extent and for the periods indicated in the relevant plans and programs. If his termination is due to disability, he also will continue to receive certain benefits.

     The termination and change of control agreement further provides that if we terminate Mr. Perkins' employment for cause, or if he voluntarily terminates his own employment without good reason, he will be entitled to receive the unpaid portion of his salary and business expenses for the current year, as well as any vested, nonforfeitable amounts in our compensation and benefits plans.

     If we terminate Mr. Perkins' employment without cause prior to a change in control, he will continue to be covered by certain benefit plans for two years, and he will be entitled to the unpaid portion of his salary and business expenses for the current year, any vested, nonforfeitable amounts in our compensation and benefits plans, brokerage commissions for the sale of his house, a payment equal to twice his annual base salary and target bonus, and an additional payment equal to 60% of his prorated annual base salary. In addition, his stock options will become exercisable, and his restricted stock and performance shares will become vested to the extent and for the periods indicated in the relevant plans and programs.

     The agreement also provides that Mr. Perkins' employment will continue for three years after a change in control. If, during that time, we terminate Mr. Perkins' employment without cause, or if he voluntarily terminates his own employment for good reason, he will continue to be covered by certain benefit plans for three years, and he will entitled to the unpaid portion of his salary and business expenses for the current year, a percentage of the current year's bonus, certain performance-based compensation, outplacement services, brokerage commissions for the sale of his house, a payment equal to three times his annual base salary and target bonus, and any vested, nonforfeitable amounts in our compensation and benefits plans. In addition, his stock options shall become exercisable, and his restricted stock and performance shares will become vested to the extent and for the periods indicated in the relevant plans and programs.

    John M. Casper and John F. Schott

     In January 2001, we entered into a two-year employment agreement with Mr. Casper, our Chief Financial Officer and Executive Vice President-Finance, and in May 2001, we entered into a nearly identical two-year employment agreement with Mr. Schott, our Chief Operating Officer. Both agreements are subject to automatic one-year extensions unless either party serves the required notice The respective employment agreements provide for an annual base salary of at least $250,000 and $235,008 for Mr. Casper and Mr. Schott, respectively. The employment agreements contain non-competition and confidentiality provisions. The employment agreements also provide that Mr. Casper and Mr. Schott are each entitled to receive benefits and perquisites that are made available to all senior executives. Further, subject to the provisions of the change of control agreements described below, if we terminate the employment of Mr. Casper or Mr. Schott for any reason other than death, disability or cause, or if they voluntarily terminate their employment for good reason, the agreements provide that they will be entitled to receive their base salary and certain benefits for at least one year.

     In January 2001, we also entered into a change of control agreement with Mr. Casper, and in May 2001, we entered into a nearly identical change of control agreement with Mr. Schott. The respective change of control agreements provide that the employment of Mr. Casper and Mr. Schott will continue for at least two years after a change of control. Upon a change of control, previously granted stock options and restricted shares will become fully vested and exercisable. The agreements further provide that, after a change in control, if we terminate their employment without cause, or if they voluntarily terminate their employment for good reason, their benefits under qualified retirement plans will be fully vested, they will continue to be covered by certain medical, dental and vision benefits for two years and will be entitled to the unpaid portion of their respective salary and business expenses for the current year, a payment equal to two times their respective annual base salary and target bonus, and any vested, nonforfeitable amounts in our compensation and benefits plans.

OPTIONS

     No options were granted during the fiscal year ended June 30, 2002 to our executive officers. There were no SARS granted to, or exercised by, our executive officers in fiscal 2002, or outstanding as of June 30, 2002.

     None of the executive officers exercised options in fiscal 2002. The following table sets forth information concerning the unexercised options held by our executive officers as of June 30, 2002.

                         FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                 OPTIONS AT JUNE 30, 2002          JUNE 30, 2002(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Stephen J. Perkins............................        --             --            --             --
John M. Casper................................     4,000         16,000            --             --
John F. Schott................................    36,000         14,800            --             --

---------------

(1) The value per option is calculated by subtracting the exercise price per option from the closing price of our common stock on the Nasdaq National Market on June 30, 2002. Based on this calculation, none of the unexercised options held by our executive officers were in-the-money at June 30, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended June 30, 2002, our Executive Compensation and Development Committee consisted of Messrs. Bush, Liberman, Pollnow, Dill, Logan and Lannert. Mr. Logan was formerly an executive officer of the Company until his retirement on December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

     The following table sets forth certain information concerning the beneficial ownership of common stock as of September 1, 2002 by each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock. Except as otherwise indicated, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock.

                                                          SHARES OF         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                     COMMON STOCK   OUTSTANDING SHARES
------------------------------------                     ------------   ------------------
State of Wisconsin Investment Board....................  4,459,100(1)         18.9%
  PO Box 7842
  Madison, WI 53707
The Northwestern Mutual Life Insurance Company.........  3,754,568(2)         15.2%
  720 East Wisconsin Avenue
  Madison, WI 53202
Ironwood Capital Management, L.L.C.....................  2,713,490(3)         11.5%
  21 Custom House Street
  Boston, MA 02110
Citigroup, Inc.........................................  2,503,038(4)         10.3%
  425 Park Avenue
  New York, NY 10043
Mass Mutual Life Insurance Co..........................  2,503,009(5)         10.3%
  One Memorial Drive, Suite 1100
  Cambridge, MA 02142
Putnam Investments, L.L.C..............................  2,465,280(6)         10.4%
  One Post Office Square
  Boston, MA 02109
Fidelity Management & Research.........................  1,786,500(7)          7.6%
  82 Devonshire Street
  Boston, MA 02109
Royce & Associates, Inc................................  1,239,000(8)          5.2%
  1414 Avenue of the Americas
  New York, NY 10019

---------------

(1) The number of shares of common stock shown as beneficially owned was derived from a Schedule 13G/A dated February 15, 2002 that was filed with the Commission by State of Wisconsin Investment Board ("SWIB"), reflecting beneficial ownership of 1,959,100 shares of common stock. This amount also includes 2,500,000 shares of common stock purchased by SWIB in the private placement described in "Recent Sales of Unregistered Securities."

(2) The number of shares of common stock shown as beneficially owned was derived from a Schedule 13G/A dated July 8, 2002 that was filed with the Commission by the Northwestern Mutual Life Insurance Company ("Northwestern"). The 3,754,568 shares of common stock beneficially owned by Northwestern includes 1,071,500 shares of common stock issuable upon conversion of outstanding TIDES.

(3) The number of shares of common stock shown as beneficially owned was derived from information provided by Ironwood Capital Management, LLC ("ICM") and a
    Schedule 13G dated May 10, 2002 that was filed with the Commission jointly by ICM, Warren J. Isabelle ("Isabelle"), Richard L. Droster ("Droster"), Donald Collins ("Collins") and ICM/Isabelle Small-Cap Value Fund (the "Fund"). According to the Schedule 13G, ICM, Isabelle, Droster and Collins each has shared voting power with respect to 1,096,590 shares of common stock and shared dispositive power with respect to 1,583,490 shares of common stock, and the Fund has shared voting and dispositive power with respect to 653,800 shares of common stock. This amount also includes 1,130,000 shares of common stock purchased by ICM and its affiliates, including the Fund, in the private placement described in "Recent Sales of Unregistered Securities." These shares are beneficially owned by ICM.

(4) The number of shares of common stock shown as beneficially owned was derived from a Schedule 13G/A dated August 31, 2002 that was filed with the Commission jointly by The Travelers Indemnity Company ("Indemnity"), The Travelers Insurance Group Holdings Inc. ("TIGHI"), Travelers Property Casualty Corp. ("TAP"), Citigroup Insurance Holding Corporation ("CIH"), Associated Madison Companies, Inc. ("AMAD") and Citigroup Inc. ("Citigroup"). According to the Schedule 13G/A, Indemnity, TIGHI and TAP have shared voting and dispositive power with respect to 1,451,762 shares of common stock, and CIH, AMAD and Citigroup have shared voting and dispositive power with respect to 2,503,038 shares of common stock. This amount includes 714,286 shares of common stock issuable upon conversion of outstanding TIDES.

(5) The number of shares of common stock shown as beneficially owned is based upon the number of shares of common stock issued to the holder in the TIDES Exchange described in "Recent Sales of Unregistered Securities." This amount includes 714,286 shares of common stock issuable upon conversion of outstanding TIDES.

(6) The number of shares of common stock shown as beneficially owned was derived from information provided by Putnam Investments, LLC ("Putnam Investments") and a Schedule 13G/A dated February 5, 2002 that was filed with the Commission jointly by Putnam Investments, Marsh & McLennan Companies, Inc. ("Marsh"), Putnam Investment Management, LLC ("PIM") and Putnam Advisory Company, LLC ("PAC"). According to the Schedule 13G/A: (a) Putnam Investments has shared voting power with respect to 461,135 shares of common stock and shared dispositive power with respect to 1,465,280 shares of common stock, (b) PIM has shared dispositive power with respect to 416,735 shares of common stock, and (c) PAC has shared voting power with respect to 461,135 shares of common stock and shared dispositive power with respect to 1,048,545 shares of common stock. This amount also includes 1,000,000 shares of common stock purchased by Putnam Investments and its affiliates in the private placement described in "Recent Sales of Unregistered Securities." These shares are beneficially owned by Putnam Investments.

(7) The number of shares of common stock shown as beneficially owned was derived from a Schedule 13G/A dated February 14, 2002 that was filed with the Commission jointly by Fidelity Management & Research Company ("FMRC"), Fidelity Low Priced Stock Fund (the "Fund"), FMR Corp. ("FMR"), Edward C. Johnson 3d and Abigail P. Johnson. According to the Schedule 13G/A, FMRC, a wholly-owned subsidiary of FMR, is the beneficial owner of 536,500 shares of common stock in its capacity as investment adviser to the Fund, which owns the shares. Edward C. Johnson 3d and FMR, through their control of FMRC and the Fund, each has dispositive power with respect to these shares. According to the Schedule 13G/A, Edward C. Johnson 3d, Abigail P. Johnson and members of the Johnson family, through their ownership of voting common stock of FMR, may be deemed to be a controlling group with respect to FMR, and therefore have dispositive power with respect to these shares. According to the Schedule 13G/A, the Board of Trustees for the funds managed by FMRC has sole voting power with respect to these shares. This amount also includes 1,250,000 shares of common stock purchased by the Fund in the private placement described in "Recent Sales of Unregistered Securities." These shares are beneficially owned by FMRC.

(8) The number of shares of common stock shown as beneficially owned was derived from a Schedule 13G/A dated February 7, 2002 that was filed with the Commission by Royce & Associates, Inc. ("Royce"). This amount also includes 550,000 shares of common stock purchased by Royce and its affiliates in the private placement described in "Recent Sales of Unregistered Securities." These shares are beneficially owned by Royce.

BENEFICIAL OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of common stock and common stock equivalent units as of September 1, 2002 by each director, by each of our executive officers and by all directors and executive officers as a group.

                                                                                            COMMON
                                                              SHARES OF    PERCENT OF       STOCK
                                                               COMMON      OUTSTANDING    EQUIVALENT
NAME OF BENEFICIAL OWNER                                        STOCK        SHARES        UNITS(9)
------------------------                                      ---------    -----------    ----------
William H.T. Bush...........................................    23,750(1)        *           7,976
John M. Casper..............................................    84,000(2)        *              --
Charles A. Dill.............................................    18,250(3)        *          26,712
James J. Kerley.............................................    23,250(4)        *         102,161
Robert C. Lannert...........................................        --           *          12,848
Lee M. Liberman.............................................    33,250(1)        *          28,074
John F. Logan...............................................    77,000(5)        *          13,387
Stephen J. Perkins..........................................   225,000(6)        *              --
Charles F. Pollnow..........................................    18,250(1)        *          27,338
John F. Schott..............................................    72,200(7)        *              --
All directors and executive officers as a group (10
  persons)..................................................   574,950(8)      2.4%        218,496

---------------

 *  Less than 1.0%.

(1) Includes 10,750 shares issuable pursuant to options currently exercisable or exercisable within 60 days of September 1, 2002.

(2) Includes 4,000 shares issuable pursuant to options exercisable within 60 days of September 1, 2002.

(3) Includes 8,250 shares issuable pursuant to options currently exercisable or exercisable within 60 days of September 1, 2002.

(4) Includes 18,250 shares issuable pursuant to options currently exercisable or exercisable within 60 days of September 1, 2002.

(5) Includes 67,000 shares issuable pursuant to options currently exercisable or exercisable within 60 days of September 1, 2002.

(6) Includes 200,000 shares of restricted common stock of which 100,000 shares will vest November 6, 2002 and 100,000 shares will vest November 6, 2003.

(7) Includes 39,200 shares issuable pursuant to options currently exercisable or exercisable within 60 days of September 1, 2002.

(8) See footnotes (1) through (7).

(9) These common stock equivalent units are credited under our Directors Deferred Compensation Plan. The value of the common stock equivalent units mirrors the value of our common stock. The amounts ultimately realized by our directors will reflect changes in the market value of our common stock from the date of grant until the date of payout. The common stock equivalent units do not have voting rights, but are credited with dividend equivalents.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth certain information as of June 30, 2002 with respect to compensation plans under which our equity securities are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                 WEIGHTED-AVERAGE     NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES TO   EXERCISE PRICE OF   REMAINING AVAILABLE FOR
                                       BE ISSUED UPON EXERCISE      OUTSTANDING       FUTURE ISSUANCE UNDER
                                       OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     EQUITY COMPENSATION
PLAN CATEGORY                            WARRANTS AND RIGHTS        AND RIGHTS                PLANS
-------------                          -----------------------   -----------------   -----------------------
Equity Compensation Plans Approved By
  Security Holders...................         1,007,767               $13.14                177,596*
Equity Compensation Plans Not
  Approved By Security Holders.......               -0-                  N/A                     -0-
                                              ---------               ------                --------
     Total...........................         1,007,767               $13.14                177,596*

---------------

* Of these securities, 69,000 shares are available for issuance in connection with the grant of stock options, restricted stock or performance stock awards pursuant to our 1996 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report:

                                                               PAGE
                                                               ----
1.   Financial Statements
     Report of PricewaterhouseCoopers LLP, independent
     public accountants.....................................   F-2
     Consolidated Balance Sheets as of June 30, 2002 and
     June 24, 2001 (As Restated)............................   F-3
     Consolidated Statement of Operations for the Fiscal
     Years Ended June 30, 2002, June 24, 2001 (As Restated)
     and June 25, 2000 (As Restated)........................   F-4
     Consolidated Statement of Changes in Stockholders'
     Equity for the Fiscal Years Ended June 30, 2002, June
     24, 2001 (As Restated) and June 25, 2000 (As
     Restated)..............................................   F-5
     Consolidated Statement of Cash Flows for the Fiscal
     Years Ended June 30, 2002, June 24, 2001 (As Restated)
     and June 25, 2000 (As Restated)........................   F-6
     Notes to Consolidated Financial Statements.............   F-7
2.   Financial Statement Schedules
     Report of Independent Accountants on Financial
     Statement Schedule.....................................   S-1
     Schedule VIII Valuation and Qualifying Accounts and
     Reserves for the Fiscal Years Ended June 30, 2002, June
     24, 2001 and June 25, 2000.............................   S-2
All other schedules are omitted because they are not
applicable or the required information is shown in the
financial statements or notes thereto.
3.   Exhibits
     The exhibits listed on the accompanying Index to
     Exhibits are filed as part of this Annual Report.

     (b) Reports on Form 8-K

          On May 8, 2002, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, a release of our earnings for the third quarter of fiscal 2002, among other things.

          On May 9, 2002, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, a release announcing that we had reached agreements-in-principle to effect a major financial recapitalization transaction, among other things.

          On June 24, 2002, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, a release announcing that we had completed a previously-announced major financial recapitalization transaction and that our 2002 annual meeting of stockholders is scheduled for November 7, 2002.

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

                                          DT INDUSTRIES, INC.

                                          By:      /s/ JOHN M. CASPER
                                            ------------------------------------
                                                       John M. Casper
                                            Senior Vice President -- Finance and
                                                  Chief Financial Officer

Dated: October 4, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 4, 2002.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                        *                                          Chairman of the Board
 ------------------------------------------------
                 James J. Kerley


              /s/ STEPHEN J. PERKINS                  President, Chief Executive Officer and Director
 ------------------------------------------------              (Principal Executive Officer)
                Stephen J. Perkins


                /s/ JOHN M. CASPER                       Senior Vice President -- Finance and Chief
 ------------------------------------------------        Financial Officer (Principal Financial and
                  John M. Casper                                    Accounting Officer)


                        *                                                 Director
 ------------------------------------------------
                William H.T. Bush


                        *                                                 Director
 ------------------------------------------------
                 Charles A. Dill


                        *                                                 Director
 ------------------------------------------------
                Robert C. Lannert


                        *                                                 Director
 ------------------------------------------------
                 Lee M. Liberman


                        *                                                 Director
 ------------------------------------------------
                  John F. Logan


                        *                                                 Director
 ------------------------------------------------
                 Charles Pollnow


 *By:               /s/ JOHN M. CASPER                                Attorney-In-Fact
        -----------------------------------------
                      John M. Casper

                                 CERTIFICATIONS

     I, Stephen J. Perkins, certify that:

     1. I have reviewed this annual report on Form 10-K of DT Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: October 4, 2002

                                                /s/ STEPHEN J. PERKINS
                                          --------------------------------------
                                          Stephen J. Perkins
                                          President and Chief Executive Officer
                                          (principal executive officer)

     I, John M. Casper, certify that:

     1. I have reviewed this annual report on Form 10-K of DT Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: October 4, 2002

                                                  /s/ JOHN M. CASPER
                                          --------------------------------------
                                          John M. Casper
                                          Senior Vice President -- Finance and
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)

                              DT INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, independent public
  accountants...............................................  F-2
Consolidated Balance Sheets as of June 30, 2002 and June 24,
  2001 (As Restated)........................................  F-3
Consolidated Statement of Operations for the Fiscal Years
  Ended June 30, 2002, June 24, 2001 (As Restated) and June
  25, 2000 (As Restated)....................................  F-4
Consolidated Statement of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 30, 2002, June 24, 2001
  (As Restated) and June 25, 2000 (As Restated).............  F-5
Consolidated Statement of Cash Flows for the Fiscal Years
  Ended June 30, 2002, June 24, 2001 (As Restated) and June
  25, 2000 (As Restated)....................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DT Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows, after the restatement described in Notes 1 and 16, present fairly, in all material respects, the financial position of DT Industries, Inc. and its subsidiaries at June 30, 2002 and June 24, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective June 25, 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
August 22, 2002

                          CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 24,
                                                                                    2001
                                                              JUNE 30,           AS RESTATED
                                                                2002          (NOTES 1 AND 16)
                                                              ---------       -----------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 18,847            $  5,505
  Accounts receivable, net..................................    54,936              70,774
  Costs and estimated earnings in excess of amounts billed
     on uncompleted contracts...............................    29,288              85,805
  Inventories, net..........................................    26,777              40,865
  Prepaid expenses and other................................     8,809              14,665
                                                              --------            --------
     Total current assets...................................   138,657             217,614
Property, plant and equipment, net..........................    37,329              62,463
Goodwill, net...............................................   125,538             123,767
Other assets, net...........................................     6,886               6,830
                                                              --------            --------
                                                              $308,410            $410,674
                                                              ========            ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of other long-term debt...................  $  5,140            $    651
  Senior secured term and revolving credit facility.........     6,000              35,500
  Accounts payable..........................................    21,049              40,917
  Customer advances.........................................    13,124              16,809
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    12,020               8,842
  Accrued liabilities.......................................    29,595              37,143
                                                              --------            --------
     Total current liabilities..............................    86,928             139,862
                                                              --------            --------
Long-term debt..............................................    45,381              96,571
Other long-term liabilities.................................     3,285               3,778
                                                              --------            --------
                                                                48,666             100,349
                                                              --------            --------
Commitments and contingencies (Note 9)
Company-obligated, mandatorily redeemable convertible
  preferred securities of subsidiary DT Capital Trust
  holding solely convertible junior subordinated debentures
  of the Company............................................    35,401              80,652
                                                              --------            --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,500,000 shares
     authorized; no shares issued and outstanding...........        --                  --
  Common stock, $0.01 par value; 100,000,000 shares
     authorized; 23,647,932 and 10,337,274 shares
     outstanding at June 30, 2002 and June 24, 2001,
     respectively...........................................       246                 113
  Additional paid-in capital................................   188,546             127,853
  Accumulated deficit.......................................   (25,922)            (10,992)
  Accumulated other comprehensive loss......................    (1,918)             (2,058)
  Unearned portion of restricted stock......................      (470)               (661)
  Less --
     Treasury stock (988,488 and 1,038,488 shares at June
       30, 2002 and June 24, 2001, respectively), at cost...   (23,067)            (24,444)
                                                              --------            --------
     Total stockholders' equity.............................   137,415              89,811
                                                              --------            --------
                                                              $308,410            $410,674
                                                              ========            ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   FISCAL YEAR ENDED
                                                   -------------------------------------------------
                                                                     JUNE 24,           JUNE 25,
                                                                       2001               2000
                                                    JUNE 30,       AS RESTATED        AS RESTATED
                                                      2002       (NOTES 1 AND 16)   (NOTES 1 AND 16)
                                                   -----------   ----------------   ----------------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales........................................  $   326,276     $   511,102        $   464,285
Cost of sales....................................      261,011         437,017            375,418
                                                   -----------     -----------        -----------
Gross profit.....................................       65,265          74,085             88,867
Selling, general and administrative expenses.....       55,603          90,494             79,852
Goodwill impairment (Note 10)....................           --          38,219                 --
Restructuring charge (Note 14)...................       10,332           3,694                 --
Net loss on disposal of assets (Note 3)..........        1,128           8,473                 --
                                                   -----------     -----------        -----------
Operating income (loss)..........................       (1,798)        (66,795)             9,015
Interest expense, net............................       12,198          14,891             10,305
Dividends on Company-obligated, mandatorily
  redeemable convertible preferred securities of
  subsidiary DT Capital Trust holding solely
  convertible junior subordinated debentures of
  the Company....................................        4,834           5,506              5,146
                                                   -----------     -----------        -----------
Loss before benefit for income taxes.............      (18,830)        (87,192)            (6,436)
Benefit for income taxes.........................       (3,900)        (14,120)              (983)
                                                   -----------     -----------        -----------
Net loss.........................................  $   (14,930)    $   (73,072)       $    (5,453)
Gain on conversion of trust preferred securities,
  net of tax.....................................       16,587              --                 --
                                                   -----------     -----------        -----------
Income (loss) available to common stockholders...  $     1,657     $   (73,072)       $    (5,453)
                                                   ===========     ===========        ===========
Income (loss) available to common stockholders
  per common share:
  Basic..........................................  $      0.15     $     (7.18)       $     (0.54)
  Diluted........................................  $      0.15     $     (7.18)       $     (0.54)
                                                   ===========     ===========        ===========
Weighted average common shares outstanding:
  Basic..........................................   10,733,249      10,172,811         10,107,274
  Diluted........................................   10,750,743      10,172,811         10,107,274

          See accompanying Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  RETAINED      ACCUMULATED                                      UNEARNED
                                 EARNINGS/         OTHER                ADDITIONAL              PORTION OF       TOTAL
                                (ACCUMULATED   COMPREHENSIVE   COMMON    PAID-IN     TREASURY   RESTRICTED   STOCKHOLDERS'
                                  DEFICIT)         LOSS        STOCK     CAPITAL      STOCK       STOCK         EQUITY
                                ------------   -------------   ------   ----------   --------   ----------   -------------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE, JUNE 27, 1999 -- AS
  RESTATED (NOTES 1 AND 16)...    $ 67,533        $(1,375)      $113     $133,348    $(30,778)    $  --        $168,841
Comprehensive loss:
  Net loss....................      (5,453)
  Foreign currency
    translation...............                       (603)
    Total comprehensive
      loss....................                                                                                   (6,056)
                                  --------        -------       ----     --------    --------     -----        --------
BALANCE, JUNE 25, 2000 -- AS
  RESTATED (NOTES 1 AND 16)...      62,080         (1,978)       113      133,348     (30,778)       --         162,785
                                  --------        -------       ----     --------    --------     -----        --------
Comprehensive loss:
  Net loss....................     (73,072)
  Foreign currency
    translation...............                        (80)
    Total comprehensive
      loss....................                                                                                  (73,152)
Issuance of 230,000 shares of
  restricted stock to
  executive management........                                             (5,567)      6,334      (767)             --
Amortization of earned portion
  of restricted stock.........                                                                      106             106
Payment on stock subscriptions
  receivable..................                                                 72                                    72
                                  --------        -------       ----     --------    --------     -----        --------
BALANCE, JUNE 24, 2001 -- AS
  RESTATED (NOTES 1 AND 16)...     (10,992)        (2,058)       113      127,853     (24,444)     (661)         89,811
                                  --------        -------       ----     --------    --------     -----        --------
Comprehensive loss:
  Net loss....................     (14,930)
  Foreign currency
    translation...............                        140
    Total comprehensive
      loss....................                                                                                  (14,790)
Gain on conversion of trust
  preferred securities, net of
  tax.........................                                             16,587                                16,587
Issuance of 50,000 shares of
  restricted stock to
  executive management........                                             (1,064)      1,377      (313)             --
Amortization of earned portion
  of restricted stock.........                                                                      504             504
Issuance of 7,000,000 shares
  of common stock at $3.20 per
  share in offering, net of
  transaction fees............                                    70       21,128                                21,198
Issuance of 6,260,658 shares
  of common stock in exchange
  for trust preferred
  securities and distributions
  thereon, net of transaction
  fees........................                                    63       24,007                                24,070
Payments on stock
  subscriptions receivable....                                                 35                                    35
                                  --------        -------       ----     --------    --------     -----        --------
BALANCE, JUNE 30, 2002........    $(25,922)       $(1,918)      $246     $188,546    $(23,067)    $(470)       $137,415
                                  ========        =======       ====     ========    ========     =====        ========

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                              ----------------------------------------------
                                                                          JUNE 24, 2001      JUNE 25, 2000
                                                              JUNE 30,     AS RESTATED        AS RESTATED
                                                                2002     (NOTES 1 AND 16)   (NOTES 1 AND 16)
                                                              --------   ----------------   ----------------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(14,930)      $(73,072)          $ (5,453)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation............................................     6,466          9,240             10,300
    Amortization............................................     3,339          7,163              6,160
    Deferred income tax provision...........................      (579)       (14,045)             4,092
    Goodwill impairment (Note 10)...........................        --         38,219                 --
    Net loss on disposal of assets (Note 3).................     1,128          8,473                 --
    Other asset write-downs.................................     2,940          1,457                 --
    Deferral of dividends on convertible trust preferred
      securities............................................     4,834          5,506              5,146
  (Increase) decrease in current assets, excluding the
    effect of acquisitions/dispositions:
    Accounts receivable.....................................    10,431         13,391             (8,918)
    Costs and estimated earnings in excess of amounts billed
      on uncompleted contracts..............................    57,116        (20,274)           (27,792)
    Inventories.............................................     8,167         10,310             (1,705)
    Prepaid expenses and other..............................     1,684          7,549             (1,573)
  Increase (decrease) in current liabilities, excluding the
    effect of acquisitions/dispositions:
    Accounts payable........................................   (15,990)        (6,272)             9,682
    Customer advances.......................................    (3,606)         2,836               (341)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................     2,579          1,309                696
    Accrued liabilities and other...........................    (8,155)          (403)            (4,624)
                                                              --------       --------           --------
         Net cash provided by (used in) operating
           activities.......................................    55,424         (8,613)           (14,330)
                                                              --------       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures....................................    (2,923)        (3,178)            (6,731)
    Acquisition of C.E. King net assets.....................                       --             (2,116)
    Proceeds from the disposal of assets (Note 3)...........    24,465          2,049                 --
    Other...................................................        --             (7)              (620)
                                                              --------       --------           --------
         Net cash provided by (used in) investing
           activities.......................................    21,542         (1,136)            (9,467)
                                                              --------       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from (repayments of) revolving loans.....   (75,257)        10,494             26,083
    Payments on borrowings..................................    (4,403)        (1,661)              (489)
    Financing costs.........................................    (5,932)        (1,547)            (1,296)
    Net proceeds from equity transactions...................    21,233             72                 --
                                                              --------       --------           --------
         Net cash provided by (used in) financing
           activities.......................................   (64,359)         7,358             24,298
                                                              --------       --------           --------
Effect of exchange rate changes.............................       735           (809)            (2,283)
                                                              --------       --------           --------
Net increase (decrease) in cash.............................    13,342         (3,200)            (1,782)
Cash and cash equivalents at beginning of period............     5,505          8,705             10,487
                                                              --------       --------           --------
Cash and cash equivalents at end of period..................  $ 18,847       $  5,505           $  8,705
                                                              ========       ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) during the period for:
    Interest................................................  $  8,981       $ 12,515           $  9,809
    Income taxes............................................  $ (2,430)      $ (1,737)          $   (423)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
The Company purchased C. E. King in fiscal 2000.

                                                                            FISCAL YEAR ENDED
                                                              ----------------------------------------------
                                                              JUNE 30,       JUNE 24,           JUNE 25,
                                                                2002           2001               2000
                                                              --------   ----------------   ----------------
Fair value of assets acquired...............................       --             --            $ 1,856
Fair value assigned to goodwill.............................       --             --                915
Cash paid...................................................       --             --             (2,116)
                                                              -------        -------            -------
Liabilities assumed.........................................       --             --            $   655
                                                              =======        =======            =======

See Note 1 for discussion of the financial recapitalization transaction that occurred in June 2002 wherein certain of the outstanding TIDES and all accrued and unpaid distributions were exchanged for common shares of the Company.
          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BUSINESS

     DT Industries, Inc. (DTI or the Company) is an engineering-driven designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. Through fiscal 2002, the Company marketed its products through two primary segments: Automation and Packaging. The Company's operations are located in North America and Europe, but its products are sold throughout the world.

    Recent Restatement of Historical Financial Results

     As publicly announced on August 6, 2002 (prior to the public announcement of our consolidated financial results for the fiscal year ended June 30, 2002), we discovered that we were required to make accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002, due to an overstatement of the balance sheet account entitled costs and estimated earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross margins recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary, a small facility located in Erie, Pennsylvania that has historically been part of our Automation segment. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6.5 million and increased the aggregate net loss after taxes reported during the impacted periods by $4.2 million. Our restated audited consolidated financial statements as of, and for the fiscal year ended, June 24, 2001 and our restated audited consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended June 25, 2000 are included on pages F-3 through F-6 and
Note 16 to the audited consolidated financial statements included herein. Restated selected consolidated financial data for those two fiscal years, as well as the fiscal year ended June 27, 1999, is included under "Item 6. Selected Financial Data." Restated unaudited consolidated quarterly financial data for the fiscal years ended June 30, 2002 and June 24, 2001 is included in Note 17 to the audited consolidated financial statements included herein.

     The Company discovered the accounting adjustments while beginning the transfer of the sales and accounting functions at AMI to our DT Precision Assembly segment headquarters in Buffalo Grove, Illinois in connection with the reorganization of the Company's operations described in Note 15. The Board of Directors authorized the Audit and Finance Committee to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these accounting adjustments. The Committee retained Katten Muchin Zavis Rosenman ("KMZR") as special counsel, and KMZR engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. As a result of the investigations, the Company believes that the accounting issues were confined to AMI and determined that the misstatement of the CIE account at AMI was primarily the result of the former controller of AMI, without instruction from, or the knowledge of, Company management, (1) failing to properly account for manufacturing variances, (2) adding inappropriate costs to work-in-process amounts, (3) understating amounts billed and/or customer deposits and (4) failing to recognize certain losses, in each case on various projects during the relevant time period. Using these miscalculations of CIE, the former AMI controller made incorrect journal entries that were recorded in the books and records of AMI.

    Recapitalization

     On June 20, 2002, the Company consummated a major financial recapitalization transaction comprised of an amendment to its senior credit facility (the "Bank Amendment"), a restructuring of its TIDES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

securities (the "TIDES Exchange") and the sale of 7.0 million shares of its common stock for $3.20 per share in a private placement (the "Private Placement"). Each component of the financial recapitalization is described below.

    Bank Amendment

     Pursuant to the Bank Amendment:

     - the Company's lenders permanently waived previous financial covenant defaults resulting from its financial performance in fiscal 2002;

     - the maturity date of the Company's senior credit facility was extended from July 2, 2002 to July 2, 2004;

     - the total commitment under the facility was reduced to $76.4 million, comprised of a $70.0 million revolver and a $6.4 million term loan;

     - a monthly asset coverage test (65% of eligible accounts and 25% of eligible inventory) was established for all revolver advances in excess of $53.0 million;

     - the interest rate was reset at the Eurodollar Rate plus 4% or the Prime Rate plus 3.5% for all revolver advances up to $53.0 million and the Prime Rate plus 4% for all revolver advances in excess of $53.0 million; and

     - $1,500 quarterly pro rata reductions of the revolving loan commitment and term loan are required during fiscal 2003.

See Note 4 for additional information on the Bank Amendment.

    TIDES Exchange

     As part of the financial recapitalization, the Company consummated the TIDES Exchange, whereby:

     - the TIDES holders exchanged $35.0 million of outstanding TIDES and $15.1 million of accrued and unpaid distribution thereon into 6,260,658 shares of common stock of the Company at a price of $8.00 per share;

     - the maturity date of the remaining $35.0 million of TIDES was shortened from May 31, 2012 to May 31, 2008;

     - the conversion price of the remaining TIDES was reduced from $38.75 per share to $14.00 per share;

     - the TIDES holders agreed to a "distribution holiday" pursuant to which distributions on the remaining TIDES will not accrue from April 1, 2002 through July 2, 2004; and

     - provided that the Company make the first distribution payment following the "distribution holiday," it will have the right from time to time to defer distributions on the TIDES through their maturity in 2008.

See Note 5 for additional information on the TIDES Exchange.

    Private Placement

     On June 20, 2002, the Company consummated the Private Placement to several stockholders of 7.0 million shares of its common stock at $3.20 per share. The Company used the proceeds of this offering to repay indebtedness of approximately $18.5 million under the Company's senior credit facility and to pay transaction expenses of approximately $3.9 million.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies utilized by the Company in the preparation of the financial statements conform to accounting principles generally accepted in the United States, and require that management make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual amounts could differ from these estimates.

     During fiscal 2002, the Company changed its policy regarding the classification of unpaid progress billings on the balance sheet. Under the new policy, unpaid progress billings are now included in accounts receivable but were previously included in costs and estimated earnings in excess of amounts billed on uncompleted contracts on the balance sheet. As a result of this change in policy, a reclassification of $25,859 was made to the June 24, 2001 balance sheet that increased accounts receivable and decreased costs and estimated earnings in excess of amounts billed on uncompleted contracts. Certain other reclassifications have been made to prior year financial statements for comparative purposes. These reclassifications had no effect on net losses.

     The significant accounting policies followed by the Company are described below.

    Revenue Recognition

     Almost all of the Company's net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. The Company also derives net sales from the sale of spare and replacement parts and servicing installed equipment and systems. The Company recognizes revenue under the percentage of completion method or upon delivery and acceptance in accordance with SAB 101.

     The Company principally utilizes the percentage of completion method of accounting to recognize revenues and related costs for the sale and installation of equipment and systems pursuant to customer contracts. These contracts are typically engineering-driven design and build contracts of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. These contracts are generally for large dollar amounts and require a significant amount of labor hours with durations ranging from three months to over a year. Under the percentage of completion method, revenues and related costs are measured based on the ratio of engineering and manufacturing hours incurred to date compared to total estimated engineering and manufacturing labor hours. Any revisions in the estimated total costs of the contracts during the course of the work are reflected when the facts that require the revisions become known.

     For those contracts accounted for in accordance with SAB 101, revenue is recognized upon shipment (FOB shipping point). The Company utilizes this method of revenue recognition for products produced in a standard manufacturing operation whereby the product is built according to pre-existing bills of materials, with some customisation occurring. These contracts are typically of shorter duration (one to three months) and have smaller contract values. The revenue recognition for these products follows the terms of the contracts, which calls for transfer of title at time of shipment after factory acceptance tests with the customer. If installation of the products is included in the contracts, revenue for the installation portion of the contract is recognized when installation is complete.

     Costs and related expenses to manufacture products, primarily labor, materials and overhead, are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of revenues by fiscal year recognized under the two methods of accounting is as follows:

                                                               FISCAL YEAR ENDED
                                                 ----------------------------------------------
                                                 JUNE 30, 2002   JUNE 24, 2001   JUNE 25, 2000
                                                 -------------   -------------   --------------
Percentage of completion.......................    $223,650        $374,167         $306,716
Delivery and acceptance under SAB 101..........     102,626         136,935          157,569
                                                   --------        --------         --------
     Total.....................................    $326,276        $511,102         $464,285
                                                   ========        ========         ========

     Progress billings and cash deposits received from customers on contracts in process recognized under percentage of completion accounting method are reflected as costs and estimated earnings in excess of amounts billed on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. Progress billings and cash deposits received from customers on contracts in process recognized upon delivery and acceptance are reflected as customer advances in the consolidated balance sheet. Costs and estimated earnings in excess of amounts billed on uncompleted contracts represent costs and earnings recognized in excess of customer advances billed or collected. Billings in excess of costs and estimated earnings on uncompleted contracts represent customer advances received in excess of costs incurred and earnings recognized. See Note 12 for additional information.

    Capitalization of Certain Engineering Costs

     The Company capitalizes the initial engineering costs on multiple systems orders and amortizes these costs to systems in backlog concurrent with recognition of revenue on such systems. The Company did not capitalize any engineering costs in fiscal 2002. During fiscal 2001, the Company capitalized approximately $2,400 of initial engineering costs of which approximately $1,300 remained unamortized as of June 24, 2001. The remaining $1,300 was amortized during fiscal 2002.

    Warranty Accrual

     The Company routinely incurs warranty cost after projects are installed and closed. The Company records these costs as warranty charges and are included in cost of sales. Warranty costs are estimated at the time a project is closed based on the Company's historical warranty experience and consideration of any known warranty issues.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

gains and losses are included in earnings currently. Foreign currency transaction gains and losses were not material for all periods presented.

    Cash and Cash Equivalents

     All highly liquid debt instruments purchased with original maturities of three months or less are classified as cash equivalents. As of June 30, 2002, the Company had $5,493 of cash received upon the sale of the Hyannis, Massachusetts facility that was restricted for the prepayment of the Sencorp Industrial Revenue Bonds that were paid in full in August 2002. See Note 4 for additional information.

    Concentrations of Credit Risk and Allowance for Doubtful Accounts

     The Company sells its production equipment and systems to a range of manufacturing companies. However, historically the Company's top five customers have accounted for at least 25% of the Company's consolidated net sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although many customers pay deposits to the Company prior to shipment of its products. The Company monitors its exposure at each balance sheet date and adjusts the allowance account for amounts estimated to be uncollectible. The Company maintains a specific policy for its allowance for doubtful accounts as it relates to significantly past due receivables and requires amounts to be reserved for unless certain indicators from the customer exist that indicate future payments will be made. At June 30, 2002, the Company had trade receivables from a significant Automation segment customer of $19,262, most of which was collected subsequent to year-end.

    Inventories

     Inventories are stated at the lower of cost, which approximates the first-in, first out (FIFO) method, or market. Inventories include the cost of materials, direct labor and manufacturing overhead.

     Obsolete or unsalable inventories are reflected at their estimated realizable values. Obsolescence is determined by analyzing historical and forecasted future usage and/or inventory aging. Inventory that has not had activity during the past year is fully reserved. The portion of the reserve related to excess inventory is determined by analyzing historical and forecasted usage against the amount of inventory on hand.

    Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39.5 years.

     Expenditures for repairs, maintenance and renewals are expensed as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

    Goodwill and Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their initial recognition. Among the new requirements of SFAS 142 are:

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

     SFAS 142 is effective for fiscal years beginning after December 15, 2001, however, early adoption was permitted in certain instances. In the first quarter of fiscal 2002, the Company elected to early-adopt the provisions of SFAS 142. Discontinuance of goodwill amortization reduced pre-tax amortization expense by $5,287 in fiscal 2002. The carrying value of goodwill will continue to be assessed for recoverability by management at least on an annual basis. See Note 10 for additional information.

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

    Research and Development

     Research and development costs are expensed as incurred. These costs approximated $3,445, $2,785 and $4,907 in fiscal 2002, 2001 and 2000, respectively, and are included as selling, general, and administrative expenses in the accompanying consolidated statement of operations.

    Fair Value of Financial Instruments

     For purposes of financial reporting, the Company has determined the fair value of financial instruments approximates book value at June 30, 2002, based on terms currently available to the Company in financial markets.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of the components of comprehensive income or loss in the financial statements. The components of comprehensive income (loss) included in the Company's financial statements are net loss and foreign currency translation, which are disclosed in the consolidated statement of changes in stockholders' equity.

    Fiscal Year

     The Company uses a 52-53 week fiscal year that ends on the last Sunday in June.

    Accounting Pronouncements

    Asset Retirement Obligations

     In June 2001, the FASB approved Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement is effective for the Company in fiscal 2003. The Company does not expect this statement to have a material impact on its financial position or results of operation.

    Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement of Financial Account Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of FAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale. The provisions of this statement are effective for the Company in fiscal 2003. The Company does not expect this statement to have a material impact on its financial position or results of operations.

    Rescission of Prior Statements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" (SFAS 145). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets for Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

similar to sale-leaseback transactions. The provisions of this statement are effective for the Company in fiscal 2003. The Company does not expect this statement to have a material impact on its financial position or result of operations.

    Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, at which date the Company will adopt such provisions.

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS

    Acquisitions

     In July 1999, the Company acquired C.E. King for a net cash purchase price of $2,116. This acquisition was accounted for under the purchase method of accounting and financed primarily through bank borrowings, resulting in an increase in the Company's debt. Results of operations of C.E. King have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of the acquisition was allocated to the assets and liabilities acquired, based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was recorded as goodwill.

    Dispositions

     The following table summarizes certain information regarding the Company's disposal of assets during the past three fiscal years:

                                                                       NET CASH    GAIN OR (LOSS)
DATE OF SALE                      BUSINESS OR ASSET                    PROCEEDS      ON DISPOSAL
------------      --------------------------------------------------   --------   -----------------
SALES OCCURRING DURING FISCAL YEAR ENDED JUNE 24, 2001
January 2001...   Corporate airplane                                   $ 1,465         $   640
March 2001.....   Vanguard Technical Solutions, Inc. (Vanguard)            523          (1,249)
SALES OCCURRING DURING FISCAL YEAR ENDED JUNE 30, 2002
June 2001......   Detroit Tool Metal Products Co. (DTMP)               $14,250         $(1,618)
July 2001......   Scheu & Kniss (S&K)                                    3,939          (6,200)
October 2001...   Hansford Parts and Products (HPP)                        622              --
June 2002......   Hyannis, Massachusetts facility                        5,524          (1,128)

     The losses on the sale of DTMP and S&K are reflected in the net loss on disposal of assets line on the consolidated statement of operations for the fiscal year ended June 24, 2001. Included in current assets,

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

property plant and equipment, and current liabilities as of June 24, 2001 were $11,585, $13,224 and $6,596, respectively, of the amounts disposed of subsequent to fiscal 2001 year end related to the sale of DTMP and S&K.

     The net sales and operating loss of HPP in fiscal 2002 were $792 and $129, respectively. The combined net sales and operating profit of Vanguard, DTMP, S&K and HPP in fiscal 2001 were $46,335 and $1,124, respectively.

     In the fourth quarter of fiscal 2002, the Company entered into a sale/leaseback agreement for the Hyannis, Massachusetts facility and recorded a net loss on disposal of the assets of $1,128. In conjunction with the agreement, the Company removed the facility, which had a carrying value of $6,502 at June 30, 2002, from the accounting records and recorded the cash proceeds of approximately $5,493. Using the cash proceeds, on August 1, 2002, the Company prepaid the Industrial Revenue Bonds of $5,000 that were issued in 1998 to fund the expansion of the facility. See Note 4 for additional information. The Company will have lease expense, on a go-foward basis, of approximately $800 annually.

NOTE 4 -- FINANCING

     Long-term debt consisted of the following at the end of the last two fiscal years:

                                                              JUNE 30,   JUNE 24,
                                                                2002       2001
                                                              --------   --------
Term and revolving loans under senior credit facility:
  Term loan.................................................  $ 6,441    $  9,888
  Revolving loans...........................................   44,846     115,255
Foreign currency denominated revolving credit facilities....       --       1,459
Other long-term debt........................................    5,234       6,120
                                                              -------    --------
                                                               56,521     132,722
Less -- current portion of senior credit facility...........    6,000      35,500
Less -- current portions of other long-term debt............    5,140         651
                                                              -------    --------
                                                              $45,381    $ 96,571
                                                              =======    ========

     On June 20, 2002, the Company extended the senior credit facility, which was scheduled to mature on July 2, 2002, through an amendment to the term and revolving loan agreement. The amended agreement calls for periodic reductions in both its revolving credit facility and term commitments. Significant terms of the amended agreement are:

     - Extended the maturity of the agreement to July 2, 2004;

     - Waived certain existing defaults of covenants through the end of June 2002, and established new financial covenants through the end of June 2004;

     - Requires $1,500 quarterly scheduled commitment reductions beginning September 30, 2002, prorated between the term and revolving loan commitments through June 2004;

     - The total commitment of the term loan remained at $6,441 and the revolver was reduced to $70,000 from $83,700;

     - Requires all advances under the revolver and letters of credit issued in excess of $53,000 (priority advances) to be subject to a monthly asset coverage test comprised of 65% of eligible accounts receivable and 25% of eligible inventory. Eligible accounts receivable exclude amounts over 90 days past invoice date, progress billings, foreign receivables of domestic subsidiaries (unless covered by a letter of credit or the debtor maintains a credit rating of BBB+, determined by Standard & Poor's

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       Rating Service or Baa2, determined by Moody's Investors Service), receivables of foreign subsidiaries and receivables subject to any security interest. Eligible inventory excludes inventory not located in the United States, work-in-process, excess and obsolete inventory reserves, and inventory subject to any security interest. At June 30, 2002, the asset coverage was sufficient to have the full $17,000 of priority advances available and there were no priority advances outstanding;

     - Established floating interest rates for the credit facility based on Prime Rate plus 3.5% or Eurodollar rate plus 4.0% for all revolver advances up to $53,000 and Prime Rate plus 4.0% for all priority advances in excess of $53,000; and

     - The credit facility allows for issuance of letters of credit subject to the overall commitment level and restricts payment of dividends.

     At June 30, 2002, interest rates on outstanding indebtedness under the revolving credit facility ranged from 7.94% to 8.25%. Through December 31, 2001, borrowings were based on Prime Rate plus 3% for domestic borrowings or the Eurodollar rate plus 6% on foreign currency borrowings. After December 31, 2001 and through June 20, 2002, the Prime Rate increment increased to 3.5% and the Eurodollar rate increment increased to 6.5%. Subsequent to June 20, 2002, pursuant to the amended loan agreement, the interest rates were as stated above. The amended facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150, a 1% amendment fee paid June 20, 2002, and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates. Total borrowing availability under the credit facility, as of June 30, 2002, was $22,800. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries.

     On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., participated in the issuance of $7,000 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of the Company's facility in Hyannis, Massachusetts. The Bonds were scheduled to mature July 1, 2023. On June 26, 2002, the Company completed a sale/leaseback of the facility in Hyannis and notified the bond trustee of its intent to prepay the outstanding balance of $5,000 on August 1, 2002. On August 1, 2002, the Bonds were fully paid and retired.

NOTE 5 -- COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES)

     On June 12, 1997, the Company completed a private placement to several institutional investors of 1,400,000 7.16% Convertible Preferred Securities (liquidation preference of $50 per Convertible Preferred Security). The placement was made through the Company's wholly-owned subsidiary, DT Capital Trust (Trust), a Delaware business trust. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust. The sole assets of the Trust are the 7.16% Convertible Junior Subordinated Deferrable Interest Debentures Due 2012 (Junior Debentures) issued by the Company that were acquired with the proceeds from the offering as well as the sale of common securities of the Trust to the Company. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust and the Guarantee of DTI, taken together, constitute a full, irrevocable and unconditional guarantee by DTI of amounts due on the Convertible Preferred Securities. As originally structured, the Convertible Preferred Securities were convertible at the option of the holders at any time into the common stock of DTI at an effective conversion price of $38.75 per share and were mandatorily redeemable in 2012. The Convertible Preferred Securities are redeemable at the Company's option after June 1, 2000.

     On June 20, 2002, the Company completed a financial recapitalization transaction pursuant to which, among other things, in the TIDES Exchange the holders of the Convertible Preferred Securities agreed to

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

restructure the Convertible Preferred Securities (and the Junior Debentures of the Company held by the Trust) such that, among other things, $35,000 of the outstanding Convertible Preferred Securities plus approximately $15,085 in accrued and unpaid distributions on the Convertible Preferred Securities were exchanged for 6,260,658 shares of common stock. The conversion price of the remaining $35,000 outstanding Convertible Preferred Securities (and the Junior Debentures of the Company held by the Trust) was lowered to $14.00 per share, the distributions on the Convertible Preferred Securities do not accrue from April 1, 2002 until July 2, 2004, and the maturity date of the Convertible Preferred Securities was accelerated to May 31, 2008. Dividend expense of $1,604 annually on the remaining Convertible Preferred Securities will be recorded reflecting an approximate effective yield of 4.6% over the life of the remaining Convertible Preferred Securities.

     As a result of the TIDES Exchange, the Company recorded a gain on conversion of the trust preferred securities of $16,587, net of tax of $8,787, in June 2002. The shares were valued for book and tax purposes based on the market price of the Company's common stock on the closing date of the TIDES Exchange. The gain on conversion of the trust preferred securities was recorded directly to equity and has been reflected on the consolidated statement of operations below net loss to arrive at income available to common stockholders in fiscal 2002.

NOTE 6 -- INCOME TAXES

     Loss before benefit for income taxes was taxed under the following jurisdictions:

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                                          JUNE 24,      JUNE 25,
                                                              JUNE 30,      2001          2000
                                                                2002     AS RESTATED   AS RESTATED
                                                              --------   -----------   -----------
Domestic....................................................  $ (8,146)   $(73,803)      $    89
Foreign.....................................................   (10,684)    (13,389)       (6,525)
                                                              --------    --------       -------
                                                              $(18,830)   $(87,192)      $(6,436)
                                                              ========    ========       =======

     The benefit for income taxes charged to operations was as follows:

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                                          JUNE 24,      JUNE 25,
                                                              JUNE 30,      2001          2000
                                                                2002     AS RESTATED   AS RESTATED
                                                              --------   -----------   -----------
Current
  U. S. Federal.............................................  $(10,380)   $   (237)      $(2,632)
  State.....................................................     1,148        (296)         (436)
  Foreign...................................................        --        (473)       (2,007)
                                                              --------    --------       -------
     Total current..........................................    (9,232)     (1,006)       (5,075)
                                                              --------    --------       -------
Deferred
  U. S. Federal.............................................     5,050      (8,584)        3,687
  State.....................................................       282      (1,273)          311
  Foreign...................................................        --      (3,257)           94
                                                              --------    --------       -------
     Total deferred.........................................     5,332     (13,114)        4,092
                                                              --------    --------       -------
  Total benefit.............................................  $ (3,900)   $(14,120)      $  (983)
                                                              ========    ========       =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Deferred tax assets (liabilities) are comprised of the following:

                                                                          JUNE 24,
                                                              JUNE 30,      2001
                                                                2002     AS RESTATED
                                                              --------   -----------
DEFERRED TAX ASSETS
  Net operating loss (NOL) carryforwards....................  $12,839      $12,792
  Project and inventory reserves............................    3,407        6,242
  Bad debt reserves.........................................      824        2,967
  Goodwill and intangibles amortization/impairment..........       --        2,183
  Other accruals............................................    5,461        5,428
  Other.....................................................    1,665          501
                                                              -------      -------
Total deferred tax assets...................................   24,196       30,113
DEFERRED TAX LIABILITIES
  Depreciation..............................................  $(2,519)     $(5,181)
  Earnings recognized under percentage of completion........   (3,081)      (3,776)
  Goodwill and intangibles amortization/impairment..........     (637)          --
  Other.....................................................   (2,257)        (583)
                                                              -------      -------
Total deferred tax liabilities..............................   (8,494)      (9,540)
                                                              -------      -------
Deferred tax assets valuation allowance.....................  (13,816)      (8,846)
                                                              -------      -------
Total net deferred tax assets...............................    1,886       11,727
Current portion included in prepaid expenses and other......    1,886        7,915
                                                              -------      -------
Long-term portion included in other assets, net and deferred
  income taxes, respectively................................  $    --      $ 3,812
                                                              =======      =======

     The deferred tax assets valuation allowance has been recorded to reflect the potential non-realization of primarily NOL carryforwards in Canada and deductible temporary differences in Canada. The remaining deferred tax assets relating to domestic companies are more likely than not to be realized.

     At June 30, 2002 the Company had available domestic NOL carryforwards for income tax reporting purposes of approximately $3,900, which will begin to expire in 2021. Additionally, at June 30, 2002 the Company had Canadian NOL carryforwards of approximately $15,067.

     Kalish, Inc., a wholly-owned Canadian subsidiary of the Company, agreed to an assessment by the Canadian Customs and Revenue Agency for its tax years 1996 through 2001. The additional taxable income agreed to in the assessment was offset by NOL carryforwards and credits that would have otherwise been included in the deferred tax asset valuation allowance. As the majority of the assessment relates to transfer pricing adjustments, the Company has submitted a Competent Authority request pursuant to the United States-Canada Income Tax Treaty to reflect the results of the Canadian audit in the Company's United States income tax returns for the same periods. While the final outcome of these proceedings cannot be predicted, the Company believes it is adequately reserved for this matter.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                                          JUNE 24,      JUNE 25,
                                                              JUNE 30,      2001          2000
                                                                2002     AS RESTATED   AS RESTATED
                                                              --------   -----------   -----------
Benefit at the U.S. statutory rate..........................  $(6,591)    $(30,517)      $(2,253)
Deferred tax assets valuation allowance.....................    4,970        7,848            --
Non-deductible goodwill amortization/impairment.............       --        9,881         1,098
State taxes.................................................     (700)      (1,100)          (82)
Canadian loss deduction.....................................   (1,645)          --            --
Foreign sales corporation...................................       --           --          (296)
Other.......................................................       66         (232)          550
                                                              -------     --------       -------
Benefit for income taxes....................................  $(3,900)    $(14,120)      $  (983)
                                                              =======     ========       =======

     The above income tax disclosures exclude the effect of the gain on conversion of preferred securities as described in Note 5.

NOTE 7 -- RETIREMENT PLANS

     The Company offers substantially all of its employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter a written salary deferral agreement under which a maximum of 17% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. The Company will match a percentage of the employee's contribution up to a specified maximum percentage of their salary. In addition, the Company generally is required to make a mandatory contribution and may make a discretionary contribution from profits. During the fiscal years ended June 30, 2002, June 24, 2001 and June 25, 2000, the Company made contributions of approximately $3,549, $4,557 and $4,118, respectively.

     During fiscal 1999, the Company created a non-qualified deferred compensation plan for certain executive employees. Each employee may elect to enter a written salary deferral agreement under which a maximum of 17% of their salary, less any amounts contributed under the 401(k) plan, may be contributed to the plan. The Company will match a percentage of the employee's contribution up to a specified maximum percentage of their salary. In addition, the Company generally is required to make a mandatory retirement contribution.

     In connection with the acquisition of Assembly Technology and Test, Ltd. in fiscal 1998, the Company assumed defined benefit plans for the international divisions. The following sets forth reconciliations of the projected benefit obligations (PBO) of the defined benefit plans:

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 24,
                                                                2002       2001
                                                              --------   --------
Beginning balance...........................................  $24,525    $23,559
  Service cost..............................................    1,186      1,175
  Interest cost.............................................    1,720      1,525
  Actuarial loss (gain).....................................      183        (28)
  Other.....................................................      602       (265)
  Foreign currency translation..............................    2,402     (1,441)
                                                              -------    -------
Ending balance..............................................  $30,618    $24,525
                                                              =======    =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Included in the Other line item above for fiscal year 2002 were $1,614 of curtailments, ($610) of settlements, ($395) of benefits paid, $228 of employee contributions and ($235) of expenses.

     The following sets forth the reconciliations of the fair value of plan assets of the defined benefit plans:

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 24,
                                                                2002       2001
                                                              --------   --------
Beginning balance...........................................  $23,170    $23,066
  Return on plan assets.....................................   (2,508)     1,186
  Employer contributions....................................      901        648
  Other.....................................................   (1,007)      (263)
  Foreign currency translation..............................    1,791     (1,467)
                                                              -------    -------
Ending balance..............................................  $22,347    $23,170
                                                              =======    =======

     Included in the Other line item above for fiscal year 2002 were settlements of ($610), benefits paid of ($390), employee contributions of $228 and expenses of ($235).

     The following sets forth the funded status of the defined benefit plans as of the end of the last two fiscal years:

                                                              JUNE 30,   JUNE 24,
                                                                2002       2001
                                                              --------   --------
Projected benefit obligation................................  $30,618    $24,525
Fair value of plan assets...................................   22,347     23,170
                                                              -------    -------
Excess of projected benefit obligation over plan assets.....    8,271      1,355
Unrecognized loss...........................................   (7,607)      (827)
                                                              -------    -------
Net pension liability.......................................  $   664    $   528
                                                              =======    =======

     The following sets forth the defined benefit pension plans' net periodic pension cost:

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                              JUNE 30,   JUNE 24,   JUNE 25,
                                                                2002       2001       2000
                                                              --------   --------   --------
Service cost................................................  $ 1,186    $ 1,175    $ 1,437
Interest cost...............................................    1,720      1,525      1,523
Expected return on plan assets..............................   (2,031)    (2,167)    (2,071)
Other.......................................................    2,184         --         --
                                                              -------    -------    -------
Net periodic pension cost...................................  $ 3,059    $   533    $   889
                                                              =======    =======    =======

     Included in the Other line item above for fiscal year 2002 were $1,614 of curtailments, $195 of settlements and $375 of unrecognized loss.

     The weighted-average assumptions used to determine the PBO are as follows:

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 24,
                                                                2002       2001
                                                              --------   --------
Discount rate...............................................    6.0%      6.75%
Expected return on plan assets..............................    8.5%      8.5%
Rate of compensation increase...............................    3.5%      4.0%

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Effective December 31, 2001, the Company cancelled all of its domestic post retirement medical and life insurance benefit plans. As a result of the cancellation, the Company reversed its post retirement benefit obligation resulting in income of $1,325 in fiscal year 2002.

NOTE 8 -- STOCK COMPENSATION PLANS

     The Company has three stock incentive plans: the 1994 Employee Stock Option Plan (Employee Plan), the 1994 Directors Non-Qualified Stock Option Plan (Directors Plan) and the 1996 Long-Term Incentive Plan (LTIP Plan).

     The Employee Plan provides for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 900,000 shares of common stock may be granted under the Employee Plan. Options outstanding at June 30, 2002 entitle the holders to purchase common stock at prices ranging between $3.40 and $31.25 per share. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

     The Directors Plan provides for the granting of options to the Company's directors, who are not employees of the Company, to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 100,000 shares of common stock may be granted under the Directors Plan. Options outstanding at June 30, 2002 entitle the holders to purchase common stock at prices ranging between $4.19 and $30.25 per share. Options outstanding become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of such date. All options granted under the Directors Plan expire ten years from the date of grant or earlier if a director leaves the board of directors of the Company.

     The LTIP Plan provides for the granting of the following four types of awards on a stand alone, combination, or a tandem basis: nonqualified stock options, incentive stock options, restricted shares and performance stock awards. The LTIP Plan provides for the granting of up to 600,000 shares of common stock. Grants to date consist of restricted shares and non-qualified stock options entitling the holders to purchase common stock at prices ranging between $4.19 and $37.50 per share. The exercise price of such non-qualified stock options is equal to the fair market value of the stock on the date of the grant. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

     During fiscal 2002, the Company issued 50,000 shares of restricted common stock of the Company with four-year vesting periods under the LTIP Plan. Upon issuance of the restricted shares, unearned compensation expense equivalent to the market value at the date of grant was charged to Stockholders' Equity and will be amortized to expense over the vesting period. The lapsing of restrictions on these shares will be accelerated in certain circumstances, one of which is a change in control of the Company.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the status of the Company's stock incentive plans as of June 30, 2002, June 24, 2001 and June 25, 2000, and changes during the years then ended are presented below:

                                     FISCAL 2002            FISCAL 2001            FISCAL 2000
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,129,138    $13.95    1,328,513    $14.27    1,011,938    $17.43
Granted........................    125,500    $ 6.21       72,000    $ 4.39      449,000    $ 7.83
Exercised......................         --        --           --        --           --        --
Forfeited......................   (246,871)   $13.61     (271,375)   $12.49     (132,425)   $16.50
                                 ---------              ---------              ---------
Outstanding at end of year.....  1,007,767    $13.14    1,129,138    $13.95    1,328,513    $14.27
                                 =========              =========              =========
Exercisable at end of year.....    697,617                706,450                538,384
                                 =========              =========              =========

     The following table summarizes certain information for options currently outstanding and exercisable at June 30, 2002:

                                                  OPTIONS OUTSTANDING
                                          ------------------------------------    OPTIONS EXERCISABLE
                                                         WEIGHTED                ----------------------
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------                  -----------   -----------   --------   -----------   --------
$3-14...................................     658,855         6         $ 9.46      382,205      $11.59
$15-19..................................     271,212         4         $16.92      242,712      $17.02
$20-30..................................      21,500         5         $27.06       18,600      $26.90
$31-38..................................      56,200         5         $32.36       54,100      $32.41
                                           ---------                               -------
                                           1,007,767                               697,617
                                           =========                               =======

    Pro Forma Disclosures

     The Company applies APB 25 and related interpretations in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for the stock options granted under these plans because the options were granted with an exercise price equal to the stock price on the date of grant. Had compensation costs for the Company's stock incentive plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's income (loss) available to common stockholders and income (loss) available to common stockholders per diluted share would have been the pro forma amounts indicated below. Because future stock option awards may be granted, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

                                                                 FISCAL   FISCAL 2001   FISCAL 2000
                                                                  2002    AS RESTATED   AS RESTATED
                                                                 ------   -----------   -----------
Income (loss) available to common stockholders...  As reported   $1,657    $(73,072)      $(5,453)
                                                   Pro forma     $1,309    $(73,639)      $(6,219)
Income (loss) available to common stockholders
  per diluted share..............................  As reported   $ 0.15    $  (7.18)      $ (0.54)
                                                   Pro forma     $ 0.12    $  (7.24)      $ (0.62)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                              FISCAL    FISCAL    FISCAL
                                                               2002      2001      2000
                                                              -------   -------   -------
Expected life of options....................................  5 years   5 years   5 years
Risk-free interest rate.....................................     4.37%     5.22%     6.21%
Expected volatility of stock................................       73%       69%       54%
Expected dividend yield.....................................      0.0%      0.0%      0.0%

     The weighted average fair value of options granted during the years ended June 30, 2002, June 24, 2001 and June 25, 2000 was $3.91, $2.63 and $4.24 per
share, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At June 30, 2002, future minimum lease payments under noncancelable operating leases were as follows:

FISCAL YEAR:
------------
2003........................................................  $ 6,726
2004........................................................    4,255
2005........................................................    2,720
2006........................................................    2,552
2007........................................................    2,446
2008 and thereafter.........................................    9,378
                                                              -------
                                                              $28,077
                                                              =======

     Total lease expense under noncancelable operating leases was approximately $6,227, $7,133 and $7,247 for the years ended June 30, 2002, June 24, 2001 and
June 25, 2000, respectively. Commitments under capital leases are not significant to the consolidated financial statements.

     Following the Company's announcements in August and September 2000 of the restatements of previously reported financial statements, DTI, its Kalish subsidiary and certain of directors and officers were named as defendants in five complaints in putative class action lawsuits. During fiscal 2001, these actions were consolidated into a single class action styled In re DT Industries, Inc. Securities Litigation and an amended complaint was filed (the "Securities Action") adding the Company's Sencorp subsidiary and certain additional officers and directors as defendants. As of the end of fiscal 2002, the Securities Action was pending in the United States District Court for the Western District of Missouri (the "Court"). The Consolidated Amended Complaint asserted causes of action under Section 10(b), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934, and alleged, among other things, that the accounting adjustments caused our previously issued financial statements to be materially false and misleading. The Consolidated Amended Complaint also sought damages in an unspecified amount and was purported to be brought on behalf of purchasers of our common stock during various periods, all of which fall between September 29, 1997 and August 23, 2000.

     On October 4, 2001, the Court granted our motion to dismiss the Securities Action, without prejudice. Pursuant to the Court's dismissal order, all defendants were dismissed, but the plaintiffs were granted the right to amend their complaint. The plaintiffs filed their Second Amended Consolidated Class Action Complaint on

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

January 25, 2002 (the "Second Complaint"), thereby reviving the Securities Action. On March 11, 2002, DTI and the other defendants filed a motion to dismiss the Second Complaint.

     The Court granted our motion to dismiss the Second Complaint, with prejudice, on July 16, 2002. Pursuant to the Court's dismissal order, all defendants were dismissed and a judgment was entered in favor of the defendants. The plaintiffs did not appeal the Court's decision, so the Court's dismissal order is final and non-appealable, and the plaintiffs can neither further amend their complaint nor submit a new complaint in connection with the above-referenced restatements.

     The staff of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the accounting practices at the Company's Kalish and Sencorp subsidiaries that led to the restatements of its consolidated financial statements for fiscal years 1997, 1998 and 1999 and the first three quarters of fiscal 2000, as well as the issues at AMI that led to the accounting adjustments to the Company's previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as its previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002. The Company is cooperating fully with the Commission in connection with its investigation and cannot currently predict the duration or outcome of the investigation.

     In November 1998, pursuant to the agreement by which the Company acquired Kalish, Mr. Graham L. Lewis, a former executive officer and director of DTI, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the prior restatement due to accounting practices at Kalish, the Company believes that the additional payment should not have been made. During fiscal 2001, the Company commenced legal action against Mr. Lewis in Superior Court, Civil Division in Montreal, Quebec to recover this payment and certain bonuses paid to Mr. Lewis. Mr. Lewis has counter-sued for wrongful termination and is seeking to recover monetary damages, including severance, loss of future income, emotional distress and harm to reputation, equal to $2.8 million Canadian dollars. There has been no discovery in these actions. Management believes that the Company's suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit. The Company intends to pursue vigorously its claims against Mr. Lewis and defend against his counter-suit.

     Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. At June 30, 2002, there are currently 10 such claims either pending or that may be asserted against the Company. The Company does not believe that the resolution of these claims, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flow. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for these deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

     In addition to product liability claims, from time to time the Company is the subject of legal proceedings, including involving employee, commercial, general liability and similar claims, that are incidental to the ordinary course of its business. There are no such material claims currently pending. The Company maintains comprehensive general liability insurance that it believes to be adequate for the continued operation of our business.

NOTE 10 -- GOODWILL AND INTANGIBLE ASSETS

     SFAS 142, as explained in Note 1, is effective for fiscal years beginning after December 15, 2001. However, early adoption was permitted in certain instances. In the first quarter of fiscal 2002, the Company elected to early-adopt the provisions of SFAS 142. Discontinuance of goodwill amortization reduced pre-tax

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

amortization expense by $5,287 in fiscal 2002. The carrying value of goodwill will continue to be assessed for recoverability by management at least on an annual basis.

     The changes in the carrying amount of goodwill for fiscal year 2002 were as follows:

                                                              AUTOMATION   PACKAGING
GOODWILL                                                       SEGMENT      SEGMENT     TOTAL
--------                                                      ----------   ---------   --------
Balance as of June 24, 2001.................................   $95,458      $28,309    $123,767
Foreign currency translation................................       457        1,314       1,771
                                                               -------      -------    --------
Balance as of June 30, 2002.................................   $95,915      $29,623    $125,538
                                                               =======      =======    ========

     At June 30, 2002, the Company had one amortized intangible asset. This asset is unpatented technology and the gross carrying amount and accumulated amortization at June 30, 2002 were $576 and $308, respectively.

     The amortization expense related to the intangible asset was $116 for the fiscal year ended June 30, 2002 and June 24, 2001. Amortization expense is expected to be $116 for each of the fiscal years through 2004 and $44 for fiscal 2005. The gross carrying amount, accumulated amortization and amortization expense will vary depending on the prevailing foreign currency exchange rate.

     Previous to the adoption of SFAS 142, the excess of the purchase price over the fair value of net assets acquired in business combinations (goodwill) was capitalized and amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization charged to income for the years ended June 24, 2001 and June 25, 2000 was approximately $5,296 and $5,230, respectively. Accumulated amortization at June 30, 2002 and June 24, 2001 was approximately $28,372. A reconciliation of reported income (loss) available to common stockholders and income (loss) available to common stockholders per share to the amounts adjusted for the exclusion of goodwill amortization for the last three completed fiscal years is as follows:

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                                          JUNE 24,      JUNE 25,
                                                              JUNE 30,      2001          2000
                                                                2002     AS RESTATED   AS RESTATED
                                                              --------   -----------   -----------
Reported income (loss) available to common stockholders.....   $1,657     $(73,072)      $(5,453)
Add back: Goodwill amortization (net of tax)................       --        4,701         4,731
                                                               ------     --------       -------
Adjusted income (loss) available to common stockholders.....   $1,657     $(68,371)      $  (722)
                                                               ======     ========       =======
DILUTED LOSS PER SHARE:
Reported income (loss) available to common stockholders.....   $ 0.15     $  (7.18)      $ (0.54)
Add back: Goodwill amortization (net of tax)................       --         0.46          0.47
                                                               ------     --------       -------
Adjusted income (loss) available to common stockholders.....   $ 0.15     $  (6.72)      $ (0.07)
                                                               ======     ========       =======

     The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company's reporting units, according to SFAS 142. The Company's reporting units represent the various components of the Company's segments for which discrete financial information is available and management regularly reviews the results. All goodwill has been assigned to reporting units. Each year the Company generates operating forecasts at the reporting unit level, upon which the future expected cash flows are based. Under SFAS 142, the impairment analysis is a two-step process whereby, in the first step, the fair value of the Company's reporting units (as estimated using discounted future cash flows) is compared to the respective carrying value of the reporting unit as an indication of whether impairment exists. If the fair value exceeds carrying value, a second step is required whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

resulting in an implied fair value of goodwill that is then compared to the carrying value of goodwill. During the fiscal year ended June 30, 2002, management determined that the goodwill recorded had not been impaired. The Company calculated the present value of expected cash flows to determine the fair value of the reporting units using a discount rate of 10%, which represents the weighted average cost of capital.

     Upon adoption of SFAS 142 in the first quarter of fiscal 2002, the Company completed the transitional goodwill impairment analysis and found there to be no impairment. The transitional impairment test followed the same guidelines as the annual impairment test discussed above.

     During the fourth quarter of fiscal 2001, management determined that an assessment of the recoverability of goodwill by division was necessary. The decision was based on a continuing decline in the operating results of certain divisions and management assumptions regarding future performance based on the overall economic recession and an evaluation of the organizational and operational structure of the Company. The assessment was performed at the divisional level as the divisions maintain distinctively identifiable goodwill and represent the lowest level of identifiable cash flows. The Company determined that goodwill recorded for certain divisions had been impaired and recorded an impairment charge of $38,219 in accordance with SFAS 121. The fair value of the goodwill was based on discounted expected future cash flows of the related division, except as described below regarding the Stokes division.

     The components of the fiscal 2001 goodwill write-off were as follows:

Automation segment
  Mid-West (Buffalo Grove, Illinois)........................  $10,000
  Hansford (Rochester, New York)............................    4,193
Packaging segment
  Sencorp (Hyannis, Massachusetts)..........................   10,730
  Kalish (Montreal, Quebec).................................    7,353
  Stokes (Bristol, Pennsylvania)............................    5,943
                                                              -------
                                                              $38,219
                                                              =======

     Each of these components relates to assets to be held and used, other than the Stokes portion, which at the time of the analysis was under a letter of intent to be sold. The value stated in the letter of intent was used as the fair market value for purposes of determining goodwill impairment for the Stokes division. The proposed sale of Stokes was ultimately terminated and it is currently being rationalized into our Hyannis, Massachusetts operation. The total fiscal 2001 impairment charge related to the Stokes division was $9,249 of which $5,943 was for goodwill impairment, $2,738 was for excess and obsolete inventory and $568 was for other asset write downs. The goodwill impairment is included in the goodwill impairment charge separately disclosed on the statement of operations, the excess and obsolete inventory charge is included in cost of sales and the other asset write-downs are included in selling, general and administrative expenses. During fiscal 2001, prior to the charges discussed above, the Stokes division had revenues of $6,707 and an operating loss of $1,238. At June 24, 2001, the carrying value of the net assets of Stokes was approximately $3,693. The net loss on the disposal of Scheu & Kniss recorded in fiscal 2001, as discussed in Note 3, included a full impairment of the related goodwill of $5,018.

NOTE 11 -- DEPENDENCE ON SIGNIFICANT CUSTOMERS

     Total net sales to a customer in the electronics industry were $99,578, $141,884 and $47,568 in fiscal 2002, 2001, and 2000 respectively. Total net sales to a customer in the tire industry were $38,690 and $49,084 in fiscal 2001 and 2000, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Trade receivables recorded for the significant customer in the electronics industry at June 30, 2002 were $19,262, most of which was collected subsequent to year-end.

NOTE 12 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                          JUNE 24,
                                                              JUNE 30,      2001
                                                                2002     AS RESTATED
                                                              --------   -----------
ACCOUNTS RECEIVABLE
  Trade receivables.........................................  $ 58,021    $ 79,695
  Less -- allowance for doubtful accounts...................    (3,085)     (8,921)
                                                              --------    --------
                                                              $ 54,936    $ 70,774
                                                              ========    ========
COSTS AND ESTIMATED EARNINGS IN EXCESS OF AMOUNTS BILLED ON
  UNCOMPLETED CONTRACTS
  Costs incurred on uncompleted contracts...................  $176,781    $285,114
  Estimated earnings........................................    37,040      37,757
                                                              --------    --------
                                                               213,821     322,871
  Less -- Billings to date..................................  (196,553)   (245,908)
                                                              --------    --------
                                                              $ 17,268    $ 76,963
                                                              ========    ========
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of amounts
     billed.................................................  $ 29,288    $ 85,805
  Billings in excess of costs and estimated earnings........   (12,020)     (8,842)
                                                              --------    --------
                                                              $ 17,268    $ 76,963
                                                              ========    ========
INVENTORIES, NET
  Raw materials.............................................  $ 16,652    $ 26,778
  Work in process...........................................    10,958      18,549
  Finished goods............................................     4,292       6,090
  Less -- inventory reserves................................    (5,125)    (10,552)
                                                              --------    --------
                                                              $ 26,777    $ 40,865
                                                              ========    ========
PROPERTY, PLANT AND EQUIPMENT
  Machinery and equipment...................................  $ 50,187    $ 68,887
  Buildings and improvements................................    23,022      35,575
  Land and improvements.....................................     5,964       7,112
  Construction-in-progress..................................       809         280
                                                              --------    --------
                                                                79,982     111,854
  Less -- accumulated depreciation..........................   (42,653)    (49,391)
                                                              --------    --------
                                                              $ 37,329    $ 62,463
                                                              ========    ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          JUNE 24,
                                                              JUNE 30,      2001
                                                                2002     AS RESTATED
                                                              --------   -----------
ACCRUED LIABILITIES
  Accrued employee compensation and benefits................  $ 10,258    $ 13,570
  Accrued warranty..........................................     3,422       3,244
  Restructuring accrual.....................................     4,678       2,879
  Other.....................................................    11,237      17,450
                                                              --------    --------
                                                              $ 29,595    $ 37,143
                                                              ========    ========

     The Company routinely incurs warranty costs after projects are installed and completed. The Company reserves for such warranty costs based on its historical warranty experience and consideration of any known warranty issues.

     A summary and rollforward of the warranty reserves for the previous three fiscal years are as follows:

                                       BEGINNING BALANCE   EXPENSE   CHARGES   ENDING BALANCE
                                       -----------------   -------   -------   --------------
Fiscal 2002..........................       $3,244         $1,753    $(1,575)      $3,422
Fiscal 2001..........................        2,527          2,772     (2,055)       3,244
Fiscal 2000..........................        4,995          1,098     (3,566)       2,527

NOTE 13 -- WRITE-DOWN OF ASSETS

     The Company wrote down $21,809 of assets in the fourth quarter of fiscal 2001. A summary and roll-forward of the specific reserves are as follows:

                                 RESERVE AT    FISCAL    FISCAL 2002                               RESERVE AT
                                  JUNE 24,      2002     WRITE-OFFS/                                JUNE 30,
                                    2001       EXPENSE    DISPOSALS    RECOVERIES   DISPOSITIONS      2002
                                 -----------   -------   -----------   ----------   ------------   ----------
Inventory......................    $10,552     $1,303      $(5,753)     $  (282)       $(695)        $5,125
Accounts receivable............      8,921      1,208       (4,277)      (2,498)        (269)         3,085

     The Company recorded inventory related charges of $9,811 (excess and obsolete reserves and fair market value adjustments) in the fourth quarter of fiscal 2001 resulting in an ending inventory reserve of $10,552. The Company also took other inventory-related write-offs of $2,218 in June 2001, primarily related to work-in-process items deemed unrecoverable by management.

     The $9,811 charge, which increased excess and obsolete reserves and adjusted certain inventory items to fair market value was comprised of the following items:

     - a charge of $1,400 to write-down the remaining assets of the discontinued extrusion product line to an estimated fair market value of $400. The product line was sold in fiscal year 2002 for $200 resulting in an additional loss of $200 in fiscal year 2002;

     - a charge of $2,738 related to excess and obsolete inventory of the Stokes division based on a letter of intent to sell the Stokes assets. The sale of the net assets of the Stokes division did not ultimately occur; and

     - a charge of $5,673 related to various divisions that were determined to have excess or obsolete inventory issues or inventory market value concerns.

     The inventory reserves established in fiscal 2001 assumed an estimated salvage value on certain of the inventory items being reserved. The Company was not able to achieve the estimated salvage value as it disposed of the inventory in fiscal 2002 partially accounting for the incremental expense in fiscal 2002. The

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Company's disposal activity during fiscal 2002 consisted of selling items for scrap value, returning items to suppliers for credit and throwing items away. The Company's inventory reserve balance as of June 30, 2002 is expected to be substantially utilized in fiscal 2003. The Packaging segment accounts for $4,092 of the reserve at June 30, 2002, of which $2,176 is related to replacement parts held at facilities closed in fiscal 2002 and deemed obsolete. The Company anticipates disposing of these items in fiscal 2003.

     The Company recorded $8,330 of accounts receivable write-offs in the fourth quarter of fiscal 2001 resulting in an accounts receivable allowance for doubtful accounts of $8,921 at June 24, 2001. Of this total, $4,500 related to two specific projects for which the Company determined it would not be able to collect. The remaining reserve relates to accounts deemed by management to be uncollectible. Due to increased collection efforts, $2,498 of the accounts receivable reserved for were collected in 2002 and therefore the related reserves were reversed.

     In addition to the above amounts, the Company also took an additional charge of $1,450 in the fourth quarter of fiscal 2001 primarily related to write-offs of fixed assets. The fixed asset write-off consisted primarily of software development costs for systems that were expected to be rolled out company-wide, which the new management team decided not to pursue.

     The inventory related charges of $12,029 and the write-offs of fixed assets of $1,450 were included in cost of sales in the statement of operations. The accounts receivable write-offs of $8,330 were included in selling, general and administrative expenses.

NOTE 14 -- RESTRUCTURING

     During fiscal 2002, the Company announced several actions in connection with its restructuring plan as outlined below. These actions resulted in an aggregate of $10,332 of restructuring charges in fiscal 2002 after the fiscal 2001 restructuring charge reversal discussed below.

     - Closure of its Rochester, New York facility, including termination of employees in the fourth quarter of 2002 and the transfer of the customer base of this facility primarily to its Dayton, Ohio and Buffalo Grove, Illinois facilities. The closure was announced January 24, 2002. The restructuring costs, which totaled $3,648 were recorded in the third quarter of fiscal 2002 and included severance costs of $1,334 for the termination of 114 employees. As of June 30, 2002, four employees remained for final administrative duties, all of whom were discharged by the end of the first quarter of fiscal 2003. The remaining restructuring costs include $1,068 for future facility lease and related costs, $1,146 for assets write-offs and $100 for office equipment lease terminations and miscellaneous other charges. The asset write-offs include the remaining value of leasehold improvements, the computer system and show machines.

     - Closure of its Montreal, Quebec facility, including termination of employees in August 2002, and the transfer of its customer base and assets to its operations in Leominster, Massachusetts. The closure was announced March 22, 2002. The restructuring costs of $2,299 were recorded in the third quarter of fiscal 2002 and included severance costs of $993 for the termination of approximately 83 employees, partially offset by a reversal of $451 associated with severance accrual recorded in fiscal 2001. 75 employees remained at June 30, 2002, 70 of which were terminated by the end of the first quarter of fiscal 2003. The remaining restructuring costs include $664 for future facility lease and related costs, $1,056 for asset write-offs and $37 of other costs. The asset write-offs include the remaining value of leasehold improvements, computer system and other.

     - Transfer of its manufacturing operations in Bristol, Pennsylvania to Hyannis, Massachusetts as part of its Converting Technologies division. The closure was announced March 22, 2002 and completed in September 2002. The restructuring costs of $892 were recorded in the third quarter of fiscal 2002 and included severance costs of $272 for the termination of 15 employees. Up to 10 employees are expected

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

to remain in Bristol for sales and engineering support. As of June 30, 2002, there were no terminations. By the end of the first quarter of fiscal 2003, 12 employees were terminated. The remaining restructuring costs include $400 of asset write-offs, $192 for future facility lease and related costs and $28 of other costs. The asset write-offs include the remaining value of leasehold improvements.

     - Transfer of the Assembly and Test-Europe fabrication operations from Gawcott, United Kingdom to its Buckingham, England plant in the fourth quarter of fiscal 2002. The restructuring costs of $1,206 were recorded in the third quarter of fiscal 2002 and included estimated severance costs of $908 for the termination of 43 employees, all of whom were terminated by June 30, 2002. The restructuring costs include $264 for future lease payments and $34 of other costs.

     - The Company recognized additional restructuring charges of $2,287 in fiscal 2002 ($1,521 in the second quarter, $463 in the third quarter, and $303 in the fourth quarter) primarily related to severance costs associated with management changes and workforce reductions at several divisions, as well as future lease payments resulting from the consolidation of two Packaging segment divisions. The restructuring charge included severance costs of $1,747 for the termination of 125 employees, $300 for future lease payments and $240 of asset write-offs. All of the employees were terminated by June 30, 2002.

     The following table summarizes the components of the fiscal 2002 restructuring accruals:

                                                                                   NON-CASH     AS OF
                                                   RESTRUCTURING   CASH CHARGES   CHARGES TO   JUNE 30,
                                                      CHARGE        TO ACCRUAL     ACCRUAL       2002
                                                   -------------   ------------   ----------   --------
Severance costs..................................     $ 5,254        $(3,823)      $    --      $1,431
Future lease costs on closed facilities..........       2,488             --            --       2,488
Asset write-downs................................       2,842             --        (2,535)        307
Other............................................         199           (199)           --          --
                                                      -------        -------       -------      ------
                                                      $10,783        $(4,022)      $(2,535)     $4,226
                                                      =======        =======       =======      ======

     The Company has utilized $6,557 of the fiscal 2002 restructuring accrual as of June 30, 2002 resulting in a remaining balance of $4,226. The future lease commitment on closed facilities includes a two-year accrual for the Rochester, New York and Montreal, Quebec facilities. The remaining restructuring charges are expected to be used by the end of September 2003.

FISCAL 2001 RESTRUCTURING

     In the fourth quarter of fiscal 2001, a restructuring charge of $3,694 was established for severance costs associated with management changes and workforce reductions, future lease costs on idle facilities and personnel relocation costs resulting from the corporate office move and the closure of four Packaging segment sales offices and non-cash asset write-downs.

     The Company's fiscal 2001 restructuring plan consisted of the following actions:

     - Closure of Canadian operation's sales offices, including the termination of 64 employees. These offices were closed in the fourth quarter of 2001. In addition, there was a headcount reduction at the Montreal location. These people were notified of termination in the fourth quarter of fiscal 2001. Total severance costs were $706 and future lease costs on rented office space for the sales offices was $300. As mandated by Canadian law, a six-month waiting period is required before termination after notice is given. After notification, during the six-month period, a number of employees left voluntarily and therefore received no benefits. Accordingly, an amount of $451 was reversed to income in fiscal 2002 and is included in the roll-forward.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     - Consolidation of two of the Company's United Kingdom operations, which included the termination of 28 employees in the first quarter of fiscal 2002 at a cost of $500.

     - Relocation of the corporate offices from Springfield, Missouri to Dayton, Ohio. Total moving costs incurred were $949 in the fourth quarter of 2001, which included personnel relocation costs of $747 and other moving costs of $202. These moving costs were recognized when incurred. In addition, the Company accrued future lease costs on the idle office space in Springfield of $575. Lastly, severance of $545 was recorded for the termination of 10 employees at the Springfield office.

     The rollforward of the restructuring accrual related to fiscal 2001 is as follows:

                                                 AS OF        CASH       NON-CASH                AS OF
                                                JUNE 24,   CHARGES TO   CHARGES TO   REVERSAL   JUNE 30,
                                                  2001      ACCRUAL      ACCRUAL     IN 2002      2002
                                                --------   ----------   ----------   --------   --------
Severance costs...............................   $1,277     $  (826)      $  --       $(451)      $ --
Future lease costs............................      685        (327)         --          --        358
Relocation costs..............................      544        (544)         --          --         --
Asset write-downs.............................      131          --        (131)         --         --
Other.........................................      242        (148)         --          --         94
                                                 ------     -------       -----       -----       ----
                                                 $2,879     $(1,845)      $(131)      $(451)      $452
                                                 ======     =======       =====       =====       ====

     The Company utilized $1,976 of the fiscal 2001 restructuring accrual as of June 30, 2002 and reversed $451 in fiscal 2002, resulting in a remaining accrual of $452, which is expected to be used during fiscal 2003.

NOTE 15 -- BUSINESS SEGMENTS

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The Company primarily operated in two business segments through fiscal
2002 -- Automation and Packaging. The Company's Automation segment designed and built integrated systems for the assembly, test and handling of discrete products. The Company's Packaging segment manufactured tablet processing, counting and liquid filling systems and plastics processing equipment, including thermoforming, blister packaging and heat sealing. In the first and second quarters of fiscal 2002, the Company sold the assets that comprised its non-core businesses that produced precision-stamped steel and aluminum components through its stamping and fabrication operations.

     The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies. Inter-segment sales are not significant.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Financial information for the Company's reportable segments consisted of the following:

                                                                          FISCAL         FISCAL
                                                                           2001           2000
                                                                       AS RESTATED    AS RESTATED
                                                             FISCAL    (SEE NOTES 1   (SEE NOTES 1
                                                              2002       AND 16)        AND 16)
                                                            --------   ------------   ------------
NET SALES
  Automation..............................................  $259,966     $385,515       $302,788
  Packaging...............................................    65,518       87,282        123,237
  Other...................................................       792       38,305         38,260
                                                            --------     --------       --------
     Consolidated Total...................................  $326,276     $511,102       $464,285
                                                            ========     ========       ========
OPERATING INCOME (LOSS)
  Automation..............................................  $ 13,804     $  2,142       $ 14,039
  Packaging...............................................    (9,361)     (55,254)           526
  Other...................................................       491          128          3,207
  Corporate...............................................    (6,732)     (13,811)        (8,757)
                                                            --------     --------       --------
     Consolidated Total...................................  $ (1,798)    $(66,795)      $  9,015
                                                            ========     ========       ========
ASSETS
  Automation..............................................  $217,254     $293,993       $304,136
  Packaging...............................................    72,784       80,998        138,924
  Other...................................................        --       23,401         22,022
  Corporate...............................................    18,372       12,282         13,690
                                                            --------     --------       --------
     Consolidated Total...................................  $308,410     $410,674       $478,772
                                                            ========     ========       ========
CAPITAL EXPENDITURES
  Automation..............................................  $  2,174     $  1,569       $  3,757
  Packaging...............................................       634          885          2,056
  Other...................................................        --          346             --
  Corporate...............................................       115          378            918
                                                            --------     --------       --------
     Consolidated Total...................................  $  2,923     $  3,178       $  6,731
                                                            ========     ========       ========
DEPRECIATION AND AMORTIZATION
  Automation..............................................  $  4,398     $  8,546       $  9,181
  Packaging...............................................     1,874        3,969          4,044
  Other...................................................        33        1,432          1,737
  Corporate...............................................     3,500        2,456          1,498
                                                            --------     --------       --------
     Consolidated Total...................................  $  9,805     $ 16,403       $ 16,460
                                                            ========     ========       ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Included in operating income (loss) are the following unusual items:

                                                              FISCAL    FISCAL    FISCAL
                                                               2002      2001      2000
                                                              -------   -------   -------
GOODWILL IMPAIRMENT
  Automation................................................       --   $14,193        --
  Packaging.................................................       --    24,026        --
                                                              -------   -------   -------
     Total..................................................       --   $38,219        --
                                                              =======   =======   =======
RESTRUCTURING CHARGE
  Automation................................................  $ 6,557   $   119        --
  Packaging.................................................    3,775     1,506        --
  Corporate.................................................       --     2,069        --
                                                              -------   -------   -------
                                                              $10,332   $ 3,694        --
                                                              =======   =======   =======
GAIN (LOSS) ON DISPOSAL OF ASSETS
  Automation................................................       --   $(1,247)       --
  Packaging.................................................   (1,128)   (6,248)       --
  Other.....................................................       --    (1,618)       --
  Corporate.................................................       --       640        --
                                                              -------   -------   -------
     Total..................................................  $(1,128)  $(8,473)       --
                                                              =======   =======   =======

     In addition to the items noted above, the corporate operating loss in fiscal 2001 included approximately $3,487 of non-recurring legal and professional fees associated with the investigations into the prior years' accounting irregularities. See Note 9 for additional information.

     The reconciliation of segment operating income (loss) to consolidated loss before benefit for income taxes consisted of the following:

                                                                          FISCAL         FISCAL
                                                                           2001           2000
                                                                       AS RESTATED    AS RESTATED
                                                             FISCAL    (SEE NOTES 1   (SEE NOTES 1
                                                              2002       AND 16)        AND 16)
                                                            --------   ------------   ------------
Automation................................................  $ 13,804     $  2,142       $14,039
Packaging.................................................    (9,361)     (55,254)          526
                                                            --------     --------       -------
  Operating income (loss) for reportable segments.........     4,443      (53,112)       14,565
Operating income for other businesses.....................       491          128         3,207
Corporate.................................................    (6,732)     (13,811)       (8,757)
Interest expense, net.....................................   (12,198)     (14,891)      (10,305)
Dividends on Company-obligated, mandatorily redeemable
  convertible preferred securities of subsidiary DT
  Capital Trust holding solely convertible junior
  subordinated debentures of the Company..................    (4,834)      (5,506)       (5,146)
                                                            --------     --------       -------
Consolidated loss before benefit for income taxes.........  $(18,830)    $(87,192)      $(6,436)
                                                            ========     ========       =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Financial information related to the Company's operations by geographic area consisted of the following:

                                                               FISCAL     FISCAL     FISCAL
                                                                2002       2001       2000
                                                              --------   --------   --------
Net sales
  United States.............................................  $180,751   $321,207   $334,099
  Far East..................................................    45,138     41,804      8,870
  Europe....................................................    61,460    106,469     69,073
  Canada/Latin America......................................    32,681     41,547     46,837
  Other.....................................................     6,246         75      5,406
                                                              --------   --------   --------
     Consolidated Total.....................................  $326,276   $511,102   $464,285
                                                              ========   ========   ========
Long-lived assets
  United States.............................................  $ 28,764   $ 53,593   $ 62,284
  United Kingdom............................................     7,354      7,213      7,926
  Other International.......................................     1,211      1,657      3,008
                                                              --------   --------   --------
     Consolidated Total.....................................  $ 37,329   $ 62,463   $ 73,218
                                                              ========   ========   ========

     Net sales are attributed to countries based on the shipping destination of products sold. Long-lived assets consist of total property, plant and equipment, net of accumulated depreciation.

     The Company announced in March 2002 that the Company is reorganizing its operations into four business segments: Material Processing, Precision Assembly, Assembly and Test and Packaging Systems. This new structure is designed to allow the Company to streamline product offerings, capitalize on the combined strength of operating units, reduce overlap in the marketplace and improve capacity utilization, internal controls, financial reporting and disclosure controls. The Company is still implementing this integration plan and completing the systems required to provide, analyze, review and report results of operations for current and historical periods for its newly defined segments. The Company intends to begin reporting financial results for these four new business segments in its Form 10-Q for the fiscal quarter ended September 29, 2002.

NOTE 16 -- RESTATEMENT

     As described in Note 1, the Company's balance sheet as of, and statement of operations for, the fiscal year ended June 24, 2001 and the Company's statement of operations for the fiscal year ended June 25, 2000 have been restated. A comparison of previously reported and restated financial statements for these periods is presented below. The impact of these restatements resulted in increases to the Company's net loss of $1,729 and $863, and to the Company's net loss per common share of $0.17 per share and $0.09 per share, for fiscal 2001 and 2000, respectively.

     Included in the Company's June 27, 1999 restated retained earnings is an adjustment of $1,435 related to the cumulative impact of the restatement related to fiscal 1999.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                           CONSOLIDATED BALANCE SHEET

                                                              JUNE 24, 2001
                                                              AS PREVIOUSLY   JUNE 24, 2001
                                                                REPORTED       AS RESTATED
                                                              -------------   -------------
Assets
  Current assets:
     Cash...................................................    $  5,505        $  5,505
     Accounts receivable, net...............................      70,774          70,774
     Costs and estimated earnings in excess of amounts
      billed on uncompleted contract........................      92,000          85,805
     Inventories, net.......................................      40,865          40,865
     Prepaid expenses and other.............................      12,497          14,665
                                                                --------        --------
     Total current assets...................................     221,641         217,614
Property, plant and equipment, net..........................      62,463          62,463
Goodwill, net...............................................     123,767         123,767
Other assets, net...........................................       6,830           6,830
                                                                --------        --------
                                                                $414,701        $410,674
                                                                ========        ========
Liabilities and stockholders' equity
  Current liabilities:
     Current portion of long-term debt......................    $ 36,151        $ 36,151
     Accounts payable.......................................      40,917          40,917
     Customer advances......................................      25,651          25,651
     Accrued liabilities....................................      37,143          37,143
                                                                --------        --------
  Total current liabilities.................................     139,862         139,862
                                                                --------        --------
Long-term debt..............................................      96,571          96,571
Other long-term liabilities.................................       3,778           3,778
                                                                --------        --------
                                                                 100,349         100,349
Commitments and contingencies
Company-obligated, mandatorily redeemable convertible
  preferred securities of subsidiary DT Capital Trust
  holding solely convertible junior subordinated debentures
  of the Company............................................      80,652          80,652
Stockholders' equity:
     Common stock...........................................         113             113
     Additional paid-in capital.............................     127,853         127,853
     Retained earnings (accumulated deficit)................      (6,965)        (10,992)
     Accumulated other comprehensive loss...................      (2,058)         (2,058)
     Unearned portion of restricted stock...................        (661)           (661)
     Less -- Treasury stock.................................     (24,444)        (24,444)
                                                                --------        --------
       Total stockholders' equity...........................      93,838          89,811
                                                                --------        --------
                                                                $414,701        $410,674
                                                                ========        ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 FISCAL YEAR ENDED
                                           --------------------------------------------------------------
                                           JUNE 24, 2001                   JUNE 25, 2000
                                           AS PREVIOUSLY   JUNE 24, 2001   AS PREVIOUSLY    JUNE 25, 2000
                                             REPORTED       AS RESTATED       REPORTED       AS RESTATED
                                           -------------   -------------   --------------   -------------
Net sales................................   $   511,102     $   511,102     $   464,285      $   464,285
Cost of sales............................       434,357         437,017         374,091          375,418
                                            -----------     -----------     -----------      -----------
Gross profit.............................        76,745          74,085          90,194           88,867
Selling, general and administrative
  expenses...............................        90,494          90,494          79,852           79,852
Goodwill impairment......................        38,219          38,219              --               --
Restructuring charge.....................         3,694           3,694              --               --
Net loss on disposal of assets...........         8,473           8,473              --               --
                                            -----------     -----------     -----------      -----------
Operating income (loss)..................       (64,135)        (66,795)         10,342            9,015
Interest expense, net....................        14,891          14,891          10,305           10,305
Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary DT
  Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company..............         5,506           5,506           5,146            5,146
                                            -----------     -----------     -----------      -----------
Loss before benefit for income taxes.....       (84,532)        (87,192)         (5,109)          (6,436)
Benefit for income taxes.................       (13,189)        (14,120)           (519)            (983)
                                            -----------     -----------     -----------      -----------
Net loss.................................   $   (71,343)    $   (73,072)    $    (4,590)     $    (5,453)
                                            -----------     -----------     -----------      -----------
Net loss per common share:
  Basic and Diluted......................   $     (7.01)    $     (7.18)    $     (0.45)     $     (0.54)
Weighted average common shares
  outstanding:
  Basic and Diluted......................    10,172,811      10,172,811      10,107,274       10,107,274

NOTE 17 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     As described in Note 1, the unaudited quarterly information for the first three fiscal quarters of the fiscal year ended June 30, 2002 and the four fiscal quarters of the fiscal year ended June 24, 2001 have been restated. A comparison of previously reported and restated unaudited quarterly financial information is presented below.

                                  1ST QUARTER                 2ND QUARTER                 3RD QUARTER
                                      AS        1ST QUARTER       AS        2ND QUARTER       AS        3RD QUARTER
                                  PREVIOUSLY        AS        PREVIOUSLY        AS        PREVIOUSLY        AS
                                   REPORTED      RESTATED      REPORTED      RESTATED      REPORTED      RESTATED     4TH QUARTER
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
YEAR ENDED JUNE 30, 2002
Net sales.......................   $100,484      $100,431       $88,104       $88,661      $ 60,184      $ 59,967       $77,217
Cost of sales...................     79,501        79,832        70,488        70,733        49,712        49,714        60,732
Gross profit....................     20,983        20,599        17,616        17,928        10,472        10,253        16,485
Operating income (loss).........      5,967         5,583         2,919         3,231       (12,122)      (12,341)        1,729
Net income (loss)...............        859           609        (1,108)         (905)      (12,754)      (12,896)       (1,738)
Diluted earnings (loss) per
  share.........................       0.08          0.06         (0.11)        (0.09)        (1.23)        (1.24)        (0.12)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                          1ST QUARTER                 2ND QUARTER                 3RD QUARTER                 4TH QUARTER
                              AS        1ST QUARTER       AS        2ND QUARTER       AS        3RD QUARTER       AS
                          PREVIOUSLY        AS        PREVIOUSLY        AS        PREVIOUSLY        AS        PREVIOUSLY
                           REPORTED      RESTATED      REPORTED      RESTATED      REPORTED      RESTATED      REPORTED
                          -----------   -----------   -----------   -----------   -----------   -----------   -----------
YEAR ENDED JUNE 24, 2001
Net sales...............   $116,451      $116,451      $131,425      $131,425      $123,965      $123,965      $139,261
Cost of sales...........     96,446        96,918       106,750       107,519       103,371       103,971       127,790
Gross profit............     20,005        19,533        24,675        23,906        20,594        19,994        11,471
Operating income
  (loss)................        284          (188)        4,800         4,031           580           (20)      (69,799)
Net income (loss).......     (3,124)       (3,431)         (929)       (1,429)       (3,434)       (3,824)      (63,856)
Diluted earnings (loss)
  per share.............      (0.31)        (0.34)        (0.09)        (0.14)        (0.34)        (0.38)        (6.17)


                          4TH QUARTER
                              AS
                           RESTATED
                          -----------
YEAR ENDED JUNE 24, 2001
Net sales...............   $139,261
Cost of sales...........    128,609
Gross profit............     10,652
Operating income
  (loss)................    (70,618)
Net income (loss).......    (64,388)
Diluted earnings (loss)
  per share.............      (6.22)

     The principal unusual items which affected the quarterly results for the fiscal years ended June 30, 2002 and June 24, 2001 include the following pre-tax items:

     Second quarter 2002:

     - A $1,521 restructuring charge included in operating expenses.

     Third quarter 2002:

     - A $8,508 restructuring charge included in operating expenses.

     Fourth quarter 2002:

     - A $1,128 loss on disposal of the Hyannis facility, included in operating expenses.

     Third quarter 2001:

     - A $1,249 loss on the sale of substantially all of the assets of Vanguard Technical Solutions, Inc., included in operating expenses; and

     - A $640 gain on the sale of the corporate airplane, included in operating expenses.

     Fourth quarter 2001:

     - A $38,219 charge related to the write down of goodwill included in operating expenses;

     - A $7,915 loss recorded on the disposal of net assets included in operating expenses;

     - A $3,694 restructuring charge included in operating expenses; and

     - A $21,809 charge related to the write-down and provision of assets, $13,479 of which primarily related to inventory and is included in cost of sales, and the remaining $8,330, primarily related to accounts receivable, which is included in operating expenses.

     See Note 3 regarding the dispositions of assets and Notes 13 and 14 regarding the write-down of assets and restructuring.

     In general, the Company's business is not subject to seasonal variations in demand for its products. However, because orders for certain of the Company's products can be several million dollars, a relatively limited number of orders can constitute a meaningful percentage of its revenue in any one quarterly period. As a result, a relatively small reduction or delay in the number of orders can have a material impact on the timing of recognition of the Company's revenues. Almost all of the Company's net sales are derived from fixed price contracts. Therefore, to the extent that original cost estimates prove to be inaccurate, profitability from a particular contract may be adversely affected. Gross margins may vary between comparable periods as a result of the variations in profitability of contracts for large orders of special machines as well as product mix between the various types of custom and proprietary equipment manufactured by the Company. Accordingly, the Company's results of operations for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of DT Industries, Inc.

     Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries referred to in our report dated August 22, 2002, appearing in this Form 10-K also included an audit of the financial statement schedule of DT Industries, Inc. listed in Item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
August 22, 2002

                              DT INDUSTRIES, INC.

                                 SCHEDULE VIII
           RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

COLUMN A                        COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F      COLUMN G
--------                       ----------   ----------   ----------   ----------   -----------   ----------
                               BALANCE AT   CHARGED TO   CHARGED TO                              BALANCE AT
VALUATION AND                  BEGINNING    COSTS AND      OTHER                   PURCHASE OF     END OF
RESERVE ACCOUNTS               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   NET ASSETS      PERIOD
----------------               ----------   ----------   ----------   ----------   -----------   ----------
FOR THE FISCAL YEAR ENDED
  JUNE 30, 2002
Deferred Tax Assets Valuation
  Allowance..................   $ 8,846      $ 4,970                                              $13,816
Accounts Receivable
  Reserve....................   $ 8,921      $ 1,208                   $(7,044)                   $ 3,085
Inventories Reserve..........   $10,552      $ 1,021                   $(5,753)       $(695)      $ 5,125
FOR THE FISCAL YEAR ENDED
  JUNE 24, 2001
Deferred Tax Assets Valuation
  Allowance..................   $   998      $ 7,848                                              $ 8,846
Accounts Receivable
  Reserve....................   $ 3,249      $ 8,196                   $(2,524)                   $ 8,921
Inventories Reserve..........   $ 3,232      $11,391                   $(4,071)                   $10,552
FOR THE FISCAL YEAR ENDED
  JUNE 25, 2000
Deferred Tax Assets Valuation
  Allowance..................   $   998                                                           $   998
Accounts Receivable
  Reserve....................   $ 3,024      $    97       $  757      $  (629)                   $ 3,249
Inventories Reserve..........   $ 3,475      $ 1,008                   $(1,251)                   $ 3,232

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
3.1       Restated Certificate of Incorporation of the Registrant
          effective November 13, 1998 (filed with the Commission as
          Exhibit 3 to our Quarterly Report on Form 10-Q for the
          quarter ended December 27, 1998 filed with the Commission on
          February 10, 1999 and incorporated herein by reference
          thereto).
3.2       Amendment to By-Laws of the Registrant, dated as of June 20,
          2002.
3.3       Second Amended and Restated By-Laws of the Registrant.
4.1       Rights Agreement dated as of August 18, 1997 between DT
          Industries, Inc. and ChaseMellon Shareholder Services,
          L.L.C., as Rights Agent (filed as Exhibit 1 to our Form 8-K dated August 18, 1997, filed with the Commission on August
          19, 1997 and incorporated herein by reference thereto). The
          Rights Agreement includes as Exhibit A thereto the
          Certificate of Designations, Preferences and Rights of
          Series A Preferred Stock of DT Industries, Inc., as Exhibit
          B thereto the Form of Rights Certificate and as Exhibit C
          thereto the Summary of Rights to Purchase Series A Preferred
          Stock.
4.2       Amendment No. 1 to the Rights Agreement by and between DT
          Industries, Inc. and ChaseMellon Shareholder Services,
          L.L.C., dated as of November 5, 1998 (filed with the
          Commission as Exhibit 10 to our Quarterly Report on Form
          10-Q for the quarter ended December 27, 1998, filed with the
          Commission on February 10, 1999 and incorporated hereby by reference thereto).
4.3       Amendment No. 2 to the Rights Agreement by and between DT
          Industries, Inc. and ChaseMellon Shareholder Services,
          L.L.C., dated as of November 17, 2000 (filed with the
          Commission as Exhibit 4 to our Quarterly Report on Form 10-Q
          for the quarter ended March 25, 2001, filed with the
          Commission on May 9, 2001 and incorporated herein by
          reference thereto).
4.4       Share Purchase Agreement, dated May 9, 2002, by and among DT
          Industries, Inc. and the purchasers listed on Schedule A
          thereto (filed as Exhibit 99.1 to the Company's Registration
          Statement on Form S-3, Registration No. 333-91500, filed
          with the Commission on June 28, 2002 (the "2002 Registration
          Statement") and incorporated herein by reference thereto).
4.5       Exchange Agreement, dated May 9, 2002, by and among DT
          Industries, Inc., DT Capital Trust, Stephen J. Perkins, John
          M. Casper and Gregory D. Wilson, as the regular trustees of the Trust, The Bank of New York and each of the investors
          listed on Schedule A thereto (filed as Exhibit 99.2 to the
          2002 Registration Statement and incorporated herein by
          reference thereto).
4.6       Amended and Restated Declaration of Trust of DT Capital
          Trust dated as of June 1, 1997 among DT Industries, Inc., as
          Sponsor, the Bank of New York, as Property Trustee, The Bank
          of New York (Delaware), as Delaware Trustee, and Stephen J.
          Gore, Bruce P. Erdel and Gregory D. Wilson, as Trustees
          (filed as Exhibit 4.2 to the Company's Registration
          Statement on Form S-3, Registration No. 333-30909, filed
          with the Commission on July 8, 1997 (the "1997 Registration
          Statement") and incorporated herein by reference thereto).
4.7       First Amendment to the Amended and Restated Declaration of
          Trust of DT Capital Trust dated as of June 20, 2002 among DT
          Industries, Inc., as Sponsor, and Stephen J. Perkins, John
          M. Casper and Gregory D. Wilson, as Trustees.
4.8       Indenture for the 7.16% Convertible Junior Subordinated
          Deferrable Interest Debentures Due 2012 dated as of June 1,
          1997 among DT Industries, Inc. and The Bank of New York, as
          Trustee (filed as Exhibit 4.3 to the 1997 Registration
          Statement and incorporated herein by reference thereto).
4.9       First Supplemental Indenture dated as of June 20, 2002 to
          Indenture dated as of June 1, 1997, among DT Industries,
          Inc. and The Bank of New York, as Trustee.
4.10      Preferred Securities Guarantee Agreement dated June 12, 1997 between DT Industries, Inc., as Guarantor, and The Bank of
          New York, as Preferred Guarantee Trustee (filed as Exhibit
          4.6 to the 1997 Registration Statement and incorporated
          herein by reference thereto).
4.11      Amendment and Confirmation to the Preferred Securities
          Guarantee Agreement, dated as of June 20, 2002, between DT
          Industries, Inc., as Guarantor, and The Bank of New York, as
          Guarantee Trustee.
10.1*     DT Industries, Inc. Employee Stock Option Plan (filed as
          Exhibit 10.21 to our 1994 Registration Statement on Form
          S-1, Registration No. 33-75174, filed with the Commission on
          February 11, 1994, as amended on March 22, 1994 (the "1994
          Registration Statement") and incorporated herein by
          reference thereto).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.2*     DT Industries, Inc. Amendment to 1994 Employee Stock Option
          Plan, adopted May 16, 1996 (filed as Exhibit 10.59 to our
          Annual Report on Form 10-K for the fiscal year ended June
          30, 1996 filed with the Commission on September 30, 1996
          (the "1996 10-K") and incorporated herein by reference
          thereto).
10.3*     DT Industries, Inc. Second Amendment to 1994 Employee Stock
          Option Plan, adopted September 18, 1996 (filed as Exhibit
          10.60 to the 1996 10-K and incorporated herein by reference thereto).
10.4*     DT Industries, Inc. Third Amendment to 1994 Employee Stock
          Option Plan, adopted as of June 20, 2002.
10.5*     DT Industries, Inc. 1994 Directors Non-Qualified Stock
          Option Plan (filed as Exhibit 10.22 to the 1994 Registration
          Statement and incorporated herein by reference thereto).
10.6*     DT Industries, Inc. Amendment to 1994 Directors
          Non-Qualified Stock Option Plan, adopted as of June 20,
          2002.
10.7*     DT Industries, Inc. 1996 Long-Term Incentive Plan (filed as
          Exhibit 10.61 to the 1996 10-K and incorporated herein by
          reference thereto).
10.8*     DT Industries, Inc. Amendment to 1996 Long-Term Incentive
          Plan, adopted August 31, 1998 (filed as Exhibit 10.6 to our
          Annual Report on Form 10-K for the fiscal year ended June
          24, 2001, filed with the Commission on September 24, 2001
          (the "2001 10-K") and incorporated by reference thereto.
10.9*     DT Industries, Inc. Second Amendment to 1996 Long-Term
          Incentive Plan, adopted as of June 20, 2002.
10.10     Fourth Amended and Restated Credit Facilities Agreement,
          dated July 21, 1997, among Bank of America, N.A. (successor by merger to The Boatmen's National Bank of St. Louis) and any other persons who become lenders as provided therein and
          DT Industries, Inc. and the other borrowers listed on the
          signature pages thereof (filed as Exhibit 10.31 to the 1997
          10-K and incorporated herein by reference thereto).
10.11     First Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of December 31, 1997, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-Q
          for the quarter ended March 29, 1998 filed with the
          Commission on May 12, 1998 and incorporated herein by
          reference thereto).
10.12     Second Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of April 30, 1998, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.22 to our Annual Report on Form 10-K
          for the fiscal year ended June 28, 1998 filed with the
          Commission on September 25, 1998 (the "1998 10-K") and
          incorporated herein by reference thereto).
10.13     Third Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of August 26, 1998, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.23 to the 1998 10-K and incorporated
          herein by reference thereto).
10.14     Fourth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of September 24, 1999, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-Q
          for the quarter ended September 26, 1999 filed with the
          Commission on November 9, 1999 and incorporated herein by
          reference thereto).
10.15     Fifth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of December 1, 1999, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-Q
          for the quarter ended December 26, 1999 filed with the
          Commission on February 9, 2000 and incorporated herein by
          reference thereto).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.16     Sixth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of June 26, 2000, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.21 to our Annual Report on Form 10-K
          for the fiscal year ended June 25, 2000 filed with the
          Commission on October 13, 2000 (the "2000 10-K") and
          incorporated herein by reference thereto).
10.17     Seventh Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of October 10, 2000, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-K
          for the quarter ended December 24, 2000 filed with the
          Commission on February 7, 2001 and incorporated herein by
          reference thereto).
10.18     Eighth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of June 25, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.16 to the 2001 10-K and incorporated
          hereby by reference thereto).
10.19     Ninth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of July 1, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.17 to the 2001 10-K and incorporated
          herein by reference thereto).
10.20     Tenth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of July 3, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.18 to the 2001 10-K and incorporated
          hereby by reference thereto).
10.21     Eleventh Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of August 2, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.19 to the 2001 10-K and incorporated
          hereby by reference thereto).
10.22     Twelfth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of May 9, 2002, among Bank of
          America, N.A., as Administrative Agent, and Bank of America,
          N.A. and the other Lenders listed therein and DT Industries,
          Inc. and the other Borrowers listed therein (filed as
          Exhibit 99.3 to the 2002 Registration Statement and
          incorporated hereby by reference thereto).
10.23     Lease dated as of February 20, 1996 by and between CityWide
          Development Corporation and Advanced Assembly Automation,
          Inc. (filed as Exhibit 10 to our Quarterly Report on Form
          10-Q for the quarter ended March 24, 1996 filed with the
          Commission on May 3, 1996 and incorporated herein by
          reference thereto).
10.24     Single-Tenant Industrial Business Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West
          Automation Enterprises, Inc., an Illinois corporation and
          Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant (filed as Exhibit No. 10.58 to the 1996
          10-K and incorporated herein by reference thereto).
10.25     Industrial Building Lease, dated July 1991, by and between
          The Allen Group Inc. and Lucas Hartridge, Inc. (filed as
          Exhibit 10.56 to the 1997 10-K and incorporated herein by
          reference thereto).
10.26*    DT Industries, Inc. Directors Deferred Compensation Plan
          (filed as Exhibit 10.37 to our Annual Report on Form 10-K
          for the fiscal year ended June 27, 1999 filed with the
          Commission on September 17, 1999 (the "1999 10-K") and
          incorporated herein by reference thereto).
10.27*    DT Industries, Inc. Non-Qualified Deferred Compensation Plan
          (filed as Exhibit 10.38 to the 1999 10-K and incorporated
          herein by reference thereto).
10.28*    First Amendment to DT Industries, Inc. Non-Qualified
          Deferred Compensation Plan (filed as Exhibit 10.35 to the
          2000 10-K and incorporated herein by reference thereto).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.29*    Employment Agreement, dated as of November 6, 2000, by and between DT Industries, Inc. and Stephen J. Perkins (filed as
          Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
          quarter ended March 25, 2001 filed with the Commission on
          May 9, 2001 and incorporated hereby by reference thereto).
10.30*    Termination and Change of Control Agreement, dated as of
          November 6, 2000, by and between DT Industries, Inc. and
          Stephen J. Perkins (filed as Exhibit 10.2 to our Quarterly
          Report on Form 10-Q for the quarter ended March 25, 2001
          filed with the Commission on May 9, 2001 and incorporated
          herein by reference thereto).
10.31*    Restricted Stock Agreement, dated April 25, 2001, by and
          between DT Industries, Inc. and Stephen J. Perkins (filed as
          Exhibit 10.3 to our Quarterly Report on Form 10-Q for the
          quarter ended March 25, 2001 filed with the Commission on
          May 9, 2001 and incorporated herein by reference thereto).
10.32*    Employment Agreement, dated as of January 22, 2001, by and between DT Industries, Inc. and John M. Casper (filed as
          Exhibit 10.33 to the 2001 10-K and incorporated herein by
          reference thereto).
10.33*    Change of Control Agreement, dated as of January 22, 2001, by and between DT Industries, Inc. and John M. Casper (filed as Exhibit 10.34 to the 2001 10-K and incorporated herein by reference thereto).
10.34*    Employment Agreement, dated as of May 1, 2001, by and
          between DT Industries, Inc. and John F. Schott (filed as
          Exhibit 10.35 to the 2001 10-K and incorporated hereby
          reference thereto).
10.35*    Change of Control Agreement, dated as of May 1, 2001, by and between DT Industries, Inc. and John F. Schott (filed as
          Exhibit 10.36 to the 2001 10-K and incorporated herein by
          reference thereto).
10.36     Sublease Agreement dated as of June 30, 2002 by and between
          Mohawk/CDT, a division of Cable Design Technologies, Inc., as sublandlord and Pharma Group, Inc., as subtenant.
10.37     Landlord, Tenant and Subtenant Agreement dated as of June
          30, 2002 by and among Shirley Chizmas, as Trustee of Chizmas
          Realty Trust, as landlord, Mohawk/CDT, a division of Cable
          Design Technologies, Inc., as sublandlord, and Pharma Group,
          Inc., as subtenant.
10.38     Lease Agreement dated June 25, 2002 between One Center Place
          Limited Partnership, as landlord, and Sencorp Systems, Inc., as tenant.
21.1      Subsidiaries of the Registrant
23.1      Consent of PricewaterhouseCoopers LLP
24.1      Powers of Attorney
99.1      Certification of Chief Executive Officer dated October 4,
          2002.
99.2      Certification of Chief Financial Officer dated October 4,
          2002.

---------------
* Management contract or compensatory plan or arrangement.