Form 10-Q
period 2002-09-29
DT INDUSTRIES INC
filed 2002-11-13
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      September 29, 2002
                               -------------------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 44-0537828
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                              Identification No.)



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

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of November 8, 2002 was 23,647,932.

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------

                                                                                        Page
                                                                                       Number
Part I       Financial Information

             Item 1.       Financial Statements (Unaudited)

                           Consolidated Balance Sheets at September 29, 2002
                              and June 30, 2002                                             2

                           Consolidated Statement of Operations for the three
                              months ended September 29, 2002 and September
                              23, 2001 (As Restated)                                        3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the three months ended September 29,
                              2002                                                          4

                           Consolidated Statement of Cash Flows for the three
                              months ended September 29, 2002 and September
                              23, 2001 (As Restated)                                        5

                           Notes to Consolidated Financial Statements                    6-14

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                       15-23

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                         23

             Item 4.       Controls and Procedures                                         23

Part II      Other Information

             Item 1.       Legal Proceedings                                               24

             Item 6.       Exhibits and Reports on Form 8-K                                24

Signature

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------


                                                                    SEPTEMBER 29,  JUNE 30,
                                                                       2002          2002
                                                                    -------------  ---------
ASSETS

   Current assets:
      Cash and cash equivalents                                      $   3,504    $  18,847
      Accounts receivable, net                                          40,138       54,936
      Costs and estimated earnings in excess of amounts billed
         on uncompleted contracts                                       37,042       29,288
      Inventories, net                                                  31,361       26,777
      Prepaid expenses and other                                        10,868        8,809
                                                                     ---------    ---------
         Total current assets                                          122,913      138,657

   Property, plant and equipment, net                                   37,351       37,329
   Goodwill                                                            125,912      125,538
   Other assets, net                                                     6,604        6,886
                                                                     ---------    ---------
                                                                     $ 292,780    $ 308,410
                                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Senior secured term and revolving credit facility              $   6,000    $   6,000
      Current portion of other long-term debt                              126        5,140
      Accounts payable                                                  21,911       21,049
      Customer advances                                                 12,301       13,124
      Billings in excess of costs and estimated earnings on
        uncompleted contracts                                           10,239       12,020
      Accrued liabilities                                               26,314       29,595
                                                                     ---------    ---------
         Total current liabilities                                      76,891       86,928
                                                                     ---------    ---------
   Long-term debt                                                       39,693       45,381
   Other long-term liabilities                                           3,318        3,285
                                                                     ---------    ---------
                                                                        43,011       48,666
                                                                     ---------    ---------
   Commitments and contingencies (Note 9)
   Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely
      convertible junior subordinated debentures of the Company         35,802       35,401
                                                                     ---------    ---------

   Stockholders' equity:

      Preferred stock, $0.01 par value; 1,500,000 shares
         authorized; no shares issued and outstanding                     --           --

      Common stock, $0.01 par value; 100,000,000 shares
         authorized; 23,647,932 shares outstanding at
         September 29, 2002 and June 30, 2002                              246          246

      Additional paid-in capital                                       188,546      188,546

      Accumulated deficit                                              (26,788)     (25,922)

      Accumulated other comprehensive loss                              (1,472)      (1,918)

      Unearned portion of restricted stock                                (389)        (470)

      Less -
         Treasury stock (988,488 shares at September 29, 2002
         and June 30, 2002), at cost                                   (23,067)     (23,067)
                                                                     ---------    ---------
         Total stockholders' equity                                    137,076      137,415
                                                                     ---------    ---------
                                                                     $ 292,780    $ 308,410
                                                                     =========    =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------

                                                                                        THREE MONTHS ENDED
                                                                                                    SEPTEMBER 23,
                                                                                                        2001
                                                                                  SEPTEMBER 29,     AS RESTATED
                                                                                      2002         (NOTES 1 AND 11)
                                                                                   ------------    ---------------
Net sales                                                                          $     69,442       $    100,431
Cost of sales                                                                            55,568             79,832
                                                                                   ------------       ------------
Gross profit                                                                             13,874             20,599
Selling, general and administrative expenses                                             13,197             15,016
                                                                                   ------------       ------------
Operating income                                                                            677              5,583
Interest expense, net                                                                     1,438              3,167

Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior
     subordinated debentures of the Company                                                 401              1,440
                                                                                   ------------       ------------
Income (loss) before provision for income taxes                                          (1,162)               976
Provision (benefit) for income taxes                                                       (296)               367
                                                                                   ------------       ------------
Net income (loss)                                                                  $       (866)      $        609
                                                                                   ============       ============

Net income (loss) per common share:

     Basic                                                                         $      (0.04)      $       0.06
     Diluted                                                                       $      (0.04)      $       0.06
                                                                                   ============       ============

Weighted average common shares outstanding:

     Basic                                                                           23,647,932         10,340,571
     Diluted                                                                         23,647,932         10,362,881
                                                                                   ============       ============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------

                                                        Accumulated                                          Unearned
                                                           other                    Additional              portion of
                                        Accumulated    comprehensive     Common      paid-in     Treasury   restricted
                                          deficit           loss          stock      capital       stock      stock        Total
                                       ---------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                 $   (25,922)     $ (1,918)      $  246      $ 188,546    $ (23,067)   $  (470)    $ 137,415
Comprehensive income:

   Net loss                                   (866)
   Foreign currency translation                              446
      Total comprehensive income                                                                                              (420)

Amortization of earned portion
   of restricted stock                                                                                            81            81
                                       -------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 29, 2002            $   (26,788)     $ (1,472)      $  246      $ 188,546    $ (23,067)   $  (389)    $ 137,076
                                       ============================================================================================


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                                          SEPTEMBER 23,
                                                                                               2001
                                                                        SEPTEMBER 29,       AS RESTATED
                                                                           2002          (NOTES 1 AND 11)
                                                                         --------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                        $   (866)            $    609
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:

     Depreciation                                                           1,187                1,652
     Amortization                                                             582                  818
     Other                                                                   --                    (36)
     Deferral of dividends on convertible trust preferred securities          401                1,440

(Increase) decrease in current assets, excluding the effect of dispositions:

     Accounts receivable                                                   14,798               12,331
     Costs and estimated earnings in excess of amounts billed on
       uncompleted contracts                                               (7,754)              13,199
     Inventories                                                           (4,584)              (3,505)
     Prepaid expenses and other                                              (452)              (1,230)

Increase (decrease) in current liabilities, excluding the effect of dispositions:

     Accounts payable                                                         862               (9,153)
     Customer advances                                                       (823)                 956

     Billings in excess of costs and estimated earnings on uncompleted     (1,781)                --
       contracts
     Accrued liabilities and others                                        (5,066)              (2,504)
                                                                         --------             --------
        Net cash provided (used) by operating activities                   (3,496)              14,577
                                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the disposal of assets                                    --                 18,189
     Capital expenditures                                                    (892)                (254)
                                                                         --------             --------
        Net cash provided (used) by investing activities                     (892)              17,935
                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net paydowns on revolving loans                                       (6,346)             (29,335)
     Payments on borrowings                                                (5,046)              (1,745)
     Financing costs                                                         (174)              (2,340)
     Net proceeds from equity transactions                                   --                     35
                                                                         --------             --------
        Net cash used by financing activities                             (11,566)             (33,385)
                                                                         --------             --------

Effect of exchange rate changes                                               611                  677
                                                                         --------             --------
Net decrease in cash                                                      (15,343)                (196)
Cash and cash equivalents at beginning of period                           18,847                5,505
                                                                         --------             --------
Cash and cash equivalents at end of period                               $  3,504             $  5,309
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


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

         Certain reclassifications have been made to prior year financial statements for comparative purposes. These reclassifications had no effect on net income (loss).

         RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

         As publicly announced on August 6, 2002 (prior to the public announcement of our consolidated financial results for the fiscal year ended June 30, 2002), the Company discovered that we were required to make accounting adjustments to previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three quarters of fiscal 2002, due to an overstatement of the balance sheet account entitled costs and estimated earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross profit recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary, a small facility located in Erie, Pennsylvania that is currently part of our Precision Assembly segment. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6,486 and increased the aggregate net loss after taxes reported during the impacted periods by $4,216. See Note 11 for the restatement of the three months ended September 23, 2001.

         The Company discovered the accounting adjustments while beginning the transfer of the sales and accounting functions at AMI to our Precision Assembly segment headquarters in Buffalo Grove, Illinois in connection with the reorganization of the Company's operations described in Note
         6. The Board of Directors authorized the Audit and Finance Committee to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these accounting adjustments. The Committee retained Katten Muchin Zavis Rosenman ("KMZR") as special counsel, and KMZR engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. At the conclusion of the independent investigation, KMZR and the independent accounting firm provided the Committee with an oral report of their findings. Due to the time-sensitive nature of the independent investigation, no written report was prepared for, or provided to, the Committee. As a result of the investigations, the Company believes that the accounting issues were confined to AMI and determined that the misstatement of the CIE account at AMI was primarily the result of the former controller of AMI, without instruction from, or the knowledge of, Company management, (1) failing to properly account for manufacturing variances, (2) adding inappropriate costs to work-in-process amounts, (3) understating amounts billed and/or customer deposits and (4) failing to recognize certain losses, in each case on various projects during the relevant time period. Using these miscalculations of CIE, the former AMI controller made incorrect journal entries that were recorded in the books and records of AMI.

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

3.       ASSET SALES

         In the first quarter of fiscal 2002, the Company sold substantially all of the assets of two divisions. The following table summarizes certain information regarding these sales:

                                                                                  NET
                                                                                 CASH                  LOSS
            DATE OF SALE                       BUSINESS                        PROCEEDS             ON DISPOSAL
         -------------------    ---------------------------------------     --------------        ----------------
         June 2001              Detroit Tool Metal Products Co.             $     14,250          $      (1,618)
         July 2001              Scheu & Kniss                                      3,939                 (6,200)
                                                                            ------------          -------------
                                                                            $     18,189          $      (7,818)
                                                                            ============          =============


         The losses associated with the sale of these divisions were recognized in the fourth quarter of fiscal 2001.

         In the fourth quarter of fiscal 2002, the Company entered into a sale/leaseback agreement for the Hyannis, Massachusetts facility and recorded a net loss on disposal of the assets of $1,128. In conjunction with the agreement, the Company removed the facility, which had a carrying value of $6,502 at June 30, 2002, from the accounting records and recorded the cash proceeds of approximately $5,493. Using the cash proceeds, on August 1, 2002, the Company prepaid the Industrial Revenue Bonds of $5,000 that were issued in 1998 to fund the expansion of the facility. See Note 4 for additional information. The Company will have lease expense, on a go-forward basis, of approximately $800 annually through June 2012.

         During the first quarter of fiscal 2003, the Company entered into an agreement to sell its Packaging Systems segment Leominster facility and began its relocation to a new leased facility in Leominster. The Company took a $0.3 million charge in the third quarter of fiscal 2002 to write-down the Leominster facility to fair market value. The sale of the facility is expected to close in December 2002.

         In October 2002, the Company closed a sale/leaseback transaction of its Packaging Systems segment Alcester, England facility. The sale/leaseback will result in a book gain of approximately $430.

         Proceeds of the Leominster and Alcester transactions, estimated to be $2,000, will be used to reduce debt outstanding under the senior credit facility.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
--------------------------------------------------------------------------------

4.       FINANCING

         As of September 29, 2002 and June 30, 2002, current and long-term debt consisted of the following:


                                                                                SEPTEMBER 29,      JUNE 30,
                                                                                    2002             2002
                                                                                -------------     ---------
         Term and revolving loans under senior secured credit facility:

              Term loan                                                          $  6,399          $  6,441
              Revolving loans                                                      39,190            44,846
         Other debt                                                                   230             5,234
                                                                                 --------          --------
                                                                                   45,819            56,521
         Less - current portion of  senior secured credit facility                  6,000             6,000
         Less - current portions of other debt                                        126             5,140
                                                                                 --------          --------
         Long-term debt                                                          $ 39,693          $ 45,381
                                                                                 ========          ========

         The total commitment under the amended senior credit agreement was $76,441, consisting of a $6,441 term loan and a $70,000 revolving loan, which mature on July 2, 2004. The credit facility allows for issuance of letters of credit subject to the overall commitment level and restricts payment of dividends. Significant terms of the amended agreement require:

         -  Financial covenants through the end of June 2004;

         - $1,500 quarterly scheduled commitment reductions beginning September 30, 2002, prorated between the term and revolving loan commitments through June 2004, which have reduced the total revolving loan to $68,626 as of October 31, 2002;

         - Advances under the revolver and letters of credit issued in excess of $53,000 (priority advances) to be subject to a monthly asset coverage test comprised of 65% of eligible accounts receivable and 25% of eligible inventory. At September 29, 2002, the asset coverage was sufficient to have the full priority advances available and there were no priority advances outstanding.

         Interest rates for amounts borrowed under the credit facility are based on Prime Rate plus 3.5% or Eurodollar Rate plus 4.0% for all revolver advances up to $53,000 and Prime Rate plus 4.0% for all priority advances in excess of $53,000. At September 29, 2002, interest rates on outstanding indebtedness under the amended facility ranged from 8.01% to 8.25%. The amended facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates. Total borrowing availability under the credit facility, as of September 29, 2002, was $28,747. At October 31, 2002, $6,591 was available under the base amount of the revolving loan and $15,626 was available under the priority advances, reflecting the above noted commitment reductions. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries.

         The senior credit facility contains various financial covenants related to earnings before interest, taxes, depreciation and amortization (EBITDA). Because of customer requested delays in certain projects, the Company's revenues and operating income will be negatively affected in the second quarter of fiscal 2003. As a result, the Company does not expect to meet certain of its EBITDA-related covenants during the second quarter. The Company intends to request a waiver from its senior lenders of any covenants which it may not meet. If the Company does not obtain such a waiver, its lenders would be entitled to, among other things, accelerate the maturity of the debt outstanding under the senior credit facility so that it is immediately due and payable. In addition, no further borrowings would be available under the revolving portion of the senior credit facility. If the indebtedness is accelerated, the Company may not have sufficient funds to satisfy its obligations and it may not be able to continue its operations as currently anticipated.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

         On July 27, 1998, the Company's wholly-owned subsidiary, Sencorp Systems, Inc., participated in the issuance of $7,000 of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of the Company's facility in Hyannis, Massachusetts. On June 26, 2002, the Company completed a sale/leaseback of the facility in Hyannis and repaid the outstanding balance of $5,000 on August 1, 2002.

5. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES) - TIDES

         The conversion price of the $35,000 outstanding TIDES (and the Junior Debentures of the Company held by the DT Capital Trust) is $14.00 per share, distributions on the TIDES payable are not required to be paid from April 1, 2002 until July 2, 2004, and the maturity date of the TIDES is May 31, 2008. Distributions are payable on the TIDES at 7.16% beginning September 2004 through their maturity date of May 31, 2008. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($35,802 at September 29, 2002).

6.       BUSINESS SEGMENTS

         The Company primarily operated in two business segments through fiscal 2002 - Automation and Packaging. The Company announced in March 2002 the reorganization of its operations into four business segments:
         Material Processing, Precision Assembly, Packaging Systems and Assembly and Test. See "Item 1. Business. Markets and Products" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for a description of the products and markets of these four segments. This new structure is designed to allow the Company to streamline product offerings, capitalize on the combined strength of operating units, reduce overlap in the marketplace and improve capacity utilization, internal controls, financial reporting and disclosure controls.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------
         Net sales for the Company's reportable segments consisted of the following:


                                               THREE MONTHS ENDED
                                                            SEPTEMBER 23, 2001
                                       SEPTEMBER 29, 2002       AS RESTATED
                                       ------------------   ------------------
         Net sales

            Material Processing          $ 24,651                $ 26,599
            Precision Assembly             17,289                  18,879
            Packaging Systems               5,851                  11,669
            Assembly & Test                21,651                  42,723
            Other Businesses                 --                       561
                                         --------                --------
               Consolidated total        $ 69,442                $100,431
                                         ========                ========


         The reconciliation of segment operating income to consolidated income
         (loss) before income taxes consisted of the following:


                                                                 THREE MONTHS ENDED
                                                                                SEPTEMBER 23, 2001
                                                          SEPTEMBER 29, 2002        AS RESTATED
                                                          ------------------    ------------------
         Material Processing                                 $ 2,248                 $ 1,450
         Precision Assembly                                    1,114                   1,841
         Packaging Systems                                       (52)                  1,143
         Assembly & Test                                        (669)                  2,869
                                                             -------                 -------

            Operating income for reportable segments           2,641                   7,303
         Operating loss for Other Businesses                    --                       (68)
         Corporate                                            (1,964)                 (1,652)
         Interest expense, net                                (1,438)                 (3,167)
         Dividends on Company-obligated, mandatorily
           redeemable convertible preferred securities
           of subsidiary DT Capital Trust holding solely
           convertible junior subordinated debentures of
           the Company                                          (401)                 (1,440)
                                                             -------                 -------
            Consolidated income (loss) before income taxes   $(1,162)                $   976
                                                             =======                 =======

         The Company sold substantially all of the assets of the remaining division in the Other Businesses segment in October 2001.

         Total assets for the Company's reportable segments consisted of the following:

                                             AS OF                 AS OF
                                       SEPTEMBER 29, 2002      JUNE 30, 2002
                                       ------------------   ------------------
         Total assets


            Material Processing          $ 59,821                $ 64,061
            Precision Assembly             73,158                  77,865
            Packaging Systems              53,242                  53,846
            Assembly & Test                92,882                  94,266
            Corporate                      13,677                  18,372
                                         --------                --------
               Consolidated total        $292,780                $308,410
                                         ========                ========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------


7.       SUPPLEMENTAL BALANCE SHEET INFORMATION


                                                            SEPTEMBER 29, 2002       JUNE 30, 2002
                                                            ------------------       -------------
Accounts receivable
     Trade receivables                                          $  42,499             $  58,021
     Less - allowance for doubtful accounts                        (2,361)               (3,085)
                                                                ---------             ---------
                                                                $  40,138             $  54,936
                                                                =========             =========


Costs and estimated earnings in excess of amounts billed on uncompleted contracts

     Costs incurred on uncompleted contracts                    $ 165,346             $ 176,781
     Estimated earnings                                            35,204                37,040
                                                                ---------             ---------

                                                                  200,550               213,821
     Less - Billings to date                                     (173,747)             (196,553)
                                                                ---------             ---------
                                                                $  26,803             $  17,268
                                                                =========             =========

Included in the accompanying balance sheets:

     Costs and estimated earnings in excess of amounts billed   $  37,042             $  29,288
     Billings in excess of costs and estimated earnings           (10,239)              (12,020)
                                                                ---------             ---------
                                                                $  26,803             $  17,268
                                                                =========             =========

Inventories, net

     Raw materials                                              $  20,789             $  17,575
     Work in process                                               15,986                12,404
     Finished goods                                                 2,119                 4,292
     Less - inventory reserves                                     (7,533)               (7,494)
                                                                ---------             ---------
                                                                $  31,361             $  26,777
                                                                =========             =========
Accrued liabilities

     Accrued employee compensation and benefits                 $   8,284             $  10,258
     Accrued warranty                                               3,135                 3,422
     Restructuring accrual                                          2,626                 4,678
     Other                                                         12,269                11,237
                                                                ---------             ---------
                                                                $  26,314             $  29,595
                                                                =========             =========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12

--------------------------------------------------------------------------------

         The change in the allowance for doubtful accounts resulted from additional expense of $233 during the three months ended September 29, 2002 and the reversal of $903 related to the resolution during the quarter of a customer lawsuit, as a result of which the outstanding receivable balance was written off against the previously established allowance account.

8.       ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement of Financial Account Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 in fiscal 2003. The adoption did not have a material impact on our financial position or results of operations.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between this statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, at which date the Company will adopt such provisions.

9.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in legal and regulatory proceedings, as described in "Part 1, Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

         Since the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, there have been no material developments in previously reported legal proceedings.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13
--------------------------------------------------------------------------------

10.      RESTRUCTURING

         As outlined in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, during fiscal 2002 and 2001, the Company took several actions in connection with a plan to restructure its business operations. The steps included closing facilities in Rochester, New York, Montreal, Quebec, and a Packaging Systems sales office in Canada. In addition, the Company transferred its Converting Technologies operation in Bristol, Pennsylvania to Hyannis, Massachusetts, its Assembly and Test - Europe fabrication operation in Gawcott, UK to Buckingham, England, and relocated its corporate offices from Springfield, Missouri to Dayton, Ohio. The Company also recorded severance reserves related to certain management changes and workforce reductions at several locations. Substantially all employee terminations had occurred as of September 29, 2002. The Company was able to successfully negotiate an early termination of its Springfield, Missouri office lease and recorded the resulting $200 benefit as a reduction in reserve.

         The following table summarizes the changes in the restructuring accruals during the first quarter of fiscal 2003:

                                                ACCRUED                                       NON-CASH             ACCRUED
                                                 AS OF        REDUCTION      CASH CHARGES    CHARGES TO             AS OF
                                             JUNE 30, 2002    IN RESERVE      TO ACCRUAL       ACCRUAL       SEPTEMBER 29, 2002
                                          -------------------------------------------------------------------------------------
Severance costs                                  $ 1,431          --            $(1,311)       $    --               $   120
Future lease costs on closed facilities            2,846        (200)              (479)            --                 2,167
Relocation costs                                      --          --                 --             --                    --
Asset write-downs                                    307          --                 --            (52)                  255
Other                                                 94          --                (10)            --                    84
                                          ----------------------------------------------------------------------------------
                                                 $ 4,678        (200)           $(1,800)       $   (52)              $ 2,626
                                          ==================================================================================

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14
--------------------------------------------------------------------------------
11.      RESTATEMENT

         As described in Note 1, the Company's consolidated statement of operations for the three months ended September 23, 2001 has been restated. A comparison of previously reported and restated consolidated statements of operations for this period is presented below. The impact of the restatement resulted in decreases to the Company's net income of $250, and to the Company's net income per common share of $0.02.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 23, 2001
                                                                    ---------------------------------------------
                                                                    AS PREVIOUSLY REPORTED         AS RESTATED
                                                                    ----------------------         -----------
Net sales                                                               $   100,484                $   100,431
Cost of sales                                                                79,501                     79,832
                                                                        -----------                -----------
Gross profit                                                                 20,983                     20,599
Selling, general and administrative expenses                                 15,016                     15,016
                                                                        -----------                -----------
Operating income                                                              5,967                      5,583
Interest expense, net                                                         3,167                      3,167
Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior subordinated debentures of
   the Company                                                                1,440                      1,440
                                                                        -----------                -----------
Income before provision for income taxes                                      1,360                        976
Provision for income taxes                                                      501                        367
                                                                        -----------                -----------
Net income                                                              $       859                $       609
                                                                        ===========                ===========
Net income per common share:
   Basic and Diluted                                                    $      0.08                $      0.06
                                                                        ===========                ===========
Weighted average common shares outstanding:
   Basic                                                                 10,340,571                 10,340,571
   Diluted                                                               10,362,881                 10,362,881

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 29, 2002
         COMPARED TO THREE MONTHS ENDED SEPTEMBER 23, 2001 (AS RESTATED)

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 29, 2002 compared to the three months ended September 23, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

The Company announced in March 2002 the reorganization of its operations into four business segments: Material Processing, Precision Assembly, Packaging Systems and Assembly and Test. See "Item 1, Business. Markets and Products" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for a description of the markets and products of these four segments. This new structure is designed to allow the Company to streamline product offerings, capitalize on the combined strength of operating units, reduce overlap in the marketplace and improve capacity utilization, internal controls, financial reporting and disclosure controls.

Almost all of our net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. We also derive net sales from the sale of spare and replacement parts and servicing installed equipment and systems. We recognize revenue under the percentage of completion method or upon delivery and acceptance in accordance with SAB 101.

We principally utilize the percentage of completion method of accounting to recognize revenues and related costs for the sale and installation of equipment and systems pursuant to customer contracts. These contracts are typically engineering-driven design and build contracts of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. These contracts are generally for large dollar amounts and require a significant amount of labor hours with durations ranging from three months to over a year. Under the percentage of completion method, revenues and related costs are measured based on the ratio of engineering and manufacturing labor hours incurred to date compared to total estimated engineering and manufacturing labor hours. Any revisions in the estimated total costs of the contracts during the course of the work are reflected when the facts that require the revisions become known.

For those contracts accounted for in accordance with SAB 101, we recognize revenue upon shipment (FOB shipping point). We utilize this method of revenue recognition for products produced in a standard manufacturing operation whereby the product is built according to pre-existing bills of materials, with some customization occurring. These contracts are typically of shorter duration (one to three months) and have smaller contract values. The revenue recognition for these products follows the terms of the contracts, which calls for transfer of title at time of shipment after factory acceptance tests with the customer. If installation of the products is included in the contracts, revenue for the installation portion of the contract is recognized when installation is complete.

Costs and related expenses to manufacture products, primarily labor, materials and overhead, are recorded as costs of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Selling, general and administrative expenses primarily consist of salary and wages for employees, research and development costs, sales commissions and marketing and professional expenses.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

Certain information contained in this report, including, without limitation, the information appearing under the captions "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words "will", "anticipate", "believe", "intent", "expect", "should", and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the amount and availability of, and restrictions and covenants relating to, our indebtedness under our senior credit facility, our ability to achieve anticipated cost savings from our corporate restructuring, our ability to upgrade and modify our financial, information and management systems and controls to manage our operations on an integrated basis and report our results, economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, the loss of a key customer, excess product warranty expenses, significant restructuring or other special non-recurring charges, foreign currency exchange rate fluctuations, changes in interest rates, increased inflation, collectibility of past due customer receivables, and any adverse impact of restating our historical financial statements, including any proceedings relating to the restatement. See "Risk Factors" in our Form S-3 (File No. 333-91500) initially filed with the SEC on June 28, 2002, as amended, for a description of these and other risks, uncertainties and factors.

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

As publicly announced on August 6, 2002 (prior to the public announcement of our consolidated financial results for the fiscal year ended June 30, 2002), we discovered that we were required to make accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002, due to an overstatement of the balance sheet account entitled costs and estimating earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross margins recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary, a small facility located in Erie, Pennsylvania that is currently part of our Precision Assembly segment. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6.5 million and increased the aggregate net loss after taxes reported during the impacted periods by $4.2 million. Our restated consolidated statement of operations for the three months ended September 23, 2001 is included in Note 11 to our consolidated financial statements included herein.

We discovered the accounting adjustments while beginning the transfer of the sales and accounting functions at AMI to our Precision Assembly segment headquarters in Buffalo Grove, Illinois in connection with the reorganization of our operations. Our Board of Directors authorized the Audit and Finance Committee to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these accounting adjustments. The Committee retained Katten Muchin Zavis Rosenman ("KMZR") as special counsel, and KMZR engaged an independent accounting firm to assist in the investigation. In addition, we investigated whether similar issues existed at any of our

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

other units. At the conclusion of the independent investigation, KMZR and the independent accounting firm provided the Committee with an oral report of their findings. Due to the time-sensitve nature of the independent investigation, no written report was prepared for or provided to, the Committee. As a result of the investigations, we believe that the accounting issues were confined to AMI and determined that the misstatement of the CIE account at AMI was primarily the result of the former controller of AMI, without instruction from, or the knowledge of, our management, (1) failing to properly account for manufacturing variances, (2) adding inappropriate costs to work-in-process amounts, (3) understating amounts billed and/or customer deposits and (4) failing to recognize certain losses, in each case on various projects during the relevant time period. Using these miscalculations of CIE, the former AMI controller made incorrect journal entries that were recorded in the books and records of AMI.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:


                                                                          Three Months Ended
                                                                                        September 23, 2001
                                                               September 29, 2002           As Restated
                                                                   (Unaudited)              (Unaudited)
                                                               ------------------       -------------------
Net sales                                                         100.0%                      100.0%
Cost of sales                                                      80.0                        79.5
                                                                  -----                       -----
Gross profit                                                       20.0                        20.5
Selling, general and administrative expenses                       19.0                        15.0
                                                                  -----                       -----
Operating income                                                    1.0                         5.5
Interest expense                                                    2.1                         3.1
Dividends on Company-obligated, mandatorily redeemable
convertible preferred securities of subsidiary DT Capital Trust     0.6                         1.4
                                                                  -----                       -----
Income (loss) before provision for income taxes                    (1.7)                        1.0
Provision (benefit) for income taxes                               (0.4)                        0.4
                                                                  -----                       -----
Net income (loss)                                                  (1.3)%                       0.6%
                                                                  =====                       =====


Consolidated net sales for the three months ended September 29, 2002 were $69.4 million, a decrease of $31.0 million, or 30.9%, from $100.4 million for the three months ended September 23, 2001.

The Company's financial results in the first quarter of fiscal 2003 were negatively impacted by customer required delays in certain projects. Specifically, during the quarter the Company was selected as systems provider on four projects totaling $28.1 million, but the projects were immediately delayed by the customer until the new calendar year. In addition, a large electronics customer has delayed a project by six months, which has negatively impacted sales by $3.0 million in the first quarter of 2003.

Net sales by segment were as follows (in millions):



                               Three Months Ended     Three Months Ended
                               September 29, 2002     September 23, 2001        Decrease
                               ------------------     -------------------       ---------
Material Processing              $ 24.6                    $ 26.6                $  (2.0)
Precision Assembly                 17.3                      18.9                   (1.6)
Packaging Systems                   5.9                      11.7                   (5.8)
Assembly & Test                    21.6                      42.7                  (21.1)
Other                               --                        0.5                   (0.5)
                                 ------                    ------                -------
                                 $ 69.4                    $100.4                $ (31.0)
                                 ======                    ======                =======

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

The decrease in Material Processing segment sales primarily reflects a $6.2 million decrease in sales to a significant tire manufacturer related to the completion of a large project during fiscal 2002. The Material Processing segment was able to replace a substantial portion of the sales to the tire manufacturer with new sales to the appliance industry and a number of new projects with new and repeat customers. Sales to the electronic markets were up $1.6 million to $9.6 million, reflecting the continuation of a large program.

Sales of the Material Processing and Precision Assembly segment were impacted in the first quarter of fiscal 2003 by the failure of the Company to get customer acceptance on a project. The Company settled with this customer and agreed to refund an agreed upon cash amount. The Company reversed percentage of completion sales recognized to date ($0.9 million for the Material Processing segment and $0.7 million for the Precision Assembly segment) and recorded the assembly and plastics packaging system in inventory at its estimated fair market value. The estimated loss resulting from the settlement with the customer of $1.1 million was recorded in the fourth quarter of fiscal 2002. The Company negotiated a more favorable settlement than originally estimated resulting in a $0.3 million recovery in the first quarter of fiscal 2003.

The shutdown of the Hansford business, and the subsequent transfer of a portion of the Hansford customers to the Precision Assembly division in the third quarter of fiscal 2002, also contributed to the decrease in Precision Assembly segment sales. A substantial portion of the Precision Assembly segment sales are derived from the electronics market, which remained consistent for the three months ended September 29, 2002 compared to the three months ended September 23, 2001.

In the Packaging Systems segment, the Company resolved a lawsuit with a customer in the first quarter of fiscal 2003 which resulted in the customer returning a packaging system to the Company and receiving a full refund of progress payments. As a result, the Company reversed percentage of completion sales recognized to date of $1.4 million pertaining to this system during the three months ended September 29, 2002. The Company established a full reserve for this lawsuit in fiscal 2002. Sales were also negatively impacted by the integration of the Montreal, Canada and Leominster, Massachusetts facilities into a new Leominster, Massachusetts facility. The segment, which primarily serves the pharmaceutical market, is experiencing some market softness.

The Assembly & Test segment, which primarily serves the automotive, truck and heavy equipment market, has experienced market softness for the prior 24 months. Results for the September 2001 quarter included revenue recognition on a large diesel engine assembly and material handling system that was substantially delivered in the fourth quarter of fiscal 2002 and on several electronics assembly system chassis sourced from the Precision Assembly segment. The segment has not replaced these significant projects and the core automotive market remains depressed and very competitive.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------

Gross profit decreased by $6.7 million, or 32.6%, to $13.9 million for the three months ended September 29, 2002 versus $20.6 million for the three months ended September 24, 2000. The gross margin decreased slightly to 20.0% in the first quarter of fiscal 2003 from 20.5% in the first quarter of fiscal 2002, reflecting the impact of reduced volumes and an under absorption of overhead costs across all of the segments. Gross margins were also impacted during the quarter by highly competitive markets and resulting lower pricing, particularly in the automotive markets served by the Assembly and Test segment. The Company has reduced its cost structure to maintain the gross margins it is achieving and continues to improve its performance on contracts, resulting in a much smaller quoted to actual margin differential.

Selling, general and administrative (SG&A) expenses were $13.2 million for the three months ended September 29, 2002, a decrease of $1.8 million, or 12.1%, compared to $15.0 million for the three months ended September 23, 2001. In connection with the customer lawsuit resolution referenced above and resulting return of a Packaging Systems segment sale, the Company reversed a previously recorded bad debt expense of approximately $0.9 million. The Company recorded the return of product as a reversal of sales, cost of sales and SG&A, and recorded the returned inventory to its estimated fair market value. The remainder of the decrease in SG&A expenses are attributable to the restructurings in the Packaging Systems and Assembly and Test segments that reduced administrative headcount. SG&A expenses as a percentage of consolidated net sales increased to 19.0% in the first quarter of fiscal 2003 from 15.0% in the first quarter of fiscal 2002.

Research and development spending, part of SG&A, was $1.0 million in the first quarter of fiscal 2003, up $0.5 million from the comparable prior year period. The increase resulted from the introduction of four new products in the first quarter of fiscal 2003 expected to begin generating revenues in the fourth quarter of fiscal 2003.

Operating income was $0.7 million for the three months ended September 29, 2002 versus $5.6 million for the three months ended September 23, 2001, primarily as a result of the lower sales discussed above.

Interest expense decreased $1.7 million to $1.4 million for the three months ended September 29, 2002 versus $3.2 million for the three months ended September 23, 2001. The decrease resulted from the lower outstanding borrowings resulting both from the proceeds from the private placement of common stock on June 20, 2002 and the reductions in working capital throughout fiscal 2002. Outstanding borrowings have been reduced from over $100 million in the first quarter of fiscal 2002 to $45.8 million at September 29, 2002. Dividends on the convertible preferred securities of our wholly-owned subsidiary trust were $0.4 and $1.4 million for the three months ended September 29, 2002 and September 23, 2001, respectively. The lower amount of dividends recorded reflect the restructuring of the convertible preferred securities that was completed on June 20, 2002. Dividend expense of $1.6 million is recorded annually on the convertible preferred securities, reflecting an approximate effective yield of 4.6% over the life of the securities, after considering the period from April 1, 2002 until July 2, 2004 when distributions are not required to be paid.

The benefit for income taxes for the three months ended September 29, 2002 reflected an effective tax rate of approximately 25%. The provision for income taxes for the three months ended September 23, 2001 reflected an effective tax rate of approximately 37.6%. The lower effective tax rate in fiscal 2003 reflects an effective federal tax rate of 35% (federal tax benefit), offset by a provision of state taxes, despite book losses.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------

Net loss was $0.9 million for the three months ended September 29, 2002 compared to net income of $0.6 million for the three months ended September 23, 2001. Basic and diluted loss per share were $0.04 for the three months ended September 29, 2002 compared to basic and diluted earnings per share of $0.06 for the three months ended September 23, 2001. Basic and diluted weighted average shares outstanding were approximately 23.6 and 10.4 million shares for the three months ended September 29, 2002 and September 23, 2001, respectively. The increase in weighted average shares outstanding reflects the recapitalization transaction of June 20, 2002, including the private placement of 7.0 million shares of common stock and the conversion of the convertible preferred securities into approximately 6.3 million shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $3.4 million for the three months ended September 29, 2002, compared to net cash provided by operating activities of $14.6 million for the three months ended September 23, 2001.

Net increases in working capital balances used operating cash of $4.8 million. The higher working capital balances primarily reflect decreased accrued liabilities. Accrued liabilities decreased from the balance at June 30, 2002 largely due to the payments on employee compensation related matters and severance and stay pay related to the restructurings across the business segments. The decrease in accounts receivable was offset by the increase in inventories, costs and earnings in excess of amounts billed and the decrease in billings in excess of costs and earnings. The Company is beginning to see an increase in working capital from the start of projects in the Materials Processing and Assembly and Test segments. The Packaging Systems segment missed shipping several projects by September 29, 2002 resulting in the increase in inventories.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the three months ended September 29, 2002, the Company made $11.4 million in payments under its senior credit facility and other debt agreements. The proceeds from the Hyannis facility sale-leaseback transaction provided the funding for the paydown in August of $5.0 million of Industrial Revenue Bonds. Cash generated from working capital in the fourth quarter of fiscal 2002, which resulted in a cash balance at June 30, 2002 of $18.8 million, was used to paydown the senior credit facility in the first quarter of fiscal 2003. The Company also paid $0.2 million in financing costs in the first quarter of fiscal 2003 and made capital expenditures of $0.9 million.

Management anticipates capital expenditures for fiscal 2003 to be in the range of $3.0 to $4.0 million. This includes primarily only recurring replacement or refurbishment of machinery and equipment. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facility.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21
--------------------------------------------------------------------------------

Senior Credit Facility and Preferred Securities

The Company uses borrowings under the senior credit facility to fund working capital requirements, capital expenditures and finance charges. Borrowings under the senior credit facility are secured by substantially all of the Company's domestic assets. As of September 29, 2002, the senior credit facility consisted of $69.5 million revolving credit facility and a $6.4 million term credit facility. Of this amount, $47.1 million was outstanding (including $1.5 million in outstanding letters of credit) and total borrowing availability was $28.7 million. As a result of the scheduled quarterly reduction of $1,500 in the Company's credit facility and additional borrowings subsequent to September 29, 2002, the Company had $22.2 million available under the facility at October 31, 2002. The senior credit facility matures on July 2, 2004.

At September 29, 2002, interest rates on outstanding indebtedness under the revolving credit facility ranged from 8.01% to 8.25%. The amended facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $0.15 million and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates.

The Company believes that cash flows from operations, together with available borrowings under its senior credit facility, will be sufficient to meet its working capital, capital expenditures and debt service needs up to July 2, 2004. The Company will need to refinance or extend its senior credit facility in order to satisfy its liquidity needs after July 2, 2004.

The senior credit facility contains various financial covenants related to earnings before interest, taxes, depreciation and amortization (EBITDA). Because of customer requested delays in certain projects, the Company's revenues and operating income will be negatively affected in the second quarter. As a result, the Company does not expect to meet certain of its EBITDA-related covenants during the second quarter. The Company intends to request a waiver from its senior lenders of any covenants which it may not meet. If the Company does not obtain such a waiver, its lenders would be entitled to, among other things, accelerate the maturity of the debt outstanding under the senior credit facility so that it is immediately due and payable. In addition, no further borrowings would be available under the revolving portion of the senior credit facility. If the indebtedness is accelerated, the Company may not have sufficient funds to satisfy its obligations and it may not be able to continue its operations as currently anticipated.

The Company also has outstanding $35.0 million of 7.16% convertible preferred securities ("TIDES"). The TIDES represent undivided beneficial ownership interests in the Company's wholly-owned subsidiary trust, DT Capital Trust (the "Trust"), the sole assets of which are the related aggregate principal amount of junior subordinated debentures issued by the Company that the Trust acquired with the proceeds of the TIDES offering. The TIDES are convertible at the option of the holders at any time into shares of DTI common stock at a conversion price of $14.00 per share. Furthermore, the TIDES holders are entitled to receive cash distributions starting July 2, 2004 at an annual rate of 7.16%, payable quarterly in arrears on the last day of each calendar quarter. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($35,802 at September 29, 2002). The TIDES mature on May 31, 2008.

The Company has guaranteed the payment of distributions and payments on liquidation of the Trust or redemption of the TIDES. Through this guarantee, the Company's junior subordinated debentures, the debentures' indenture and the Trust's declaration of trust, taken together, the Company has fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the TIDES. Thus, while the TIDES are not included in liabilities for financial reporting purposes and instead appear in the consolidated balance sheet between liabilities and stockholders' equity, they represent obligations of the Company.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ITEMS 3 AND 4
PAGE 22
--------------------------------------------------------------------------------

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. Backlog by segment for the current and prior year period are as follows:

                                               Backlog as of:
                                     -----------------------------------
                                     September 29,        September 23,
                                         2002                 2001
                                     -------------        --------------

          Material Processing          $   50.2             $  42.4
          Precision Assembly               16.9                26.7
          Packaging Systems                16.0                15.8
          Assembly and Test                45.4                66.4
          Sold businesses
                                       --------             -------
                                       $  128.5             $ 151.3
                                       ========             =======


The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of the quoted profit margin on the project. We believe most of the orders in our backlog as of September 29, 2002 will be recognized as sales during fiscal 2003.

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

OUTLOOK

The weak economy continues to make forecasting extremely challenging. The Company continues to actively bid numerous projects across all of its product lines. However, customers are still postponing buying decisions, which is having a negative impact on the new business pipeline. For example, the Company was selected as system provider on four projects totaling $28.1 million during the quarter ended September 29, 2002, but the projects were immediately delayed by the customers until the new calendar year. These delayed projects are not included in backlog at September 29, 2002.

A large electronics customer has delayed a program by six months, which has impacted sales by $3.0 million in the first quarter of fiscal 2002. The Company expects the program to resume during the third quarter of fiscal 2003. This delay will negatively affect second quarter revenue recognition by approximately $6.0 million, resulting in flat sales in the second quarter and an anticipation of increased sales in the third and fourth quarters.

Through the Company's research and development program, four new products have recently been introduced. The Precision Assembly Division introduced the Prism 885 "Zeus" and Prism 841 "Medusa" automation modules. The Zeus precision inline module provides a cost effective building block chassis which can serve as the basis for a variety of assembly and test applications. Medusa provides a servo driven, software configurable, solution for equipment requiring a more compact rotary style indexing system.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 23
--------------------------------------------------------------------------------

The Chicago Pack Expo International trade show was utilized to display new product releases from the Converting Technologies Division, part of the Material Processing Segment, and Packaging Systems Division. New products displayed included the GEN II advanced technology thermoformer and the B300 pharmaceutical blister packing and cartoning system.

The Company expects these new products to start generating revenues in the fourth quarter of fiscal 2003.

FOREIGN OPERATIONS

Our primary foreign operations are conducted through subsidiaries in the United Kingdom and Germany. Our Canadian subsidiary was closed in August 2002. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

See the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. There were no significant updates to the disclosure other than the prepayment in full on August 1, 2002 of the Industrial Revenue Bonds.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes DTI's exposures to market risk during the three months ended September 29, 2002 that would require an update to the disclosures provided in DTI's Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported on a timely and accurate basis, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's President and Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. As the Company completes its integration into 12 operating facilities in the United Kingdom, Germany and in six states in the United States, it will need to continue to upgrade and modify its financial, information and management systems and controls to ensure uniform compliance with corporate procedures and policies and accurate and timely reporting of financial data and required Company disclosure. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 24
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in legal and regulatory proceedings, as described in "Part 1, Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

         Since the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, there have been no material developments in previously reported legal proceedings.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             On August 7, 2002, the Company filed a Current Report on Form 8-K to report, pursuant to Items 5 and 7 thereof, that the Company had issued a press release announcing accounting adjustments relating to its Assembly Machines, Inc. subsidiary, among other things.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DT INDUSTRIES, INC.




Date:   November 13, 2002                        /s/  John M. Casper
                                                 -------------------------------
                                                        (Signature)
                                                 John M. Casper
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002


I, Stephen J. Perkins, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of DT Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 13, 2002                  /s/ Stephen J. Perkins
                                           -------------------------------------
                                                      (Signature)
                                           Stephen J. Perkins
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002


I, John M. Casper, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of DT Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 13, 2002                  /s/ John M. Casper
                                           -------------------------------------
                                                     (Signature)
                                           John M. Casper
                                           Senior Vice President - Finance and
                                           Chief Financial Officer