Form 10-Q
period 2002-12-29
DT INDUSTRIES INC
filed 2003-02-12
CIK 918999

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2002

Commission File Number:  0-23400

                               DT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            44-0537828
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    907 West Fifth Street, Dayton, Ohio 45407
               (Address of principal executive offices) (Zip Code)

                                 (937) 586-5600
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No | |

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 7, 2003 was 23,647,932.

DT INDUSTRIES, INC.

INDEX
PAGE 1

                                                                              Page
                                                                              Number
Part I  Financial Information

        Item 1. Financial Statements (Unaudited)

                Consolidated Balance Sheets at December 29, 2002
                   and June 30, 2002                                             2

                Consolidated Statement of Operations for the three and
                   six months ended December 29, 2002 and December
                   23, 2001                                                      3

                Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended December 29, 2002             4

                Consolidated Statement of Cash Flows for the six
                   months ended December 29, 2002 and December
                   23, 2001                                                      5

                Notes to Consolidated Financial Statements                    6-14

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       15-28

        Item 3. Quantitative and Qualitative Disclosures About Market
                   Risk                                                         28

        Item 4. Controls and Procedures                                         28

Part II Other Information

        Item 1. Legal Proceedings                                               29

        Item 3. Defaults upon Senior Securities                                 29

        Item 4. Submission of Matters to Vote of Security Holders               29

        Item 6. Exhibits and Reports on Form 8-K                             29-30

Signature

DT INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2


                                                                            December 29,
                                                                                2002             June 30,
                                                                            (unaudited)            2002
                                                                            ------------       ------------
ASSETS

Current assets:

     Cash and cash equivalents                                              $      7,001       $     18,847

     Accounts receivable, net                                                     44,845             54,936

     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                             28,559             29,288

     Inventories, net                                                             31,377             26,777

     Prepaid expenses and other                                                   13,685              8,809
                                                                            ------------       ------------

          Total current assets                                                   125,467            138,657

Property, plant and equipment, net                                                36,906             37,329

Goodwill                                                                         126,578            125,538

Other assets, net                                                                  5,413              6,886
                                                                            ------------       ------------

                                                                            $    294,364       $    308,410
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Senior secured term and revolving credit facility (Note 4)             $     53,965       $      6,000

     Current portion of other long-term debt                                          95              5,140

     Accounts payable                                                             17,905             21,049

     Customer advances                                                            15,632             13,124

     Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                    11,559             12,020

     Accrued liabilities                                                          24,429             29,595
                                                                            ------------       ------------

          Total current liabilities                                              123,585             86,928
                                                                            ------------       ------------

Long-term debt                                                                        90             45,381

Other long-term liabilities                                                        2,799              3,285
                                                                            ------------       ------------

          Total long-term obligations                                              2,889             48,666
                                                                            ------------       ------------

Commitments and contingencies (See Note 10)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust holding solely
convertible junior subordinated debentures of the Company                         36,203             35,401
                                                                            ------------       ------------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares authorized;
          23,647,932 shares issued and outstanding at
          December 29, 2002 and June 30, 2002, respectively                          246                246

     Additional paid-in capital                                                  188,546            188,546

     Accumulated deficit                                                         (32,180)           (25,922)

     Accumulated other comprehensive loss                                         (1,550)            (1,918)

     Unearned portion of restricted stock                                           (308)              (470)

     Less -
          Treasury stock (988,488 shares at December
             29, 2002 and June 30, 2002, respectively), at cost                  (23,067)           (23,067)
                                                                            ------------       ------------

          Total stockholders' equity                                             131,687            137,415
                                                                            ------------       ------------

                                                                            $    294,364       $    308,410
                                                                            ============       ============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3


                                              Three months ended                      Six months ended

                                                            December 23,                          December 23,
                                         December 29,          2001            December 29,           2001
                                             2002           As Restated            2002           As Restated
                                         ------------       ------------       ------------       ------------
Net sales                                $     62,268       $     88,661       $    131,710       $    189,092

Cost of sales                                  53,090             70,733            108,658            150,565
                                         ------------       ------------       ------------       ------------

Gross profit                                    9,178             17,928             23,052             38,527

Selling, general and
   administrative expenses                     13,625             13,176             26,822             28,192

Restructuring charges (Note 8)                  1,700              1,521              1,700              1,521
                                         ------------       ------------       ------------       ------------

Operating income (loss)                        (6,147)             3,231             (5,470)             8,814

Interest expense, net                           1,544              3,198              2,982              6,365

Accrued dividends on Company-
   obligated, mandatorily
   redeemable convertible preferred
   securities of subsidiary DT
   Capital Trust holding solely
   convertible junior
   subordinated debentures of the
   Company                                        401              1,465                802              2,905
                                         ------------       ------------       ------------       ------------

Loss before benefit for
   income taxes                                (8,092)            (1,432)            (9,254)              (456)

Benefit for income
   taxes                                       (2,700)              (527)            (2,996)              (160)
                                         ------------       ------------       ------------       ------------

Net loss                                 $     (5,392)      $       (905)      $     (6,258)      $       (296)
                                         ============       ============       ============       ============

Net loss per common share:

   Basic                                 $      (0.23)      $      (0.09)      $      (0.26)      $      (0.03)

   Diluted                               $      (0.23)      $      (0.09)      $      (0.26)      $      (0.03)
                                         ============       ============       ============       ============

Weighted average common
   shares outstanding:

      Basic                                23,647,932         10,387,274         23,647,932         10,363,922

      Diluted                              23,647,932         10,387,274         23,647,932         10,363,922
                                         ============       ============       ============       ============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 29, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 4


                                                                            Accumulated      Unearned
                                                Additional                     other        portion of
                                   Common         paid-in     Accumulated   comprehensive   restricted      Treasury
                                    stock         capital       deficit         loss           stock          stock          Total
                                  -------------------------------------------------------------------------------------------------
Balance, June 30, 2002            $      246    $   188,546   $   (25,922)   $    (1,918)   $      (470)   $   (23,067)   $ 137,415

Comprehensive loss:

   Net loss                                                        (6,258)

   Foreign currency translation                                                     368

      Total comprehensive loss                                                                                               (5,890)

Amortization of earned portion
   of restricted stock                                                                                             162          162
                                  ----------    -----------   -----------    -----------    -----------    -----------    ---------

Balance, December 29, 2002        $      246    $   188,546   $   (32,180)   $    (1,550)   $      (380)   $   (23,067)   $ 131,687
                                  ==========    ===========   ===========    ===========    ===========    ===========    =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5


                                                                                Six Months Ended
                                                                          December 29,     December 23,
                                                                              2002             2001
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $     (6,258)    $       (296)

Adjustments to reconcile net loss to net cash provided
(used) by operating activities:

     Depreciation                                                                2,290            3,238

     Amortization                                                                1,180            1,655

     Deferral of dividends on convertible trust preferred securities               802            2,905

     Deferred taxes                                                             (3,573)             215

(Increase) decrease in current assets, excluding the effect of dispositions:

     Accounts receivable                                                        10,091          (18,324)

     Costs and earnings in excess of amounts billed on uncompleted
     contracts                                                                     729           35,456

     Inventories                                                                (4,600)           4,063

     Prepaid expenses and other                                                    298            1,641

Increase (decrease) in current liabilities, excluding the effect of dispositions:

     Accounts payable                                                           (3,144)         (16,976)

     Customer advances                                                           2,508            8,439

     Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                    (461)              --

     Accrued liabilities and other                                              (6,619)          (8,115)
                                                                          ------------     ------------

          Net cash provided (used) by operating activities                      (6,757)          13,901
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the sale of assets                                              679           18,811

     Capital expenditures                                                       (2,224)            (930)
                                                                          ------------     ------------

          Net cash provided (used) by investing activities                      (1,545)          17,881
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (paydowns) on revolving loans                                  991          (26,578)

     Payments on borrowings                                                     (5,109)          (2,848)

     Financing costs                                                              (306)          (2,795)

     Net proceeds from equity transactions                                          --               31
                                                                          ------------     ------------

          Net cash used by financing activities                                 (4,424)         (32,190)
                                                                          ------------     ------------

Effect of exchange rate changes                                                    880              478
                                                                          ------------     ------------

Net increase (decrease) in cash                                                (11,846)              70

Cash and cash equivalents at beginning of period                                18,847            5,505
                                                                          ------------     ------------

Cash and cash equivalents at end of period                                $      7,001     $      5,575
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

      RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

      As publicly announced on August 6, 2002 (prior to the public announcement of the Company's consolidated financial results for the fiscal year ended June 30, 2002), the Company discovered that it was required to make accounting adjustments to previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as its previously reported unaudited consolidated financial results for the first three quarters of fiscal 2002, due to an overstatement of the balance sheet account entitled costs and estimated earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross profit recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary located in Erie, Pennsylvania, which was part of the Company's Precision Assembly segment until it was closed in February 2003. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6,486 and increased the aggregate net loss after taxes reported during the impacted periods by $4,216. See Note 11 for the restatement of the three and six months ended December 23, 2001.

      The Company discovered the accounting adjustments while beginning the transfer of the sales and accounting functions at AMI to its Precision Assembly segment headquarters in Buffalo Grove, Illinois in connection with the reorganization of the Company's operations described in Note 6. The Board of Directors authorized the Audit and Finance Committee to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these accounting adjustments. The Committee retained Katten Muchin Zavis Rosenman ("KMZR") as special counsel, and KMZR engaged an independent accounting firm to assist in the investigation. In addition, the Company investigated whether similar issues existed at any other subsidiaries. At the conclusion of the independent investigation, KMZR and the independent accounting firm provided the Committee with an oral report of their findings. Due to the time-sensitive nature of the independent investigation, no written report was prepared for, or provided to, the Committee. As a result of the investigations, the Company believes that the accounting issues were confined to AMI and determined that the misstatement of the CIE account at AMI was primarily the result of the former controller of AMI, without instruction from, or the knowledge of, Company management, (1) failing to properly account for manufacturing variances,

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7


      (2) adding inappropriate costs to work-in-process amounts, (3) understating amounts billed and/or customer deposits and (4) failing to recognize certain losses, in each case on various projects during the relevant time period. Using these miscalculations of CIE, the former AMI controller made incorrect journal entries that were recorded in the books and records of AMI.

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

3.    ASSET SALES

      For the six months ended December 23, 2001, the Company sold substantially all of the assets of three divisions. The following table summarizes certain information regarding these sales:

                                                             NET
                                                             CASH          LOSS
       DATE OF SALE               BUSINESS                 PROCEEDS     ON DISPOSAL
       ------------    -------------------------------    ----------    -----------
       June 2001       Detroit Tool Metal Products Co.    $   14,250    $   (1,618)

       July 2001       Scheu & Kniss                           3,939        (6,200)

       October 2001    Hansford Parts and Products               622            --
                                                          ----------    ----------

                                                          $   18,811    $   (7,818)
                                                          ==========    ==========

      The losses associated with the sale of these divisions were recognized in fiscal 2001.

      In June 2002, the Company completed a sale/leaseback agreement for the Hyannis, Massachusetts facility and recorded a net loss on disposal of the assets of $1,128. Cash proceeds of approximately $5,493 were used prepay the outstanding $5,000 of Industrial Revenue Bonds. See Note 4 for additional information.

      In October 2002, the Company completed a sale/leaseback transaction of its Packaging Systems segment Alcester, England facility. The Company received net proceeds of approximately $679.

      In January 2003, the Company completed the sale of its Packaging Systems segment Leominster, Massachusetts facility after relocating to a new leased facility in Leominster. The Company recorded an approximate $250 charge in the third quarter of fiscal 2002 to write-down the Leominster facility to fair market value. Proceeds of approximately $1,300, which approximates book value after the write-down, were used to reduce debt outstanding under the senior credit facility.

      In January 2003, the Company entered into an agreement to sell its Precision Assembly segment Erie, Pennsylvania facility. Anticipated net proceeds of approximately $850, which approximates book value after the write-down, will be used to reduce debt outstanding under the senior credit facility. The transaction is expected to close during the third quarter of fiscal 2003. The Company wrote-down the Erie facility to its fair market value in the third quarter of fiscal 2003. See Note 8 for additional information.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8


4.    FINANCING

      As of December 29, 2002 and June 30, 2002, current and long-term debt consisted of the following:

                                                              DECEMBER 29,      JUNE 30,
                                                                  2002            2002
                                                              ------------    ------------
      Term and revolving loans under senior secured credit
      facility:

           Term loan                                          $      6,315    $      6,441

           Revolving loans                                          47,650          44,846

      Other debt                                                       185           5,234
                                                              ------------    ------------

                                                                    54,150          56,521

      Less - senior secured credit facility classified as
      current                                                       53,965           6,000

      Less - current portions of other debt                             95           5,140
                                                              ------------    ------------

      Long-term debt                                          $         90    $     45,381
                                                              ============    ============

      As a result of covenant defaults under its senior credit facility, as noted below, the Company is required to classify the long-term portion of its senior credit facility ($47,965) as current. Once the permanent waiver and amendment to the facility is completed, as noted below, the long-term portion of the bank debt will be reclassified from a current to a long-term liability.

      The Company's senior credit facility, last amended on June 20, 2002, consists of a $6,315 term loan and a $68,626 revolving loan (as of December 29, 2002) and matures on July 2, 2004. Significant terms of the amended agreement are as follows:

      - $1,500 quarterly scheduled commitment reductions prorated between the term and revolving loan commitments through June 2004;

      - Advances under the revolver and letters of credit issued in excess of $53,000 (priority advances) subject to a monthly asset coverage test comprised of 65% of eligible accounts receivable and 25% of eligible inventory;

      - Interest rates for amounts borrowed under the credit facility are based on Prime Rate plus 3.5% or Eurodollar Rate plus 4.0% for all revolver advances up to $53,000 and Prime Rate plus 4.0% for all priority advances in excess of $53,000. At December 29, 2002, interest rates on outstanding indebtedness ranged from 7.75% to 8.0%;

      -     Monthly and quarterly financial covenants;

      - Commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates; and

      - Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9


      As a result of its second quarter financial results, the Company did not meet certain financial covenants under its senior credit facility, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum EBITDA to interest expense ratio and minimum EBITDA. The Company has been operating under a temporary waiver and expects to finalize shortly an amendment to the senior credit facility which will provide a permanent waiver of these covenant defaults and establish new covenant levels for the remainder of the term of the facility. The Company anticipates that this amendment will also reduce the revolving credit line to approximately $60,000 from $66,044 currently and increase borrowing rates. Until the Company obtains such permanent waiver, its lenders are entitled to, among other things, accelerate the maturity of the debt outstanding so that it is immediately due and payable. The temporary waiver under the senior credit facility restricts the Company's outstanding borrowings under the revolving line of credit to $53,000. Based on outstanding borrowings as of December 29, 2002 of $48,344 (including $900 in outstanding letters of credit), the Company had $4,656 of borrowing availability. If the Company does not obtain a permanent waiver, no further priority advances will be available under the revolving portion of the facility. If the indebtedness is accelerated, the Company will not have sufficient funds to satisfy its obligations and it will not be able to continue its operations as currently anticipated.

      The Company also has a European credit facility of approximately $4,473, of which approximately $1,245 was outstanding in issued bank guarantees to customers as of December 29, 2002.

      On June 26, 2002, the Company completed a sale/leaseback of the facility in Hyannis and repaid the outstanding balance of $5,000 on Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A on August 1, 2002.

5. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES OR TIDES)

      The conversion price of the $35,000 outstanding TIDES (and the Junior Debentures of the Company held by the DT Capital Trust) is $14.00 per share, distributions on the TIDES payable are not required to be paid from April 1, 2002 until July 2, 2004, and the maturity date of the TIDES is May 31, 2008. Distributions are payable on the TIDES at 7.16% beginning September 2004 through their maturity date of May 31, 2008. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($36,203 at December 29, 2002).

6.    BUSINESS SEGMENTS

      See "Item 1. Business. Markets and Products" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for a description of the products and markets of the Company's four segments - Material Processing, Precision Assembly, Packaging Systems and Assembly and Test.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10


   Net sales for the Company's reportable segments consisted of the following:

                                Three months ended               Six months ended

                                            December 23,                    December 23,
                            December 29,       2001         December 29,         2001
                                2002        As Restated         2002         As Restated
                            ------------    ------------    ------------    ------------
Net sales

   Material Processing      $     22,026    $     31,294    $     46,677    $     57,893

   Precision Assembly              9,703          15,167          26,992          34,046

   Packaging Systems              10,506           8,975          16,357          20,644

   Assembly & Test                20,033          32,994          41,684          75,717

   Divested businesses                --             231              --             792
                            ------------    ------------    ------------    ------------

      Consolidated total    $     62,268    $     88,661    $    131,710    $    189,092
                            ============    ============    ============    ============

The reconciliation of segment operating income to consolidated income (loss) before income taxes consisted of the following:

                                      Three months ended                Six months ended

                                                   December 23,                      December 23,
                                  December 29,         2001         December 29,         2001
                                      2002         As Restated          2002         As Restated
                                  ------------     ------------     ------------     ------------
Material Processing               $        917     $      3,551     $      3,165     $      5,001

Precision Assembly                      (2,809)           1,622           (1,695)           3,463

Packaging Systems                          (23)            (736)              75              407

Assembly & Test                         (2,072)          (1,084)          (2,741)           1,785
                                  ------------     ------------     ------------     ------------

   Operating income (loss)
      for reportable segments           (3,987)           3,353           (1,346)          10,656
                                  ------------     ------------     ------------     ------------

Operating loss for divested
   businesses                               --              (37)              --             (105)

Corporate                               (2,160)             (85)          (4,124)          (1,737)

Interest expense, net                   (1,544)          (3,198)          (2,982)          (6,365)

Dividends on Company-
   obligated, mandatorily
   redeemable convertible
   preferred securities of
   subsidiary DT Capital Trust
   holding solely convertible
   junior subordinated
   debentures of the Company              (401)          (1,465)            (802)          (2,905)
                                  ------------     ------------     ------------     ------------

      Consolidated loss before
         income taxes             $     (8,092)    $     (1,432)    $     (9,254)    $       (456)
                                  ============     ============     ============     ============

The Company sold substantially all of the assets of the remaining division in the Divested Businesses category in October 2001.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11


 Total assets for the Company's reportable segments consisted of the following:

                                                 AS OF             AS OF
                                          DECEMBER 29, 2002    JUNE 30, 2002
                                          -----------------    -------------
      Total assets

         Material Processing                 $     61,051      $     64,061

         Precision Assembly                        64,733            77,865

         Packaging Systems                         53,728            53,846

         Assembly & Test                           96,007            94,266

         Corporate                                 18,845            18,372
                                             ------------      ------------

            Consolidated total               $    294,364      $    308,410
                                             ============      ============

7.    SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                    DECEMBER 29, 2002         JUNE 30, 2002
                                                                    -----------------         -------------
      Accounts receivable

           Trade receivables                                           $     47,116            $     58,021

           Less - allowance for doubtful accounts                            (2,271)                 (3,085)
                                                                       ------------            ------------

                                                                       $     44,845            $     54,936
                                                                       ============            ============

      Costs and estimated earnings in excess of amounts billed on uncompleted contracts

           Costs incurred on uncompleted contracts                     $    162,655            $    176,781

           Estimated earnings                                                31,191                  37,040
                                                                       ------------            ------------

                                                                            193,846                 213,821

           Less - Billings to date                                         (176,846)               (196,553)
                                                                       ------------            ------------

                                                                       $     17,000            $     17,268
                                                                       ============            ============

      Included in the accompanying balance sheets:

           Costs and estimated earnings in excess of amounts billed    $     28,559            $     29,288

           Billings in excess of costs and estimated earnings               (11,559)                (12,020)
                                                                       ------------            ------------

                                                                       $     17,000            $     17,268
                                                                       ============            ============

      Inventories, net

           Raw materials                                               $     19,771            $     17,575

           Work in process                                                   18,503                  12,404

           Finished goods                                                     1,425                   4,292

           Less - inventory reserves                                         (8,322)                 (7,494)
                                                                       ------------            ------------

                                                                       $     31,377            $     26,777
                                                                       ============            ============

      Accrued liabilities

           Accrued employee compensation and benefits                  $      9,308            $     10,258

           Accrued warranty                                                   3,243                   3,422

           Restructuring accrual                                              2,707                   4,678

           Other                                                              9,171                  11,237
                                                                       ------------            ------------

                                                                       $     24,429            $     29,595
                                                                       ============            ============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12


      The change in the allowance for doubtful accounts during the six months ended December 29, 2002 resulted primarily from the reversal of $903 related to the resolution during the first quarter of a customer lawsuit, as a result of which the outstanding receivable balance was written off against the previously established allowance account.

      A summary and roll-forward of the warranty reserves were as follows:

                           Beginning                                Ending
                            Balance      Expense      Charges       Balance
                           ---------    ---------    ---------     ---------
For the six months
ended December 29, 2002        3,422        1,228       (1,407)        3,243

8.    RESTRUCTURING

      As outlined in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, during fiscal 2002 and 2001, the Company took several actions in connection with a plan to restructure its business operations. The steps included closing facilities in Rochester, New York, Montreal, Quebec, and a Packaging Systems sales office in Canada. In addition, the Company transferred its Converting Technologies operation in Bristol, Pennsylvania to Hyannis, Massachusetts, its Assembly and Test - Europe fabrication operation in Gawcott, UK to Buckingham, England, and relocated its corporate offices from Springfield, Missouri to Dayton, Ohio. The Company also recorded severance reserves related to certain management changes and workforce reductions at several locations. Substantially all employee terminations have occurred. The Company was able to successfully negotiate an early termination of its Springfield, Missouri office lease and recorded the resulting $200 benefit as a reduction in reserve in the first quarter of fiscal 2003.

      On December 13, 2002, the Company announced the closure of its Erie, Pennsylvania facility (also known as Assembly Machines, Inc.), transferring manufacturing operations and the customer base to its Buffalo Grove, Illinois facility as part of its Precision Assembly segment. The Company expects to complete the shutdown by the end of February 2003 and sell the facility thereafter. The Company recorded a restructuring charge in December 2002 of $1,700, including severance costs of $627 for the termination of 62 employees. The Company released 47 employees on December 13, 2002 with the remaining employees to be terminated by the end of the third quarter of fiscal 2003. The remaining restructuring charge of $1,073 includes a $1,020 charge to write-down the land and building to the estimated fair market value and $53 for other asset write-offs and non-cancellable office and plant equipment leases.

      The following table summarizes the changes in the restructuring accruals during the first six months of fiscal 2003:

                                                                         Cash          Non-Cash    Accrued as of
                        Accrued as of    Additions      Reduction      Charges to      Charges      December 29,
                        June 30, 2002    to Reserve     in Reserve      Accrual       to Accrual        2002
                        -------------    ----------     ----------     ----------     ----------   -------------
Severance costs         $       1,431    $      627     $     (200)    $   (1,546)    $       --    $        312

Future lease
   costs on
   closed facilities            2,846            53           (200)        (1,324)            --           1,375

Asset write-
   downs                          307         1,020             --             --           (307)          1,020

Other                              94            --             --            (94)            --               0
                        -------------    ----------     ----------     ----------     ----------    ------------

                        $       4,678    $    1,700     $     (400)    $   (2,964)    $     (307)   $      2,707
                        =============    ==========     ==========     ==========     ==========    ============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13


9.    ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FAS 123" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting of stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the new disclosure requirements beginning in the third quarter of fiscal 2003. At the present time the Company does not anticipate changing to an alternate method of accounting for stock-based employee compensation. The Company currently accounts for employee stock options in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 allows companies to continue to apply the valuation methods set forth in APB 25.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that guarantors recognize a liability, at the inception of a guarantee, equal to the fair value of the obligation it assumes under the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The Company has adopted the disclosure requirements of FIN 45 in the second quarter of fiscal 2003 and will apply the new requirements of recognizing liabilities on a prospective basis to all new or modified guarantees, in accordance with the provisions of this interpretation. The Company does not expect the prospective application of FIN 45 will have a material impact to it's financial position or results of operations.

10.   COMMITMENTS AND CONTINGENCIES

      The Company is involved in legal and regulatory proceedings, as described in "Part 1, Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

      Since the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, there have been no material developments in previously reported legal or regulatory proceedings.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14


11.   RESTATEMENT

      As described in Note 1, the Company's consolidated statement of operations for the three and six months ended December 23, 2001 has been restated. A comparison of previously reported and restated consolidated statements of operations for this period is presented below. The impact of the restatement for the three months ended December 23, 2001 was an increase to the Company's net income of $203, and to the Company's net income per common share of $0.02. The impact of the restatement for the six months ended December 23, 2001 was a decrease to the Company's net income of $47, and to the Company's net income per common share of $0.01.

                                                            Consolidated Statement of Operations
                                               -----------------------------------------------------------------
                                                    Three months ended                  Six months ended
                                                     December 23, 2001                  December 23, 2001
                                               ----------------- ------------     ------------------------------
                                               As Previously                      As Previously
                                                 Reported        As Restated        Reported        As Restated
                                               -------------     ------------     -------------     ------------
Net sales                                      $      88,104     $     88,661     $     188,588     $    189,092

Cost of sales                                         70,488           70,733           149,989          150,565
                                               -------------     ------------     -------------     ------------

   Gross profit                                       17,616           17,928            38,599           38,527

Selling, general and administrative
expenses                                              13,176           13,176            28,192           28,192

Restructuring charges                                  1,521            1,521             1,521            1,521
                                               -------------     ------------     -------------     ------------

   Operating income                                    2,919            3,231             8,886            8,814

Interest expense                                       3,198            3,198             6,365            6,365

Dividends on Company-obligated,
   mandatorily redeemable convertible
   preferred securities of subsidiary DT
   Capital Trust holding solely convertible
   junior subordinated debentures of the
   Company                                             1,465            1,465             2,905            2,905
                                               -------------     ------------     -------------     ------------

Loss before benefit for income taxes                  (1,744)          (1,432)             (384)            (456)

Benefit for income taxes                                (636)            (527)             (135)            (160)
                                               -------------     ------------     -------------     ------------

Net loss                                              (1,108)            (905)             (249)            (296)
                                               =============     ============     =============     ============

Net loss per common share:

   Basic                                       $       (0.11)    $      (0.09)    $       (0.02)    $      (0.03)

   Diluted                                     $       (0.11)    $      (0.09)    $       (0.02)    $      (0.03)
                                               =============     ============     =============     ============

Weighted average common shares
   outstanding:

   Basic                                          10,387,274       10,387,274        10,363,922       10,363,922

   Diluted                                        10,387,274       10,387,274        10,363,922       10,363,922
                                               =============     ============     =============     ============

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 15


GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three and six months ended December 29, 2002 compared to the three and six months ended December 23, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

See "Item 1. Business. Markets and Products" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for a description of the products and markets of the Company's four segments - Material Processing, Precision Assembly, Packaging Systems and Assembly and Test.

The continued depressed market demand for capital goods, including the Company's products, has negatively impacted the Company's level of order intake and corresponding revenues and operating profits across the business segments. If improvements in the overall economy and demand for the Company's products are not forthcoming, it will have a continued negative impact on the Company's future operating results. This may result in the Company not being able to project adequate future cash flow to support the goodwill balance recorded on the balance sheet. If this was to occur, the Company may be required to record, possibly during the remainder of fiscal 2003, an impairment of the carrying amount of its recorded goodwill.


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

For those contracts accounted for in accordance with SAB 101, we recognize revenue upon shipment (FOB shipping point). We utilize this method of revenue recognition for products produced in a standard manufacturing operation whereby the product is built according to pre-existing bills of materials, with some customization occurring. These contracts are typically of shorter duration (one to three months) and have smaller contract values. The revenue recognition for these products follows the terms of the contracts, which call for transfer of title at time of shipment after factory acceptance tests with the customer. If installation of the products is included in the contracts, revenue for the installation portion of the contract is recognized when installation is complete.

Costs and related expenses to manufacture products, primarily labor, materials and overhead, are recorded as costs of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Selling, general and administrative expenses primarily consist of salary and wages for employees, research and development costs, sales commissions, marketing costs, legal and professional expenses.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16


Certain information contained in this report, including, without limitation, the information appearing under the captions "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words "will", "anticipate", "believe", "intent", "expect", "should", "estimates" and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the amount and availability of, and restrictions and covenants relating to, our indebtedness under our senior credit facility and any defaults thereunder, our ability to achieve anticipated cost savings from our corporate restructuring, our ability to upgrade and modify our financial, information and management systems and controls to manage our operations on an integrated basis and report our results, economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, the loss of a key customer, excess product warranty expenses, significant restructuring or other special non-recurring charges, foreign currency exchange rate fluctuations, changes in interest rates, increased inflation, collectibility of past due customer receivables, and any adverse impact of restating our historical financial statements, including any proceedings relating to the restatement. See "Risk Factors" in our Prospectus dated January 14, 2003, as filed with the SEC, for a description of these and other risks, uncertainties and factors.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17


RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

As publicly announced on August 6, 2002 (prior to the public announcement of our consolidated financial results for the fiscal year ended June 30, 2002), we discovered that we were required to make accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002, due to an overstatement of the balance sheet account entitled costs and estimating earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross margins recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary located in Erie, Pennsylvania, which was part of our Precision Assembly segment until being closed in February 2003. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6.5 million and increased the aggregate net loss after taxes reported during the impacted periods by $4.2 million. Our restated consolidated statement of operations for the three and six months ended December 23, 2001 is included in Note 11 to our consolidated financial statements included herein.

We discovered the accounting adjustments while beginning the transfer of the sales and accounting functions at AMI to our Precision Assembly segment headquarters in Buffalo Grove, Illinois in connection with the reorganization of our operations. Our Board of Directors authorized the Audit and Finance Committee to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these accounting adjustments. The Committee retained Katten Muchin Zavis Rosenman ("KMZR") as special counsel, and KMZR engaged an independent accounting firm to assist in the investigation. In addition, we investigated whether similar issues existed at any of our other units. At the conclusion of the independent investigation, KMZR and the independent accounting firm provided the Committee with an oral report of their findings. Due to the time-sensitive nature of the independent investigation, no written report was prepared for, or provided to, the Committee. As a result of the investigations, we believe that the accounting issues were confined to AMI and determined that the misstatement of the CIE account at AMI was primarily the result of the former controller of AMI, without instruction from, or the knowledge of, our management, (1) failing to properly account for manufacturing variances, (2) adding inappropriate costs to work-in-process amounts, (3) understating amounts billed and/or customer deposits and (4) failing to recognize certain losses, in each case on various projects during the relevant time period. Using these miscalculations of CIE, the former AMI controller made incorrect journal entries that were recorded in the books and records of AMI.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations:

                                             Three months ended                  Six months ended
                                       ------------------------------     ------------------------------
                                                         December 23,                        December 23,
                                       December 29,          2001         December 29,          2001
                                           2002          As Restated           2002          As Restated
                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                       ------------      ------------     -------------      ------------
Net sales                                     100.0%            100.0%            100.0%            100.0%

Cost of sales                                  85.3              79.8              82.5              79.6
                                       ------------      ------------      ------------      ------------

Gross profit                                   14.7              20.2              17.5              20.4

Selling, general and
   administrative expenses                     21.9              14.9              20.4              14.9

Restructuring charges                           2.7               1.7               1.3               0.8
                                       ------------      ------------      ------------      ------------

Operating income (loss)                        (9.9)              3.6              (4.2)              4.7

Interest expense                                2.5               3.6               2.3               3.4

Dividends on Company-obligated,
   mandatorily redeemable
   convertible preferred securities
   of subsidiary DT Capital Trust               0.6               1.6               0.6               1.5
                                       ------------      ------------      ------------      ------------

Loss before benefit for income
   taxes                                      (13.0)             (1.6)             (7.1)             (0.2)

Benefit for income taxes                       (4.3)             (0.6)             (2.3)             (0.1)
                                       ------------      ------------      ------------      ------------

Net loss                                       (8.7)%            (1.0)%            (4.8)%            (0.1)%
                                       ============      ============      ============      ============

                      THREE MONTHS ENDED DECEMBER 29, 2002
         COMPARED TO THREE MONTHS ENDED DECEMBER 23, 2001 (AS RESTATED)

Consolidated net sales for the three months ended December 29, 2002 were $62.3 million, a decrease of $26.4 million, or 29.8%, from $88.7 million for the three months ended December 23, 2001.

Net sales by segment were as follows (in millions):

                                         Three Months Ended
                        ---------------------------------------------------
                                                                 Increase
                        December 29, 2002   December 23, 2001    (Decrease)
                        -----------------   -----------------    ----------
Material Processing          $   22.0            $   31.3          $   (9.3)
Precision Assembly                9.7                15.2              (5.5)
Packaging Systems                10.5                 9.0               1.5
Assembly & Test                  20.1                33.0             (12.9)
Divested businesses                --                 0.2              (0.2)

                             --------            --------          --------
Total                        $   62.3            $   88.7          $  (26.4)
                             ========            ========          ========

The decrease in Material Processing segment sales primarily reflects a $9.8 million decrease in sales to a consumer products company and a $2.7 million decrease in sales to an electronics customer related to the completion of projects during fiscal 2002. The Material Processing segment was able to replace a portion of the sales with new sales to the appliance industry and a number of new projects with new and repeat customers. The Company is currently working on the process and equipment development for Earthshell's biodegradable foam laminate packaging equipment, with expectations of delivering the first machine during the third quarter of fiscal 2003.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19


The Precision Assembly segment recorded 84% and 71% of total sales for the current quarter and prior year's quarter, respectively, with its core electronics market. Some of the programs currently in backlog within our electronics market have been delayed by this segment's largest customer, which impacted revenue recognition in the second quarter by approximately $6.0 million. The forecast for future electronics orders is currently uncertain.

In the Packaging Systems segment, the Company recognized increased sales in the quarter from the delays experienced in the first quarter which pushed shipment on several projects to the second quarter. Most of the Packaging Systems segment projects are recognized under the delivery and acceptance method of revenue recognition in accordance with SAB 101. Excluding the timing effects of shipments, sales have been negatively impacted by the integration of the Montreal, Canada and Leominster, Massachusetts facilities into a new Leominster, Massachusetts facility. The segment, which primarily serves the pharmaceutical market, is also experiencing some market softness and stronger competition.

The Assembly & Test segment, which primarily serves the automotive, truck and heavy equipment market, has experienced market softness for the last 24 months. Results for the December 2001 quarter included revenue recognition on a diesel engine assembly and material handling system that was substantially delivered in the fourth quarter of fiscal 2002 and on several electronics assembly system chassis subcontracted from the Precision Assembly segment. The segment has not replaced these projects and the core automotive market remains depressed and very competitive.

Gross profit decreased by $8.8 million, or 48.8%, to $9.2 million for the three months ended December 29, 2002 versus $17.9 million for the three months ended December 23, 2001. The gross margin decreased to 14.7% in the second quarter of fiscal 2003 from 20.2% in the second quarter of fiscal 2002, primarily reflecting the impact of reduced volumes and under-absorption of overhead costs across all of the segments, the incremental project costs related to several Hansford projects that were assumed by the Precision Assembly and Assembly & Test segments upon the shut down of the Hansford facility, the development costs on the Earthshell packaging systems, and the non-recurring costs associated with transitioning the Kalish and AMI product lines associated with those facility shutdowns.

Selling, general and administrative (SG&A) expenses were $13.6 million for the three months ended December 29, 2002, an increase of $0.4 million, or 3.4%, compared to $13.2 million for the three months ended December 23, 2001. The increase reflects several non-recurring favorable items in the prior year period and increased legal and professional fees in the current period as a result of our recent restatement of historical financial results and public filings associated with the recapitalization. This increase offsets the decrease in SG&A expenses attributable to the restructurings of the Packaging Systems and Assembly and Test segments that reduced administrative headcount. The favorable SG&A items in the prior period included reversals of bad debt reserves from collections on delinquent accounts, 401K forfeitures income, termination of post-retirement plans and the resulting reductions in reserves, decreases in bonus accruals and the reductions in workers compensation reserves. SG&A expenses as a percentage of consolidated net sales increased to 21.9% in the second quarter of fiscal 2003 from 14.9% in the second quarter of fiscal 2002, reflecting the above items and the lower sales volume.

Research and development spending, part of SG&A, was $0.4 million in the second quarter of fiscal 2003, down $0.4 million from the comparable prior year period. The decrease resulted from completing research and development for four new products that were introduced in the first quarter of fiscal 2003, for which substantial R&D expenditures were made in the comparable prior year period.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20


On December 13, 2002, the Company announced the closure of its Erie, Pennsylvania facility, (also known as Assembly Machines, Inc.), transferring manufacturing operations and the customer base to its Buffalo Grove, Illinois facility as part of its Precision Assembly segment. The Company expects to complete the shut down by the end of February 2003 and sell the facility thereafter. The Company recorded a restructuring charge in December 2002 of $1.7 million, including severance costs of $0.6 million for the termination of 62 employees. The Company released 47 employees on December 13, 2002 with the remaining employees to be terminated by the end of the third quarter of fiscal 2003. The remaining restructuring charge of $1.1 million includes a $1.0 million charge to write-down the land and building to the estimated fair market value and $0.1 million for other asset write-offs and non-cancellable office and plant equipment leases. The Company estimates savings of $0.8 million in manufacturing overhead and selling, general and administrative costs for the remaining six months of fiscal 2003.

Operating income was a loss of $6.1 million for the three months ended December 29, 2002 versus income of $3.2 million for the three months ended December 23, 2001. Material Processing segment operating income decreased $2.7 million, or 74.2%, to $0.9 million for the three months ended December 29, 2002 from $3.6 million for the prior period. Operating margin decreased to 4.2% in the current quarter compared to 11.3% in the prior year quarter. In addition to the 29.6% drop in sales, the segment's operating income and margins for the second quarter of fiscal 2003 were impacted by the approximate $0.9 million in process and equipment development costs related to Earthshell's biodegradable foam laminate packaging equipment. The prior year period's revenues and operating income were favorably impacted by the cancellation of a project and resulting payment of a cancellation fee by the customer, which accelerated revenue and profit.

Precision Assembly segment operating income decreased $4.4 million, or 273%, to a loss of $2.8 million for the three months ended December 29, 2002 from income of $1.6 million for the prior period. Operating margin decreased to a loss of 28.9% in the current quarter compared to 10.7% in the prior year quarter. Precision Assembly sales were down 36% in the quarter resulting in increases in unabsorbed manufacturing costs. Operating income for the segment also decreased from the $1.7 million restructuring charge to shut down the Company's Erie, Pennsylvania facility, additional non-recurring costs of approximately $0.4 million associated with the shutdown and additional project losses of approximately $1.0 million related to some Hansford projects that were assumed by the Precision Assembly segment upon the shutdown of the Hansford facility.

Packaging Systems segment operating loss decreased $0.8 million to substantially break-even for the three months ended December 29, 2002 from a loss of $0.8 million for the prior period. The operating margin was a loss of 8.2% in the prior year quarter. The improvement is primarily the result of the SG&A savings resulting from the shutdown of the Montreal, Quebec (Kalish) facility in the fourth quarter of fiscal 2002.

Assembly & Test segment operating loss increased $1.0 million, or 91%, to a loss of $2.1 million for the three months ended December 29, 2002 from a loss of $1.1 million for the prior period. Operating margin decreased to a loss of 10.3% in the current quarter compared to 3.3% in the prior year quarter. Assembly & Test segment sales were down 39.3% in the quarter resulting in increases in unabsorbed manufacturing costs. Operating income for the segment also decreased due to additional project losses of approximately $0.5 million related to several Hansford projects that were assumed by the Assembly & Test segment upon the shutdown of the Hansford facility. Operating margins for the Assembly & Test segment have also declined due to competitive pricing, particularly in the automotive sector.

The corporate head office operating loss increased $2.1 million to a loss of $2.2 million for the three months ended December 29, 2002, a loss of $0.1 million for the prior period due to several favorable non-recurring items recorded in the prior year period discussed above in SG&A.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21


Interest expense decreased $1.4 million to $1.5 million for the three months ended December 29, 2002 versus $3.2 million for the three months ended December 23, 2001. The decrease resulted from the lower outstanding borrowings resulting both from the proceeds from the private placement of common stock on June 20, 2002 and the reductions in working capital throughout fiscal 2002. Funded debt has been reduced from $104.2 million at December 23, 2001 to $54.2 million at December 29, 2002. Dividends on the convertible preferred securities of our wholly-owned subsidiary trust were $0.4 and $1.5 million for the three months ended December 29, 2002 and December 23, 2001, respectively. The lower amount of dividends recorded reflect the restructuring of the convertible trust preferred securities that was completed on June 20, 2002. Dividend expense of $1.6 million is recorded annually on the convertible trust preferred securities, reflecting an approximate effective yield of 4.6% over the life of the securities, after considering the period from April 1, 2002 until July 2, 2004 when distributions are not required to be paid.

The benefit for income taxes for the three months ended December 29, 2002 and December 23, 2001reflects an effective tax rate of approximately 33% and 37%, respectively. The lower effective tax rate in fiscal 2003 reflects an effective federal tax rate of 35% (federal tax benefit), offset by a provision of state taxes, despite book losses.

     Net loss was $5.4 million for the three months ended December 29, 2002 compared to $0.9 million for the three months ended December 23, 2001. Basic and diluted loss per share were $0.23 for the three months ended December 29, 2002 compared to $0.09 for the three months ended December 23, 2001. Basic and diluted weighted average shares outstanding were approximately 23.6 and 10.4 million shares for the three months ended December 29, 2002 and December 23, 2001, respectively. The increase in weighted average shares outstanding reflects the recapitalization transaction on June 20, 2002, including the private placement of 7.0 million shares of common stock and the conversion of convertible trust preferred securities into approximately 6.3 million shares of common stock.

                       SIX MONTHS ENDED DECEMBER 29, 2002
          COMPARED TO SIX MONTHS ENDED DECEMBER 23, 2001 (AS RESTATED)

Consolidated net sales for the six months ended December 29, 2002 were $131.7 million, a decrease of $57.4 million, or 30.3%, from $189.1 million for the six months ended December 23, 2001.

Net sales by segment were as follows (in millions):

                                                  Six Months Ended
                            -------------------------------------------------------------
                                                                               Increase
                            December 29, 2002       December 23, 2001          (Decrease)
                            -----------------       -----------------          ----------
Material Processing               $   46.7               $   57.9               $  (11.2)
Precision Assembly                    27.0                   34.0                   (7.0)
Packaging Systems                     16.3                   20.7                   (4.4)
Assembly & Test                       41.7                   75.7                  (34.0)
Divested businesses                     --                    0.8                   (0.8)
                                  --------               --------               --------
Total                             $  131.7               $  189.1               $  (57.4)
                                  ========               ========               ========

     The decrease in Material Processing segment sales primarily reflects a $9.8 million decrease in sales to a consumer products company and a $7.3 million decrease in sales to a significant tire manufacturer related to the completion of projects during fiscal 2002. The Material Processing segment was able to replace only a portion of the sales with new sales to the appliance industry and a number of new projects with new and repeat customers. The Company is currently working on the process and equipment development for Earthshell's biodegradable foam laminate packaging equipment, with expectations of delivering the first machine during the third quarter of fiscal 2003.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22


The Precision Assembly segment recorded 86% and 72% of total sales for the current year and prior year, respectively, with its core electronics market. Some of the programs currently in backlog within our electronics market have been delayed by the customer impacting revenue recognition in the current year by approximately $6.0 million. The forecast for future electronics orders is currently uncertain.

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

In the Packaging Systems segment, the Company resolved a lawsuit with a customer in the first quarter of fiscal 2003 which resulted in the customer returning a packaging system to the Company and receiving a full refund of progress payments. As a result, the Company reversed percentage of completion sales recognized to date of $1.4 million pertaining to this system during the first quarter of fiscal 2003. The Company established a full reserve for this lawsuit in fiscal 2002. Sales were also negatively impacted by the integration of the Montreal, Canada and Leominster, Massachusetts facilities into a new Leominster, Massachusetts facility. The segment, which primarily serves the pharmaceutical market, is also experiencing some market softness and stronger competition for new orders.

The Assembly & Test segment, which primarily serves the automotive, truck and heavy equipment market, has experienced market softness over an extended period. Results for the prior year included revenue recognition on a diesel engine assembly and material handling system that was substantially delivered in the fourth quarter of fiscal 2002 and on several electronics assembly system chassis subcontracted from the Precision Assembly segment. The segment has not replaced these projects and the core automotive market remains depressed and very competitive.

Gross profit decreased by $15.4 million, or 40.2%, to $23.1 million for the six months ended December 29, 2002 versus $38.5 million for the six months ended December 23, 2001. The gross margin decreased to 17.5% for the six months of fiscal 2003 from 20.4% for the six months of fiscal 2002, primarily reflecting the impact of reduced volumes and under-absorption of overhead costs across all of the segments. Gross margins were also impacted by the incremental project costs related to several Hansford projects that were assumed by the Precision Assembly and Assembly & Test segments upon the shut down of the Hansford facility, the development costs on the Earthshell packaging systems and the non-recurring costs associated with transitioning the Kalish and AMI product lines associated with those facility shut downs.

Selling, general and administrative (SG&A) expenses were $26.8 million for the six months ended December 29, 2002, a decrease of $1.4 million, or 4.9%, compared to $28.2 million for the six months ended December 23, 2001. In connection with the customer lawsuit resolution referenced above and resulting return of a Packaging Systems segment sale, the Company reversed a previously recorded bad debt expense of approximately $0.9 million in the first quarter of fiscal 2003. The Company recorded the return of product as a reversal of sales, cost of sales and SG&A, and recorded the returned inventory to its estimated fair market value. Decreases in SG&A expenses are also attributable to the restructurings in the Packaging Systems and Assembly and Test segments that reduced administrative headcount. These decreases were partially offset by favorable SG&A items in the prior period which included reversals of bad debts reserves from collections on delinquent accounts, 401K forfeitures income, termination of post-retirement plans and the resulting reductions in reserves, decreases in bonus accruals and the reductions in workers compensation reserves. SG&A expenses as a percentage of consolidated net sales increased to 20.4% for the six months of fiscal 2003 from 14.9% for the prior year period, reflecting the above items and the lower sales volume.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 23


Research and development spending, part of SG&A, was $1.4 million for the first six months of fiscal 2003, up slightly from the comparable prior year period. The increase resulted from the introduction of four new products in the first quarter of fiscal 2003.

On December 13, 2002, the Company announced the closure of its Erie, Pennsylvania facility and recorded a $1.7 million restructuring charge as more fully discussed in the quarter to quarter comparison above.

Operating income was a loss of $5.5 million for the six months ended December 29, 2002 versus income of $8.8 million for the six months ended December 23, 2001. Operating margin decreased to a loss of 4.2% in the current year versus 4.7% in the prior year. The following discusses the operating income/loss variances from the prior year comparable period.

Material Processing segment operating income decreased $1.8 million, or 36.7%, to $3.2 million for the six months ended December 29, 2002 from $5.0 million for the prior period. Operating margin decreased to 6.8% in the current period compared to 8.6% in the prior year. Other than the 19.4% drop in sales, the segment's operating income and margins were impacted by the approximate $0.9 million in process and equipment development costs related to Earthshell's biodegradable foam laminate packaging equipment. The prior year period's revenues and operating income were favorably impacted by a project cancellation and resulting payment of a cancellation fee by the customer, which accelerated revenue and profit recognition on this project.

Precision Assembly segment operating income decreased $5.2 million, or 149%, to a loss of $1.7 million for the six months ended December 29, 2002 from income of $3.5 million for the prior period. Operating margin decreased to a loss of 6.3% in the current period compared to 10.2% in the prior year period. Precision Assembly sales were down 21% in the period resulting in increases in unabsorbed manufacturing costs. Operating income for the segment also decreased from the $1.7 million restructuring charge to shutdown its Erie, Pennsylvania facility, additional non-recurring costs of approximately $0.4 million associated with the shutdown and additional project losses of approximately $1.0 million related to several Hansford projects that were assumed by the Precision Assembly segment upon the shutdown of the Hansford facility.

Packaging Systems segment operating income decreased $0.3 million to $0.1 million for the six months ended December 29, 2002 from $0.4 million for the prior period. Operating margin decreased to 0.5% in the current period compared to 2.0% in the prior year period. The decrease is primarily due to the unabsorbed manufacturing overhead costs, a large part of which was due to the transitioning of the Kalish product line into the Leominster, Massachusetts facility. The decrease was partially offset by SG&A savings resulting from the elimination of administrative headcount at Kalish.

Assembly & Test segment operating income decreased $4.5 million, or 254%, to a loss of $2.7 million for the six months ended December 29, 2002 from income of $1.8 million for the prior period. Operating margin decreased to a loss of 6.6% in the current period compared to income of 2.4% in the prior year period. Assembly & Test segment sales were down 44.9% in the period resulting in increases in unabsorbed manufacturing costs. Operating income for the segment also decreased from additional project losses of approximately $0.5 million related to several Hansford projects that were assumed by the Assembly & Test segment upon the shut down of the Hansford facility. Operating margins for the Assembly & Test segment have also declined due to the competitive pricing, particularly in the automotive sector.

The corporate head office operating loss increased $2.4 million to a loss of $4.1 million for the six months ended December 29, 2002 from a loss of $1.7 million for the prior period due to several favorable non-recurring items recorded in the prior year period discussed above in SG&A.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 24


Interest expense decreased $3.4 million to $3.0 million for the six months ended December 29, 2002 versus $6.4 million for the six months ended December 23, 2001. The decrease resulted from the lower outstanding borrowings resulting both from the proceeds from the private placement of common stock on June 20, 2002 and the reductions in working capital throughout fiscal 2002. Dividends on the convertible preferred securities of our wholly-owned subsidiary trust were $0.8 and $2.9 million for the six months ended December 29, 2002 and December 23, 2001, respectively. The lower amount of dividends recorded reflect the restructuring of the convertible trust preferred securities that was completed on June 20, 2002. Dividend expense of $1.6 million is recorded annually on the convertible trust preferred securities, reflecting an approximate effective yield of 4.6% over the life of the securities, after considering the period from April 1, 2002 until July 2, 2004 when distributions are not required to be paid.

The benefit for income taxes for the six months ended December 29, 2002 and December 23, 2001reflects an effective tax rate of approximately 32% and 35%, respectively. The lower effective tax rate in fiscal 2003 reflects an effective federal tax rate of 35% (federal tax benefit), offset by a provision of state taxes, despite book losses.

Net loss was $6.3 million for the six months ended December 29, 2002 compared to $0.3 million for the six months ended December 23, 2001. Basic and diluted loss per share were $0.26 for the six months ended December 29, 2002 compared $0.03 for the six months ended December 23, 2001. Basic and diluted weighted average shares outstanding were approximately 23.6 and 10.4 million shares for the six months ended December 29, 2002 and December 23, 2001, respectively. The increase in weighted average shares outstanding reflects the recapitalization transaction on June 20, 2002, including the private placement of 7.0 million shares of common stock and the conversion of the convertible trust preferred securities into approximately 6.3 million shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $6.7 million for the six months ended December 29, 2002, compared to net cash provided by operating activities of $13.9 million for the six months ended December 23, 2001.

The net cash used primarily resulted from the net loss of $6.3 million. Net increases in working capital balances used operating cash of $2.1 million. The slightly higher working capital balances primarily reflect decreased accrued liabilities largely due to the payments on employee compensation matters in connection with the restructurings across the business segments. Project related working capital has continued to decrease due to the lower volume of projects.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, and the relatively large amounts invoiced and collected by the Company for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the six months ended December 29, 2002, the Company reduced its borrowings under its senior credit facility and other debt agreements by $4.1 million. The proceeds from the Hyannis facility sale-leaseback transaction in June 2002 provided the funding for the paydown in August of $5.0 million of Industrial Revenue Bonds. The cash balance at June 30, 2002 of $18.8 million was used to fund operations and capital expenditures during the first six months of fiscal 2003. The Company spent $2.2 million in capital projects and incurred $0.3 million of financing costs during the six months ended December 29, 2002.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 25


Management anticipates capital expenditures for fiscal 2003 to be in the range of $3.5 to $4.0 million. This includes primarily only recurring replacement or refurbishment of machinery and equipment. Funding for capital expenditures is expected to be provided by cash from operating activities and through the Company's credit facility.

Senior Credit Facility and Preferred Securities

The Company uses borrowings under the senior credit facility to fund working capital requirements and capital expenditures. Borrowings under the senior credit facility are secured by substantially all of the Company's domestic assets. As of December 29, 2002, the senior credit facility consisted of a $68.6 million revolving credit facility and a $6.3 million term credit facility. Of this amount, $54.7 million was outstanding (including $0.9 million in outstanding letters of credit).

As a result of its second quarter financial results, the Company did not meet certain financial covenants under its senior credit facility, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum EBITDA to interest expense ratio and minimum EBITDA. The Company has been operating under a temporary waiver and expects to finalize shortly an amendment to the senior credit facility which will provide a permanent waiver of these covenant defaults and establish new covenant levels for the remainder of the term of the facility. The Company anticipates that this amendment will also reduce the revolving credit line to approximately $60 million from $66 million and increase borrowing rates. Until the Company obtains such permanent waiver, its lenders are entitled to, among other things, accelerate the maturity of the debt outstanding so that it is immediately due and payable. The temporary waiver under the senior credit facility restricts the Company's outstanding borrowings under the revolving line of credit to $53 million. Based on outstanding borrowings as of December 29, 2002 of $48.3 million (including $0.9 million in outstanding letters of credit), the Company had $4.7 million of borrowing availability. If the Company does not obtain a permanent waiver, no further priority advances will be available under the revolving portion of the facility. If the indebtedness is accelerated, the Company will not have sufficient funds to satisfy its obligations and it may not be able to continue its operations as currently anticipated.

At December 29, 2002, interest rates on outstanding indebtedness under the revolving credit facility ranged from 7.75% to 8.0%. The credit facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $0.15 million and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates.

In January 2003, the Company completed the sale of its Packaging Systems segment Leominster, Massachusetts facility after relocating to a new leased facility in Leominster. Proceeds of approximately $1.3 million were used to reduce debt outstanding under the senior credit facility. In January 2003, the Company also entered into an agreement to sell its Precision Assembly segment Erie, Pennsylvania facility. Anticipated net proceeds of approximately $0.9 million will be used to reduce debt outstanding under the senior credit facility. The transaction is expected to close during the third quarter of fiscal 2003.

The Company believes that cash flows from operations, together with available borrowings under its senior credit facility (even if availability is reduced under the revolving credit line to $60 million as discussed above), will be sufficient to meet its currently anticipated working capital, capital expenditures and debt service needs up to July 2, 2004. The Company will need to refinance or extend its senior credit facility in order to satisfy its liquidity needs after July 2, 2004.

The Company also has outstanding $35.0 million of 7.16% convertible preferred securities ("TIDES"). The TIDES represent undivided beneficial ownership interests in the Company's wholly-owned subsidiary trust, DT Capital Trust (the "Trust"), the sole assets of which are the related aggregate principal amount of junior subordinated debentures issued by the Company that the Trust acquired with the proceeds of the TIDES offering. The TIDES are convertible at the option of the holders at any time into shares of DTI common stock at a conversion price of $14.00 per share. Furthermore, the TIDES holders are entitled to receive cash distributions starting July 2, 2004 at an annual rate of 7.16%, payable quarterly in arrears on the last day of each calendar quarter. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($36,203 at December 29, 2002). The TIDES mature on May 31, 2008.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ITEMS 3 AND 4
PAGE 26

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

The Company also has a European credit facility of approximately $4.5 million, of which approximately $1.2 million was outstanding in issued bank guarantees to customers as of December 29, 2002.

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. Backlog by segment for the current and prior year period are as follows:

                                              Backlog as of:
                                     ----------------------------------
                                     December 29,          December 23,
                                         2002                  2001
                                     ------------          ------------

        Material Processing          $       50.9          $       54.0
        Precision Assembly                   13.1                  25.4
        Packaging Systems                    13.6                  16.8
        Assembly and Test                    46.9                  55.2
                                     ------------          ------------
                                     $      124.5          $      151.4
                                     ============          ============

The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of the quoted profit margin on the project. We believe most of the orders in our backlog as of December 29, 2002 will be recognized as sales during fiscal 2003.

We have generated a substantial portion of our net sales from a relatively small number of customers. Our purchase orders typically have a duration of less than 12 months, and, therefore, we do not generally have a multi-year commitment from our significant customers to continue their current level of work with us in the future. The loss of, or reduced orders for products from, one or more of our significant customers could have a material adverse effect on our future operating results if we cannot replace the net sales from purchase orders for those significant customers that are completed or reduced in a given period with additional purchase orders from these or other current or future customers. In addition, a delay in purchase orders from, or completion of projects for, one or more of our significant customers, could have a material adverse impact on our operating results in a particular quarterly period. Our top ten customers for the six months ended December 29, 2002 accounted for $77.4 million, or 58.8% of total sales. The backlog of orders with those ten customers at December 29, 2002 was $70.7 million, most of which we expect to recognize in the remainder of fiscal 2003.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 27


OUTLOOK

The weak economy continues to make forecasting extremely challenging. The Company continues to actively bid numerous projects across all of its product lines. However, customers are still postponing buying decisions, which is having a negative impact on the new business pipeline. The Company did introduce four new products during the first six months of fiscal 2003 as discussed in the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2003. The Company expects these new products to provide a competitive edge in the future and to start generating revenues in the fourth quarter of fiscal 2003.

Due to the Company's current fixed manufacturing costs, acceptable levels of gross profit margins cannot be attained until the Company's backlog returns to a sustainable level of at least $150 million and all of those orders are recognized as sales. The Company is continuing its cost cutting strategy to lower its break even level to its current revenue levels ($60 to $65 million per quarter). Several actions have already been taken which the Company expects to provide savings in the last half of fiscal year 2003. One such action was the Company's announcement to its domestic employees that it will be suspending all Company contributions to the 401(K) plan until further notice. This is expected to provide savings of $0.7 million per quarter. Other cost cutting actions are being considered by the Company.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

See the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. There were no significant updates to the disclosure other than the prepayment in full on August 1, 2002 of the Industrial Revenue Bonds and as a result of covenant defaults under its senior credit facility, the Company is required to classify the long-term portion of its senior credit facility as current.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 28


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes DTI's exposures to market risk during the six months ended December 29, 2002 that would require an update to the disclosures provided in DTI's Form 10-K for the fiscal year ended June 30, 2002.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's President and Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. As the Company completes its integration into 11 operating facilities in the United Kingdom, Germany and in five states in the United States, it will need to continue to upgrade and modify its financial, information and management systems and controls to ensure uniform compliance with corporate procedures and policies and accurate and timely reporting of financial data and required Company disclosure. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 29


ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal and regulatory proceedings, as described in "Part 1, Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Since the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, there have been no material developments in previously reported legal and regulatory proceedings.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", above for a discussion of current covenant defaults under the Company's bank credit facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2002, the Annual Meeting of the Stockholders of DTI was held, at which the election of directors was voted upon. Each of the following nominees received the number of votes set forth opposite his name:

                                                          FOR           WITHHELD
                                                        ----------     -----------
        Class III               William H.T. Bush       12,137,111      1,415,912
        (term expires 2005)     Charles A. Dill         12,137,111      1,415,912
                                Robert C. Lannert       13,369,311        183,712

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            On November 12, 2002, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the three months ended September 29, 2002.

            On December 5, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 5 thereof, containing audited consolidated financial statements for the fiscal years ended June 25, 2000, June 24, 2001 and June 30, 2002 and as of June 24, 2001 and June 30, 2002, to reflect in Notes 10 and 15 thereof the reclassification of all comparable prior period segment information resulting from the Company's change in segment reporting from two segments to four segments.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 30


            On December 16, 2002, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, that the Company will close its Erie, Pennsylvania facility and combine it with its Buffalo Grove, Illinois facility.

            On December 27, 2002, the Company filed, on Form 8-K/A, an amendment to its Current Report on Form 8-K dated December 5, 2002 to include therein the reclassification of the "Segment Financial Data", "Results of Operations", "Backlog" and "Customers" sections contained in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DT INDUSTRIES, INC.

Date: February 12, 2003                  /s/  John M. Casper
                                      -----------------------------------------
                                               (Signature)
                                      John M. Casper
                                      Senior Vice President, Finance and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

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


Date:  February 12, 2003                 /s/ Stephen J. Perkins
                                         -------------------------------------
                                                 (Signature)
                                         Stephen J. Perkins
                                         President and Chief Executive Officer

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


Date:   February 12, 2003                 /s/ John M. Casper
                                          -------------------------------------
                                                 (Signature)
                                          John M. Casper
                                          Senior Vice President - Finance and
                                          Chief Financial Officer