Form 10-Q
period 2003-03-30
DT INDUSTRIES INC
filed 2003-05-14
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended             March 30, 2003
                               ----------------------------------------
Commission File Number:  0-23400



                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      44-0537828
-----------------------------------              -------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)



                  907 West Fifth Street, Dayton, Ohio     45407
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

     Indicate by check mark whether the registrant is an accelerated filer
                 (as defined in Rule 12b-2 of the Exchange Act)

                            Yes         No  X
                               -----      -----

          The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of May 9, 2003 was 23,652,932.

DT INDUSTRIES, INC.

INDEX
PAGE 1

----------------------------------------------------------------------------------------------------

                                                                                            Page
                                                                                           Number

Part I   Financial Information

         Item 1.   Financial Statements

                   Consolidated Balance Sheets at March 30, 2003
                      (unaudited) and June 30, 2002                                            2

                   Consolidated Statement of Operations for the three and
                      nine months ended March 30, 2003 and March
                      24, 2002 (unaudited)                                                     3

                   Consolidated Statement of Changes in Stockholders'
                      Equity for the nine months ended March 30,
                      2003 (unaudited)                                                         4

                   Consolidated Statement of Cash Flows for the nine
                      months ended March 30, 2003 and March
                      24, 2002 (unaudited)                                                     5

                   Notes to Consolidated Financial Statements (unaudited)                   6-15

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  16-29

         Item 3.   Quantitative and Qualitative Disclosures About Market
                      Risk                                                                    29

         Item 4.   Controls and Procedures                                                    29

Part II  Other Information

         Item 1.   Legal Proceedings                                                          30

         Item 3.   Defaults upon Senior Securities                                            30

         Item 6.   Exhibits and Reports on Form 8-K                                           30

Signature

DT INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2

-----------------------------------------------------------------------------------------------------------------

                                                                                    March 30,
                                                                                      2003             June 30,
                                                                                   (Unaudited)           2002
                                                                                   -----------         ---------

ASSETS

Current assets:
     Cash and cash equivalents                                                       $   2,862         $  18,847
     Accounts receivable, net                                                           38,284            54,936
     Costs and estimated earnings in excess of amounts
      billed on uncompleted contracts                                                   27,139            29,288
     Inventories, net                                                                   34,123            26,777
     Prepaid expenses and other                                                         13,226             8,809
                                                                                     ---------         ---------
          Total current assets                                                         115,634           138,657

Property, plant and equipment, net                                                      34,456            37,329

Goodwill                                                                               126,427           125,538

Other assets, net                                                                        5,125             6,886
                                                                                     ---------         ---------
                                                                                     $ 281,642         $ 308,410
                                                                                     =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Senior secured term and revolving credit facility (Note 5)                      $   6,000         $   6,000
     Current portion of other long-term debt                                               142             5,140
     Accounts payable                                                                   18,080            21,049
     Customer advances                                                                  14,188            13,124
     Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                              9,738            12,020
     Accrued liabilities                                                                19,764            29,595
                                                                                     ---------         ---------
          Total current liabilities                                                     67,912            86,928
                                                                                     ---------         ---------
Long-term debt                                                                          47,109            45,381
Other long-term liabilities                                                              2,836             3,285
                                                                                     ---------         ---------
          Total long-term obligations                                                   49,945            48,666
                                                                                     ---------         ---------
Commitments and contingencies (See Note 11)

Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior subordinated
debentures of the Company                                                               36,604            35,401
                                                                                     ---------         ---------

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding
     Common stock, $0.01 par value; 100,000,000 shares authorized; 23,652,932 and
          23,647,932 shares issued and outstanding at March 30, 2003 and
          June 30, 2002, respectively                                                      246               246
     Additional paid-in capital                                                        188,546           188,546
     Accumulated deficit                                                               (36,753)          (25,922)
     Accumulated other comprehensive loss                                               (1,590)           (1,918)
     Unearned portion of restricted stock                                                 (201)             (470)
     Less -
          Treasury stock (988,488 shares at March 30, 2003 and June 30, 2002,
             respectively), at cost                                                    (23,067)          (23,067)
                                                                                     ---------         ---------
          Total stockholders' equity                                                   127,181           137,415
                                                                                     ---------         ---------
                                                                                     $ 281,642         $ 308,410
                                                                                     =========         =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3


--------------------------------------------------------------------------------------------------------------------

                                                Three months ended                        Nine months ended

                                           March 30,         March 24, 2002          March 30,        March 24, 2002
                                             2003              As Restated             2003             As Restated
                                         ------------        --------------        ------------       --------------
Net sales                                $     55,556         $     59,967         $    187,266         $    249,059
Cost of sales                                  46,119               49,714              154,777              200,279
                                         ------------         ------------         ------------         ------------
Gross profit                                    9,437               10,253               32,489               48,780

Selling, general and
   administrative expenses                     13,833               14,086               40,655               42,278

Restructuring charges (Note 10)                   ---                8,508                1,700               10,029
                                         ------------         ------------         ------------         ------------
Operating loss                                 (4,396)             (12,341)              (9,866)              (3,527)

Interest expense, net                           1,856                3,006                4,838                9,371

Accrued dividends on Company-
   obligated, mandatorily
   redeemable convertible
   preferred securities of subsidiary
   DT Capital Trust holding solely
   convertible junior
   subordinated debentures of the
   Company                                        401                1,528                1,203                4,433
                                         ------------         ------------         ------------         ------------
Loss before benefit for
   income taxes                                (6,653)             (16,875)             (15,907)             (17,331)

Benefit for income
   taxes                                       (2,080)              (3,979)              (5,076)              (4,139)
                                         ------------         ------------         ------------         ------------

Net loss                                 $     (4,573)        $    (12,896)        $    (10,831)        $    (13,192)
                                         ============         ============         ============         ============
Net loss per common share:
   Basic                                 $      (0.19)        $      (1.24)        $      (0.46)        $      (1.27)
   Diluted                               $      (0.19)        $      (1.24)        $      (0.46)        $      (1.27)
                                         ============         ============         ============         ============
Weighted average common
 shares outstanding:

      Basic                                23,652,932           10,387,274           23,649,605           10,371,706
      Diluted                              23,652,932           10,387,274           23,649,605           10,371,706
                                         ============         ============         ============         ============

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 30, 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 4

---------------------------------------------------------------------------------------------------------------------------------

                                                                         Accumulated      Unearned
                                             Additional                     other        portion of
                                  Common     paid-in      Accumulated   comprehensive    restricted     Treasury
                                    stock     capital       deficit          loss           stock         stock        Total
                                  -----------------------------------------------------------------------------------------------
Balance, June 30, 2002            $    246   $  188,546  $   (25,922)   $     (1,918)   $       (470)  $  (23,067)  $   137,415

Comprehensive loss:

   Net loss                                                   (10,831)

   Foreign currency translation                                                  328

      Total comprehensive loss
                                                                                                                        (10,503)

Amortization of earned portion
   of restricted stock                                                                           269                        269
                                  -----------------------------------------------------------------------------------------------

Balance, March 30, 2003           $    246   $  188,546  $   (36,753)   $     (1,590)   $       (201)  $  (23,067)  $   127,181
                                  ===============================================================================================



          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5

-----------------------------------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                              March 30,     March 24, 2002
                                                                                2003         As Restated
                                                                              ---------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(10,831)        $(13,192)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
     Depreciation                                                                3,509            4,827
     Amortization                                                                1,771            2,503
     Deferral of dividends on convertible trust preferred securities             1,203            4,433
     Deferred taxes                                                             (3,453)          (3,364)
     Loss on disposal of assets                                                    ---            2,875
     Other                                                                         ---              370
(Increase) decrease in current assets, excluding the
effect of dispositions:
     Accounts receivable                                                        16,713            9,105
     Costs and earnings in excess of amounts billed on uncompleted
       contracts                                                                 2,149           40,908
     Inventories                                                                (7,346)           4,374
     Prepaid expenses and other                                                    419            2,384

Increase (decrease) in current liabilities, excluding the effect of dispositions:
     Accounts payable                                                           (3,031)         (18,286)
     Customer advances                                                           3,972            8,894
     Billings in excess of costs and estimated earnings on uncompleted
      contracts                                                                 (5,191)             ---
     Accrued liabilities and other                                             (10,510)          (3,021)
                                                                              --------         --------
          Net cash provided (used) by operating activities                     (10,626)          42,810
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                            3,131           18,875
     Capital expenditures                                                       (2,658)          (1,673)
                                                                              --------         --------
          Net cash provided  by investing activities                               473           17,202
                                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net paydowns on revolving loans                                              (623)         (53,643)
     Payments on borrowings                                                     (4,958)          (3,896)
     Financing costs                                                              (352)          (3,193)
     Net proceeds from equity transactions                                         ---               35
                                                                              --------         --------
          Net cash used by financing activities                                 (5,933)         (60,697)
                                                                              --------         --------
Effect of exchange rate changes                                                    101              375
                                                                              --------         --------
Net decrease in cash                                                           (15,985)            (310)
Cash and cash equivalents at beginning of period                                18,847            5,505
                                                                              --------         --------

Cash and cash equivalents at end of period                                    $  2,862         $  5,195
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


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

         RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

         As publicly announced on August 6, 2002 (prior to the public announcement of the Company's consolidated financial results for the fiscal year ended June 30, 2002), the Company discovered that it was required to make accounting adjustments to previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as its previously reported unaudited consolidated financial results for the first three quarters of fiscal 2002, due to an overstatement of the balance sheet account entitled costs and estimated earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross profit recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary, located in Erie, Pennsylvania, which was part of the Company's Precision Assembly segment until it was closed in February 2003. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6,486 and increased the aggregate net loss after taxes reported during the impacted periods by $4,216. See Note 13 for the restatement of the three and nine months ended March 24, 2002.

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

         The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with accounting principles generally accepted in the United States. Specifically, the change in goodwill balances between March 30, 2003 and June 30, 2002 is a result of foreign currency translation effects within the Packaging Systems and Assembly & Test segments.

3.       STOCK COMPENSATION PLANS

         In December 2002, the FASB issued Statement of Financial Account Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FAS 123" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

                                                             FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                           -----------------------------    ------------------------------------
                                                            MARCH 30,      MARCH 24, 2002      MARCH 30,          MARCH 24, 2002
                                                             2003           AS RESTATED           2003              AS RESTATED
                                                           ----------     --------------     --------------       --------------

         Net loss                           As reported     $(4,573)       $(12,896)        $    (10,831)        $    (13,192)

                                            Pro forma       $(4,630)       $(12,983)        $    (11,003)        $    (13,453)

         Diluted loss per common share      As reported     $ (0.19)       $  (1.24)        $      (0.46)        $      (1.27)

                                            Pro forma       $ (0.20)       $  (1.25)        $      (0.47)        $      (1.30)


         The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                 FISCAL         FISCAL
                                                  2003           2002
                                               ----------     ----------
         Expected life of options                5 years        5 years
         Risk-free interest rate                  3.17%          4.37%
         Expected volatility of stock               84%            73%
         Expected dividend yield                   0.0%           0.0%

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
--------------------------------------------------------------------------------

4.       ASSET SALES

         For the nine months ended March 24, 2002, the Company sold substantially all of the assets of three divisions. For the nine months ended March 30, 2003, the Company completed two sale/leaseback transactions and sold two other facilities. The following table summarizes certain information regarding these sales:

                                                                                  NET
                                                                                 CASH               GAIN/(LOSS)
            DATE OF SALE                  BUSINESS/FACILITY                    PROCEEDS             ON DISPOSAL
         -------------------    ---------------------------------------    ------------------    ------------------
          For the Nine Months
         Ended March 24, 2002:
         ---------------------
         June 2001              Detroit Tool Metal Products Co.             $       14,250         $      (1,618)
         July 2001              Scheu & Kniss                                        3,939                (6,200)
         October 2001           Hansford Parts and Products                            622                   ---
                                                                           ------------------    ------------------
                                                                            $       18,811         $      (7,818)
                                                                           ==================    ==================
          For the Nine Months
         Ended March 30, 2003:
         ---------------------
         June 2002              Hyannis, Massachusetts                      $        5,493         $      (1,128)
                                (sale/leaseback)
         October 2002           Alcester, England (sale/leaseback)                     679                   ---
         January 2003           Leominster, Massachusetts                            1,300                  (250)
         March 2003             Erie, Pennsylvania                                     850                  (645)
                                                                           ------------------    ------------------
                                                                            $        8,322         $      (2,023)
                                                                           ==================    ==================


         The losses associated with the sale of the three divisions in fiscal 2002 were recognized in fiscal 2001.

         In June 2002, the Company completed a sale/leaseback agreement for the Hyannis, Massachusetts facility and recorded a net loss on disposal of the assets of $1,128. Cash proceeds of approximately $5,493 were used to prepay the outstanding $5,000 of Industrial Revenue Bonds. See Note 4 for additional information.

         In October 2002, the Company completed a sale/leaseback transaction of its Packaging Systems segment Alcester, England facility. The Company received net proceeds of approximately $679.

         In January 2003, the Company completed the sale of its Packaging Systems segment Leominster, Massachusetts facility after relocating to a new leased facility in Leominster. The Company recorded an approximate $250 charge in the third quarter of fiscal 2002 to write-down the Leominster facility to fair market value. Proceeds of approximately $1,300, which approximated book value after the write-down, were used to reduce debt outstanding under the senior credit facility.

         In March 2003, the Company completed the sale of its Precision Assembly segment Erie, Pennsylvania facility. Net proceeds of approximately $850, which approximated book value after the write-down, were used to reduce debt outstanding under the senior credit facility. The Company wrote-down the Erie facility to its fair market value in the second quarter of fiscal 2003 as part of the restructuring charge. See Note 10 for additional information.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

5.       FINANCING

         As of March 30, 2003 and June 30, 2002, current and long-term debt consisted of the following:

                                                                        MARCH 30,              JUNE 30,
                                                                          2003                  2002
                                                                   -------------------    -----------------
         Term and revolving loans under senior secured credit
          facility:
              Term loan                                            $            5,996     $          6,441
              Revolving loans                                                  45,663               44,846
         Other debt                                                             1,592                5,234
                                                                   -------------------    -----------------

                                                                               53,251               56,521
         Less - senior secured credit facility classified as
          current                                                               6,000                6,000
         Less - current portions of other debt                                    142                5,140
                                                                   -------------------    -----------------
              Long-term debt                                       $           47,109     $         45,381
                                                                   ===================    =================

         As a result of covenant defaults, the Company completed an amendment to its senior credit facility on March 7, 2003 which provided a permanent waiver of covenant defaults, established new covenants through the term and reduced the revolving line of credit by $11,044. The amended senior credit facility consists of a $5,996 term loan and a $54,267 revolving loan (as of March 30, 2003) and matures on July 2, 2004.


         The depressed market for capital goods, including our products, has caused the Company in the past to violate financial covenants in its senior credit facility related to earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has received waivers for these defaults. The recent amendment to the Company's senior credit facility sets new financial covenants related to EBITDA beginning in April 2003. If the Company does not see improvements in the overall economy and demand for its products, the Company may not be able to satisfy these covenants in the fourth quarter of fiscal 2003, in which case the Company would again request a waiver from its senior lenders. If the Company does not obtain such a waiver upon a default, its lenders would be entitled to, among other things, accelerate the maturity of the debt outstanding under the senior credit facility so that it is immediately due and payable. In addition, no further borrowings would be available under the revolving portion of the senior credit facility. If the indebtedness is accelerated, the Company will not have sufficient funds to satisfy its obligations and it may not be able to continue its operations as currently anticipated.


         Significant terms of the amended agreement are as follows:

         o $1,500 quarterly scheduled commitment reductions prorated between the term and revolving loan commitments through June 2004;

         o Advances under the revolver and letters of credit issued in excess of $47,134 (priority advances) subject to a monthly asset coverage test comprised of 65% of eligible accounts receivable and 25% of eligible inventory;

         o Interest rates for amounts borrowed under the credit facility are based on Prime Rate plus 4.0% or Eurodollar Rate plus 4.5% for all revolver advances up to $47,134 and Prime Rate plus 4.5% for all priority advances in excess of $47,134. At March 30, 2003, interest rates on outstanding indebtedness were approximately 8.25%;

         o     Monthly and quarterly financial covenants;

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------

         o Commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates; and

         o Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries.

         Based on outstanding revolver borrowings as of March 30, 2003 of $46,586 (including $923 in outstanding letters of credit), the Company had $7,682 of borrowing availability.

         The Company also has a European credit facility of approximately $4,390, of which approximately $1,401 was outstanding in issued bank guarantees to customers as of March 30, 2003.

         On June 26, 2002, the Company completed a sale/leaseback of the facility in Hyannis and repaid the outstanding balance of $5,000 on Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A on August 1, 2002.

 6. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES OR TIDES)

         The conversion price of the $35,000 outstanding TIDES (and the Junior Debentures of the Company held by the DT Capital Trust) is $14.00 per share, distributions on the TIDES payable are not required to be paid from April 1, 2002 until July 2, 2004, and the maturity date of the TIDES is May 31, 2008. Distributions are payable on the TIDES at 7.16% beginning September 2004 through their maturity date of May 31, 2008. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($36,604 at March 30, 2003 and $35,401 at June 30, 2002).

7.       BUSINESS SEGMENTS

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------

         Net sales for the Company's reportable segments consisted of the following:

                                            Three months ended                Nine months ended
                                                          March 24,                         March 24,
                                       March 30,           2002           March 30,           2002
                                         2003          As Restated          2003          As Restated
                                       --------        ------------       --------        -----------
         Net sales
          Material Processing           $17,493          $15,338          $ 64,170          $ 73,231
          Precision Assembly              4,630           13,882            31,622            47,928
          Packaging Systems               9,528            8,808            25,885            29,452
          Assembly & Test                23,905           21,939            65,589            97,656
          Divested businesses               ---              ---               ---               792
                                        -------          -------          --------          --------
            Consolidated total          $55,556          $59,967          $187,266          $249,059
                                        =======          =======          ========          ========

         The reconciliation of segment operating income (loss) to consolidated loss before income taxes consisted of the following:

                                                    Three months ended                  Nine months ended
                                                                  March 24,                             March 24,
                                                 March 30,          2002             March 30,            2002
                                                   2003          As Restated           2003            As Restated
                                                ---------        -----------         --------          -----------
         Material Processing                     $   524           $    736           $  3,689           $  5,737
         Precision Assembly                       (3,865)            (2,228)            (5,560)             1,235
         Packaging Systems                         1,007             (4,098)               932             (3,691)
         Assembly & Test                             227             (5,699)            (2,514)            (3,914)
                                                 -------           --------           --------           --------
            Operating loss
             for reportable segments              (2,107)           (11,289)            (3,453)              (633)
         Operating loss for divested
          businesses                                 ---                ---                ---               (105)
         Corporate                                (2,289)            (1,052)            (6,413)            (2,789)
         Interest expense, net                    (1,856)            (3,006)            (4,838)            (9,371)
         Dividends on Company-
            obligated, mandatorily
            redeemable convertible
            preferred securities of
            subsidiary DT Capital Trust
            holding solely convertible
            junior subordinated
            debentures of the Company               (401)            (1,528)            (1,203)            (4,433)
                                                 -------           --------           --------           --------
               Consolidated loss before
                 income taxes                    $(6,653)          $(16,875)          $(15,907)          $(17,331)
                                                 =======           ========           ========           ========


         The Company sold substantially all of the assets of the remaining division in the Divested Businesses category in October 2001.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12
--------------------------------------------------------------------------------

         Total assets for the Company's reportable segments consisted of the following:

                                                                          AS OF              AS OF
                                                                     MARCH 30, 2003      JUNE 30, 2002
                                                                     --------------      -------------
         Total assets
            Material Processing                                         $  64,205           $  64,061
            Precision Assembly                                             60,677              77,865
            Packaging Systems                                              50,538              53,846
            Assembly & Test                                                89,842              94,266
            Corporate                                                      16,380              18,372
                                                                        ---------           ---------
               Consolidated total                                       $ 281,642           $ 308,410
                                                                        =========           =========


8.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                      MARCH 30, 2003       JUNE 30, 2002
                                                                      --------------       -------------
         Accounts receivable
              Trade receivables                                          $  40,571           $  58,021
              Less - allowance for doubtful accounts                        (2,287)             (3,085)
                                                                         ---------           ---------
                                                                         $  38,284           $  54,936
                                                                         =========           =========
         Costs and estimated earnings in excess of amounts
         billed on uncompleted contracts

              Costs incurred on uncompleted contracts                    $ 157,027           $ 176,781
              Estimated earnings                                            24,557              37,040
                                                                         ---------           ---------
                                                                           181,584             213,821

              Less - Billings to date                                     (164,183)           (196,553)
                                                                         ---------           ---------
                                                                         $  17,401           $  17,268
                                                                         =========           =========
         Included in the accompanying balance sheets:

              Costs and estimated earnings in excess of amounts
                billed                                                   $  27,139           $  29,288
              Billings in excess of costs and estimated earnings            (9,738)            (12,020)
                                                                         ---------           ---------
                                                                         $  17,401           $  17,268
                                                                         =========           =========
         Inventories, net
              Raw materials                                              $  14,439           $  17,575
              Work in process                                               26,962              12,404
              Finished goods                                                 2,679               4,292
              Less - inventory reserves                                     (9,957)             (7,494)
                                                                         ---------           ---------
                                                                         $  34,123           $  26,777
                                                                         =========           =========
         Accrued liabilities
              Accrued employee compensation and benefits                 $   7,657           $  10,258
              Accrued warranty                                               2,640               3,422
              Restructuring accrual                                            758               4,678
              Other                                                          8,709              11,237
                                                                         ---------           ---------
                                                                         $  19,764           $  29,595
                                                                         =========           =========

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13
--------------------------------------------------------------------------------

         The Company capitalizes the initial engineering costs on multiple systems orders and amortizes these costs to systems concurrent with recognition of revenue on such systems. The Company has capitalized $505 as of March 30, 2003 related to the process and equipment development for Earthshell's biodegradable foam laminate packaging equipment.

         The change in the allowance for doubtful accounts during the nine months ended March 30, 2003 resulted primarily from an outstanding receivable balance of $903 being written off against the previously established allowance account following the resolution during the first quarter of fiscal 2003 of a customer lawsuit.

         A summary and roll-forward of the warranty reserves were as follows:

                               Beginning     Expense     Charges     Ending
                                Balance                              Balance
                               ---------     -------     -------     -------

         For the nine months
         ended March 30, 2003
                                $3,422       $1,203      $(1,985)     $2,640

9.       INCOME TAXES

         Management believes that no valuation allowance is necessary for the deferred tax asset related to net operating loss carryforwards of approximately $20,800 as of March 30, 2003. In arriving at that conclusion, the Company considered the impact of deferred tax liabilities and future projected taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of future taxable income are significantly revised.


10.      RESTRUCTURING

         As outlined in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, during fiscal 2002 and 2001, the Company took several actions in connection with a plan to restructure its business operations. The steps included closing manufacturing facilities in Rochester, New York and Montreal, Quebec, and closing leased Packaging Systems sales offices in Toronto, Canada and New Jersey. In addition, the Company transferred its Converting Technologies operation in Bristol, Pennsylvania to Hyannis, Massachusetts, its Assembly and Test
         - Europe fabrication operation in Gawcott, UK to Buckingham, England, and relocated its corporate offices from Springfield, Missouri to Dayton, Ohio. The Company also recorded severance reserves related to certain management changes and workforce reductions at several locations. Substantially all employee terminations have occurred. The Company was able to successfully negotiate an early termination of its Springfield, Missouri office lease and recorded the resulting $200 benefit as a reduction in reserve in the first quarter of fiscal 2003.

         On December 13, 2002, the Company announced the closure of its Erie, Pennsylvania facility (also known as Assembly Machines, Inc.), transferring manufacturing operations and the customer base to its Buffalo Grove, Illinois facility as part of its Precision Assembly segment. The Company completed the shutdown and sold the facility in March 2003. The Company recorded a restructuring charge in December 2002 of $1,700, including severance costs of $627 for the termination of 62 employees. The remaining restructuring charge of $1,073 includes a $1,020 charge to write-down the land and building to the estimated fair market value and $53 for other asset write-offs and non-cancellable office and plant equipment leases.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14
--------------------------------------------------------------------------------

         The following table summarizes the changes in the restructuring accruals during the first nine months of fiscal 2003:

                              Accrued as                    Reclassification/        Cash           Non-Cash         Accrued as
                               of June       Additions to       Reduction         Charges to       Charges to       of March 30,
                              30, 2002          Reserve         in Reserve          Accrual          Accrual            2003
                             ------------   --------------  -----------------    -------------    -------------    --------------
Severance costs                  $1,431          $   627           $   100           $(2,158)      $       ---      $     ---
Future lease costs
   on closed facilities           2,846               53              (200)           (1,552)              ---            758

Asset write-downs                   307            1,020              (300)              ---            (1,027)           ---
Other                                94              ---               ---               (94)              ---            ---
                                 ------          -------           -------           -------       -----------      ---------
                                 $4,678          $ 1,700           $  (400)          $(3,893)      $    (1,027)          $758
                                 ======          =======           =======           =======       ===========      =========

11.      COMMITMENTS AND CONTINGENCIES

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


12.      ACCOUNTING PRONOUNCEMENT

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after June 15, 2003 for variable interest entities created before February 1, 2003. There have been no new variable interest entities created since January 31, 2003 and the Company does not expect there to be a material impact on its future consolidated financial statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 15
--------------------------------------------------------------------------------

13.      RESTATEMENT

         As described in Note 1, the Company's consolidated statement of operations for the three and nine months ended March 24, 2002 has been restated. A comparison of previously reported and restated consolidated statements of operations for these periods is presented below. The impact of the restatement for the three months ended March 24, 2002 was an increase to the Company's net loss of $142, and to the Company's net loss per common share of $0.01. The impact of the restatement for the nine months ended March 24, 2002 was an increase to the Company's net loss of $189, and to the Company's net loss per common share of $0.02.


                                                                         Consolidated Statement of Operations
                                                      -----------------------------------------------------------------------
                                                       Three months ended                       Nine months ended
                                                         March 24, 2002                           March 24, 2002
                                                      -------------------------------        --------------------------------
                                                     As Previously                          As Previously
                                                        Reported         As Restated           Reported          As Restated
                                                      ------------       ------------        ------------        ------------
Net sales                                             $     60,184       $     59,967        $    248,772        $    249,059
Cost of sales                                               49,712             49,714             199,701             200,279
                                                      ------------       ------------        ------------        ------------
   Gross profit                                             10,472             10,253              49,071              48,780
Selling, general and administrative expenses                14,086             14,086              42,278              42,278
Restructuring charges                                        8,508              8,508              10,029              10,029
                                                      ------------       ------------        ------------        ------------
   Operating loss                                          (12,122)           (12,341)             (3,236)             (3,527)
Interest expense                                             3,006              3,006               9,371               9,371

Dividends on Company-obligated,
   mandatorily redeemable convertible
   preferred securities of subsidiary
   DT Capital Trust holding solely
   convertible junior subordinated
   debentures of the Company                                 1,528              1,528               4,433               4,433
                                                      ------------       ------------        ------------        ------------
Loss before benefit for income taxes                       (16,656)           (16,875)            (17,040)            (17,331)

Benefit for income taxes                                    (3,902)            (3,979)             (4,037)             (4,139)
                                                      ------------       ------------        ------------        ------------
Net loss
                                                           (12,754)           (12,896)            (13,003)            (13,192)
                                                      ============       ============        ============        ============
Net loss per common share:
   Basic                                              $      (1.23)      $      (1.24)       $      (1.25)       $      (1.27)
   Diluted                                            $      (1.23)      $      (1.24)       $      (1.25)       $      (1.27)
                                                      ============       ============        ============        ============

Weighted average common shares outstanding:
   Basic                                                10,387,274         10,387,274          10,371,706          10,371,706
   Diluted                                              10,387,274         10,387,274          10,371,706          10,371,706
                                                      ============       ============        ============        ============

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. for the three and nine months ended March 30, 2003 compared to the three and nine months ended March 24, 2002. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

See "Item 1. Business. Markets and Products" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 for a description of the products and markets of our four segments - Material Processing, Precision Assembly, Packaging Systems and Assembly and Test.

The continued depressed market demand for capital goods, including our products, has negatively impacted our level of order intake and corresponding revenues and operating profits across our four business segments. If improvements in the overall economy and demand for our products are not forthcoming in the near future, our future operating results will continue to be negatively affected. This may result in us not being able to project adequate cash flow to support the goodwill balance recorded on our balance sheet. If this situation arises, we may be required to record, possibly in the fourth quarter of fiscal 2003, an impairment of our goodwill.

Almost all of our net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. We also derive net sales from the sale of spare and replacement parts and from servicing installed equipment and systems. We recognize revenue under the percentage of completion method or upon delivery and acceptance in accordance with SAB 101.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

Certain information contained in this report, including, without limitation, the information appearing under the captions "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements comprising all statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words "will", "believe", "expect", "should", "estimates" and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the amount and availability of, and our ability to comply with restrictions and covenants relating to, our indebtedness under our senior credit facility, our ability to achieve anticipated savings from our corporate restructuring and cost reduction initiatives, our ability to upgrade and modify our financial, information and management systems and controls to manage our operations on an integrated basis and report our results, continued economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, customer demand for new products and applications, the loss of a key customer, excess product warranty expenses, significant restructuring or other special non-recurring charges, foreign currency exchange rate fluctuations, changes in interest rates, increased inflation, collectibility of past due customer receivables, and any adverse impact of restating our historical financial statements, including any proceedings relating to the restatement. See "Risk Factors" in our Prospectus dated January 14, 2003, as filed with the SEC, for a description of these and other risks, uncertainties and factors.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

RECENT RESTATEMENT OF HISTORICAL FINANCIAL RESULTS

As publicly announced on August 6, 2002 (prior to the public announcement of our consolidated financial results for the fiscal year ended June 30, 2002), we discovered that we were required to make accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, as well as our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002, due to an overstatement of the balance sheet account entitled costs and estimating earnings in excess of amounts billed on uncompleted contracts ("CIE"). The CIE balance is comprised of estimated gross margins recognized to date plus actual work-in-process costs incurred to date less billings/deposits to date. The overstatement of CIE occurred at our Assembly Machines, Inc. ("AMI") subsidiary, located in Erie, Pennsylvania, which was part of our Precision Assembly segment until being closed in February 2003. This CIE overstatement resulted in a corresponding understatement of cost of sales because CIE represents project costs that have been expended, but are still available to be billed; therefore, the overstatement in CIE included available to bill amounts that should have been expensed to cost of sales in prior periods. The cumulative amount of the accounting adjustments increased the aggregate pre-tax loss reported during the impacted periods by $6.5 million and increased the aggregate net loss after taxes reported during the impacted periods by $4.2 million. Our restated consolidated statement of operations for the three and nine months ended March 24, 2002 is included in Note 13 to our consolidated financial statements included herein.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in our consolidated statement of operations:

                                                  Three months ended                Nine months ended
                                              ----------------------------       ---------------------------
                                                                March 24,                          March 24,
                                               March 30,          2002            March 30,          2002
                                                 2003          As Restated          2003         As Restated
                                              (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
                                              -----------      -----------       -----------     -----------
Net sales                                         100.0%           100.0%           100.0%           100.0%
Cost of sales                                      83.0             82.9             82.7             80.4
                                                --------         --------         --------         --------
Gross profit                                       17.0             17.1             17.3             19.6
Selling, general and
   administrative expenses                         24.9             23.5             21.7             17.0
Restructuring charges                             ---               14.2              0.9              4.0
                                                --------         --------         --------         --------
Operating income (loss)                            (7.9)           (20.6)            (5.3)            (1.4)
Interest expense                                    3.3              5.0              2.6              3.8
Dividends on Company-obligated,
   mandatorily redeemable
   convertible preferred securities of
   subsidiary DT Capital Trust                      0.7              2.5              0.6              1.8
                                                --------         --------         --------         --------
Loss before benefit for income
   taxes                                          (11.9)           (28.1)            (8.5)            (7.0)
Benefit for income taxes                           (3.7)            (6.6)            (2.7)            (1.7)
                                                --------         --------         --------         --------
Net loss                                           (8.2)%          (21.5)%           (5.8)%           (5.3)%
                                                ========         ========         ========         ========


                        THREE MONTHS ENDED MARCH 30, 2003
           COMPARED TO THREE MONTHS ENDED MARCH 24, 2002 (AS RESTATED)

Consolidated net sales for the three months ended March 30, 2003 were $55.6 million, a decrease of $4.4 million, or 7.4%, from $60.0 million for the three months ended March 24, 2002.

Net sales by segment were as follows (in millions):

                                       Three Months Ended
                         ------------------------------------------------
                                                               Increase
                         March 30, 2003  March 24, 2002       (Decrease)
                         --------------  --------------      ------------
Material Processing       $      17.5      $     15.3         $     2.2
Precision Assembly                4.7            13.9              (9.2)
Packaging Systems                 9.5             8.8               0.7
Assembly & Test                  23.9            22.0               1.9
                         --------------   ------------       ------------
Total                     $      55.6      $     60.0         $    (4.4)
                         ==============   ============       ============

The increase in Material Processing segment sales primarily reflects an unusually low sales level in the prior year quarter caused by a project cancellation. The current year quarter primarily reflects an increase in sales to the appliance industry and an increase in sales related to the segment's process and equipment development for Earthshell's biodegradable foam laminate packaging equipment. We expect to deliver the first Earthshell machine during the fourth quarter of fiscal 2003 or early in the first quarter of fiscal 2004.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------

The Precision Assembly segment is substantially dependent on its core electronics market. Our projects in backlog within the electronics market have been delayed and future opportunities are currently uncertain. Sales of electronics related systems in the third quarter accounted for 49% of total segment sales for the quarter. We continue to pursue a number of opportunities with new customers and have recently developed several new products/technologies that we hope will generate future business for this segment.

In the Packaging Systems segment, we recognized increased sales in the quarter primarily reflecting a strong shipping quarter. We expect sales in the fourth quarter to be lower than the third quarter of FY2003 reflecting the softness in the pharmaceutical market, the continued consolidation of companies within the pharmaceutical industry and the lower number of new pharmaceuticals being released to the market.

The Assembly & Test segment, which primarily serves the automotive, truck and heavy equipment market, has experienced market softness for the last 24 months. The current quarter reflects higher sales compared to an unusually low prior year quarter that resulted from the substantial completion of a large diesel engine assembly, test and material handling system in the prior year.

Gross profit decreased by $0.8 million, or 8.0%, to $9.4 million for the three months ended March 30, 2003 versus $10.2 million for the three months ended March 24, 2002. The gross margin decreased slightly to 17.0% in the third quarter of fiscal 2003 from 17.1% in the third quarter of fiscal 2002. Gross profit and margins continue to be impacted by reduced volumes and under-absorption of overhead costs across all of the segments, the development costs on the Earthshell packaging systems, and the non-recurring costs associated with transitioning the Kalish and AMI product lines.

Selling, general and administrative (SG&A) expenses were $13.8 million for the three months ended March 30, 2003, a decrease of $0.3 million, or 1.8%, compared to $14.1 million for the three months ended March 24, 2002. The decrease does not fully reflect the substantial cost cutting that we have recently completed, the benefits of which we expect to obtain in the fourth quarter of fiscal 2003. The current quarter reflects increased legal and professional fees related to the amendment to the senior credit facility and our recent restatement of historical financial results and public filings associated with the recapitalization. This increase partially offsets the decrease in SG&A expenses attributable to the restructurings across segments that reduced administrative headcount. In addition, SG&A for the prior year quarter was lower due to several non-recurring favorable items. The favorable SG&A items in the prior period included termination of post-retirement plans and the resulting reductions in reserves and the favorable settlement of contingencies related to asset divestitures. SG&A expenses as a percentage of consolidated net sales increased to 24.9% in the third quarter of fiscal 2003 from 23.5% in the third quarter of fiscal 2002, reflecting the above items and the lower sales volume.

Research and development spending, part of SG&A, was $0.3 million in the third quarter of fiscal 2003, down $0.7 million from the comparable prior year period. The decrease resulted from completing research and development for four new products that were introduced in the first quarter of fiscal 2003, for which R&D expenditures were made in the comparable prior year period.

Operating losses were $4.4 million for the three months ended March 30, 2003 versus $12.3 million for the three months ended March 24, 2002.

Material Processing segment operating income decreased $0.2 million, or 28.8%, to $0.5 million for the three months ended March 30, 2003 from $0.7 million for the prior period. This segment's operating margin decreased to 3.0% in the current quarter compared to 4.8% in the prior year quarter. The segment's operating income and margins for the third quarter of fiscal 2003 were negatively impacted by process and equipment development costs related to Earthshell's biodegradable foam laminate packaging equipment.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21
--------------------------------------------------------------------------------

Precision Assembly segment operating losses increased $1.7 million to $3.9 million for the three months ended March 30, 2003 from $2.2 million for the prior period. This segment's operating margin increased to a loss of 83.5% in the current quarter compared to 16.0% in the prior year quarter. Precision Assembly sales were down 66.6% in the quarter resulting in increases in unabsorbed manufacturing costs.

Packaging Systems segment recorded operating income of $1.0 million in the third quarter, an increase of $5.1 million from the loss of $4.1 million in the third quarter of the prior year. The prior year loss reflects $3.4 million of restructuring charges primarily related to the shutdown of the Montreal, Quebec (Kalish) facility. The improvement is primarily the result of the SG&A savings resulting from the shutdown of the Montreal, Quebec (Kalish) facility and the strong shipping quarter in the third quarter of fiscal 2003.

Assembly & Test segment operating income increased $5.9 million to income of $0.2 million for the three months ended March 30, 2003 from a loss of $5.7 million for the prior period. The prior year loss reflects $3.3 million of restructuring charges primarily related to the shutdown of the Rochester, New York (Hansford) facility. The improvement in operating income for the segment can be attributed to improved project performance, with the prior year being impacted by a few problem projects. Operating margins for the Assembly & Test segment improved to 0.9% from a loss of 26.0%.

The corporate head office expenses were $2.3 million for the three months ended March 30, 2003 compared to $1.1 million for the prior period due to several favorable non-recurring items recorded in the prior year period discussed above in SG&A.

Interest expense decreased $1.2 million to $1.9 million for the three months ended March 30, 2003 versus $3.0 million for the three months ended March 24, 2002. The decrease resulted from the lower outstanding borrowings resulting both from the proceeds from the private placement of common stock on June 20, 2002 and the reductions in working capital throughout fiscal 2002. Funded debt has been reduced from $75.9 million at March 24, 2002 to $53.3 million at March 30, 2003. Dividends on the convertible preferred securities of our wholly-owned subsidiary trust were $0.4 and $1.5 million for the three months ended March 30, 2003 and March 24, 2002, respectively. The lower amount of dividends recorded reflect the restructuring of the convertible trust preferred securities that was completed on June 20, 2002. Dividend expense of $1.6 million is recorded annually on the convertible trust preferred securities, reflecting an approximate effective yield of 4.6% over the life of the securities, after considering the period from April 1, 2002 until July 2, 2004 when distributions are not required to be paid.

The benefit for income taxes for the three months ended March 30, 2003 and March 24, 2002 reflects an effective tax rate of approximately 31% and 24%, respectively. The higher effective tax rate in fiscal 2003 reflects an effective federal tax rate of 35% (federal tax benefit), offset by a provision of state taxes, despite consolidated book losses. Management believes that no valuation allowance is necessary for the deferred tax asset related to net operating loss carryforwards of approximately $20.8 million as of March 30, 2003. In arriving at that conclusion, we considered the impact of deferred tax liabilities and future projected taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of future taxable income are significantly revised.

Net loss was $4.6 million for the three months ended March 30, 2003 compared to $12.9 million for the three months ended March 24, 2002. Basic and diluted loss per share were $0.19 for the three months ended March 30, 2003 compared to $1.24 for the three months ended March 24, 2002. Basic and diluted weighted average shares outstanding were approximately 23.7 and 10.4 million shares for the three months ended March 30, 2003 and March 24, 2002, respectively. The increase in weighted average shares outstanding reflects the recapitalization transaction on June 20, 2002, including the private placement of 7.0 million shares of common stock and the conversion of convertible trust preferred securities into approximately 6.3 million shares of common stock.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22
--------------------------------------------------------------------------------

                        NINE MONTHS ENDED MARCH 30, 2003
           COMPARED TO NINE MONTHS ENDED MARCH 24, 2002 (AS RESTATED)

Consolidated net sales for the nine months ended March 30, 2003 were $187.3 million, a decrease of $61.8 million, or 24.8%, from $249.1 million for the nine months ended March 24, 2002.

Net sales by segment were as follows (in millions):

                                             Nine Months Ended
                               -------------------------------------------------
                                                                     Increase
                                March 30, 2003    March 24, 2002    (Decrease)
                               ---------------   ---------------   -------------
Material Processing            $      64.2        $       73.2      $     (9.0)
Precision Assembly                    31.6                47.9           (16.3)
Packaging Systems                     25.9                29.5            (3.6)
Assembly & Test                       65.6                97.7           (32.1)
Divested businesses                    ---                 0.8            (0.8)
                               ---------------   ---------------   -------------
Total                          $     187.3        $      249.1      $    (61.8)
                               ===============   ===============   =============

The decrease in Material Processing segment sales primarily reflects a $9.4 million decrease in sales to a consumer products company and a $7.9 million decrease in sales to a significant tire manufacturer related to the completion of projects during fiscal 2002. The Material Processing segment was able to replace a portion of the sales with new sales to the appliance industry and a number of new projects with new and repeat customers.

The Precision Assembly segment is substantially dependent on its core electronics market. Our projects in backlog within the electronics market have been delayed and future opportunities are currently uncertain. Sales of electronics related systems for the nine months ended March 30, 2003 accounted for 80% of total segment sales for the nine months.

Sales of the Material Processing and Precision Assembly segment were impacted in the first quarter of fiscal 2003 by our failure to get customer acceptance on a project. We settled with this customer and agreed to refund an agreed upon cash amount. We reversed percentage of completion sales recognized to date ($0.9 million for the Material Processing segment and $0.7 million for the Precision Assembly segment) and recorded the assembly and plastics packaging system in inventory at its estimated fair market value. The estimated loss resulting from the settlement with the customer of $1.1 million was recorded in the fourth quarter of fiscal 2002. We negotiated a more favorable settlement than originally estimated resulting in a $0.3 million recovery in the first quarter of fiscal 2003.

In the Packaging Systems segment, we resolved a lawsuit with a customer in the first quarter of fiscal 2003 which resulted in the customer returning a packaging system to us and receiving a full refund of progress payments. As a result, we reversed percentage of completion sales recognized to date of $1.4 million pertaining to this system during the first quarter of fiscal 2003. We established a full reserve for this lawsuit in fiscal 2002. Sales were also negatively impacted by the integration of the Montreal, Canada and Leominster, Massachusetts facilities into a new Leominster, Massachusetts facility.

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

Gross profit decreased by $16.3 million, or 33.4%, to $32.5 million for the nine months ended March 30, 2003 versus $48.8 million for the nine months ended March 24, 2002. The gross margin decreased to 17.3% for the nine months of fiscal 2003 from 19.6% for the nine months of fiscal 2002. Gross profit and margins continue to be impacted by reduced volumes and under-absorption of overhead costs across all of the segments, the incremental project costs related to several Hansford projects that were assumed by the Precision Assembly and Assembly & Test segments upon the shutdown of the Hansford facility, the development costs on the Earthshell packaging systems, and the non-recurring costs associated with transitioning the Kalish and AMI product lines associated with those facility shutdowns.

Selling, general and administrative (SG&A) expenses were $40.7 million for the nine months ended March 30, 2003, a decrease of $1.6 million, or 3.8%, compared to $42.3 million for the nine months ended March 24, 2002. In connection with the customer lawsuit resolution referenced above and resulting return of a Packaging Systems segment sale, we reversed a previously recorded bad debt expense of approximately $0.9 million in the first quarter of fiscal 2003. We recorded the return of product as a reversal of sales, cost of sales and SG&A, and recorded the returned inventory to its estimated fair market value. The decrease in SG&A does not fully reflect the substantial cost cutting that we have completed particularly in the restructurings of the Packaging Systems and Assembly and Test segments that reduced administrative headcount. The current year reflects increased legal and professional fees related to the amendment to the senior credit facility and our recent restatement of historical financial results and public filings associated with the recapitalization. In addition, SG&A for the prior year was lower due to several non-recurring favorable items. The favorable SG&A items in the prior period included reversals of bad debts reserves from collections on delinquent accounts, 401K forfeitures income, termination of post-retirement plans and the resulting reductions in reserves, decreases in bonus accruals and reductions in workers compensation reserves. SG&A expenses as a percentage of consolidated net sales increased to 21.7% for the nine months of fiscal 2003 from 17.0% for the prior year period, reflecting the above items and the lower sales volume.

Research and development spending, part of SG&A, was $1.7 million for the nine months of fiscal 2003, down $0.6 million from the comparable prior year period. The decrease resulted from completing research and development for four new products that were introduced in the first quarter of fiscal 2003, for which substantial R&D expenditures were made in the comparable prior year period.


On December 13, 2002, we announced the closure of our Erie, Pennsylvania facility (also known as Assembly Machines, Inc.), transferring manufacturing operations and the customer base to our Buffalo Grove, Illinois facility as part of our Precision Assembly segment. We completed the shutdown in the third quarter and completed the sale of the facility in March 2003. We recorded a restructuring charge in December 2002 of $1.7 million, including severance costs of $0.6 million for the termination of 62 employees. The remaining restructuring charge of $1.1 million included a $1.0 million charge to write-down the land and building to the estimated fair market value and $0.1 million for other asset write-offs and non-cancellable office and plant equipment leases.

For the nine months ended March 24, 2002, restructuring charges totaled $10.0 million. The $10.0 million restructuring charge was comprised of the following components:

     o $4.5 million of severance costs associated with management changes and workforce reductions;

     o $2.0 million in idle facility costs primarily from the closure of the Rochester, New York, and Gawcott, United Kingdom facilities as well as the combination of the Montreal, Canada and Leominster, Massachusetts manufacturing facilities, the Bristol, Pennsylvania and Hyannis, Massachusetts manufacturing facilities and the combination of the Swiftpack and King facilities in the United Kingdom;

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 24
--------------------------------------------------------------------------------

     o $2.9 million of asset write-downs to record the assets to be disposed of at net realizable value; and

     o    $0.6 million of other charges.

Operating loss was $9.9 million for the nine months ended March 30, 2003 versus $3.5 million for the nine months ended March 24, 2002. Operating margin decreased to a loss of 5.3% in the current year versus 1.4% in the prior year. The following discusses the operating income/loss variances from the prior year comparable period.

Material Processing segment operating income decreased $2.0 million, or 35.7%, to $3.7 million for the nine months ended March 30, 2003 from $5.7 million for the prior period. Operating margin decreased to 5.7% in the current year compared to 7.8% in the prior year. Other than the 12.4% drop in sales, the segment's operating income and margins were impacted by the process and equipment development costs related to Earthshell's biodegradable foam laminate packaging equipment. The prior year period's revenues and operating income were favorably impacted by a project cancellation and resulting payment of a cancellation fee by the customer, which accelerated revenue and profit recognition on the project.

Precision Assembly segment operating income decreased $6.8 million to a loss of $5.6 million for the nine months ended March 30, 2003 from operating income of $1.2 million for the prior period. Operating margin decreased to a loss of 17.6% in the current year compared to income of 2.6% in the prior year. Precision Assembly sales were down 34.0% in the period resulting in increases in unabsorbed manufacturing costs. Operating income for the segment also decreased due to the $1.7 million restructuring charge to shutdown our Erie, Pennsylvania facility, additional non-recurring costs of approximately $0.4 million associated with the shutdown and additional project losses of approximately $2.2 million related to several Hansford projects that were assumed by the Precision Assembly segment upon the shutdown of the Hansford facility.

Packaging Systems segment recorded operating income of $0.9 million for the nine months ended March 30, 2003, an increase of $4.6 million, or 125%, from the loss of $3.7 million in the prior year. Operating margin increased to 3.6% in the current year compared to a loss of 12.5% in the prior year period. The prior year loss reflects $3.4 million of restructuring charges primarily related to the shutdown of the Montreal, Quebec (Kalish) facility. The improvement is also a result of the SG&A savings resulting from the shutdown of the Montreal, Quebec (Kalish) facility and the strong shipping quarter in the third quarter of fiscal 2003.

Assembly & Test segment operating loss decreased $1.4 million, or 35.8%, to $2.5 million for the nine months ended March 30, 2003 from $3.9 million for the prior period. The prior year loss reflects $3.3 million of restructuring charges primarily related the shutdown of the Rochester, New York (Hansford) facility. Operating margin decreased to a loss of 3.8% in the current period compared to 4.0% in the prior year period. Assembly & Test segment sales were down 32.8% in the period resulting in increases in unabsorbed manufacturing costs and lower leverage on SG&A expenses. Operating income for the segment also decreased from additional project losses of approximately $1.0 million related to several Hansford projects that were assumed by the Assembly & Test segment upon the shutdown of the Hansford facility. Operating margins for the Assembly & Test segment have also declined due to the competitive pricing, particularly in the automotive sector.

The corporate head office expenses increased $3.6 million to $6.4 million for the nine months ended March 30, 2003 from $2.8 million for the prior period due to approximately $4.0 million in several favorable non-recurring items recorded in the prior year period discussed above in SG&A. We incurred increased legal and professional fees in the current year related to the amendment to the senior credit facility, the recent restatement of historical financial results and the public filings associated with the recapitalization.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 25
--------------------------------------------------------------------------------

Interest expense decreased $4.5 million to $4.8 million for the nine months ended March 30, 2003 versus $9.4 million for the nine months ended March 24, 2002. The decrease resulted from the lower outstanding borrowings resulting both from the proceeds from the private placement of common stock on June 20, 2002 and the reductions in working capital throughout fiscal 2002. Dividends on the convertible preferred securities of our wholly-owned subsidiary trust were $1.2 million and $4.4 million for the nine months ended March 30, 2003 and March 24, 2002, respectively. The lower amount of dividends recorded reflect the restructuring of the convertible trust preferred securities that was completed on June 20, 2002. Dividend expense of $1.6 million is recorded annually on the convertible trust preferred securities, reflecting an approximate effective yield of 4.6% over the life of the securities, after considering the period from April 1, 2002 until July 2, 2004 when distributions are not required to be paid.

The benefit for income taxes for the nine months ended March 30, 2003 and March 24, 2002 reflects an effective tax rate of approximately 32% and 24%, respectively. The higher effective tax rate in fiscal 2003 reflects an effective federal tax rate of 35% (federal tax benefit), offset by a provision of state taxes, despite consolidated book losses.

Net loss was $10.8 million for the nine months ended March 30, 2003 compared to $13.2 million for the nine months ended March 24, 2002. Basic and diluted loss per share were $0.46 for the nine months ended March 30, 2003 compared to $1.27 for the nine months ended March 24, 2002. Basic and diluted weighted average shares outstanding were approximately 23.6 and 10.4 million shares for the nine months ended March 30, 2003 and March 24, 2002, respectively. The increase in weighted average shares outstanding reflects the recapitalization transaction on June 20, 2002, including the private placement of 7.0 million shares of common stock and the conversion of convertible trust preferred securities into approximately 6.3 million shares of common stock.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used by operating activities was $10.6 million for the nine months ended March 30, 2003, compared to net cash provided by operating activities of $42.8 million for the nine months ended March 24, 2002.

The net cash used primarily resulted from the net loss of $10.8 million. Net increases in working capital balances used operating cash of $2.8 million. The slightly higher working capital balances primarily reflect decreased accrued liabilities largely due to the payments on employee compensation matters in connection with the restructurings across the business segments. Project related working capital has continued to decrease due to the lower volume of projects and our working capital programs aimed at reducing inventories, collecting receivables and negotiating better payment terms.

Working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, and the relatively large amounts invoiced and collected by us for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

During the nine months ended March 30, 2003, we reduced our borrowings under our senior credit facility and other debt agreements by $5.6 million. The proceeds from the Hyannis facility sale-leaseback transaction in June 2002 provided the funding for the paydown in August of $5.0 million of Industrial Revenue Bonds. The cash balance at June 30, 2002 of $18.8 million was used to fund operations and capital expenditures during the first nine months of fiscal 2003. We spent $2.7 million in capital projects and incurred $0.4 million of financing costs during the nine months ended March 30, 2003.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 26
--------------------------------------------------------------------------------

Management anticipates capital expenditures for fiscal 2003 to be in the range of $3.5 to $4.0 million. This includes primarily only recurring replacement or refurbishment of machinery and equipment. Funding for capital expenditures is expected to be provided by cash from operating activities and through our credit facility.

Senior Credit Facility and Preferred Securities

As a result of covenant defaults, we completed an amendment to our senior credit facility on March 7, 2003 which provided a permanent waiver of covenant defaults, established new covenants through the term and reduced the revolving line of credit by approximately $11.0 million. The amended senior credit facility consists of an approximate $6.0 term loan and an approximate $54.3 revolving loan (as of March 30, 2003) and matures on July 2, 2004.

We use borrowings under the senior credit facility to fund working capital requirements and capital expenditures. Borrowings under the senior credit facility are secured by substantially all of our domestic assets. Of the revolving line of credit, $46.6 million was outstanding (including $0.9 million in outstanding letters of credit) at March 30, 2003.

The depressed market for capital goods, including products, has caused us in the past to violate financial covenants in our senior credit facility related to earnings before interest, taxes, depreciation and amortization (EBITDA). We have received waivers for these defaults. The recent amendment to our senior credit facility sets new financial covenants related to EBITDA beginning in April 2003. If we do not see improvements in the overall economy and demand for our products, we may not be able to satisfy these covenants in the fourth quarter of fiscal 2003, in which case we would again request a waiver from our senior lenders. If we do not obtain such a waiver upon a default, our lenders would be entitled to, among other things, accelerate the maturity of the debt outstanding under the senior credit facility so that it is immediately due and payable. In addition, no further borrowings would be available under the revolving portion of the senior credit facility. If the indebtedness is accelerated, we will not have sufficient funds to satisfy our obligations and may not be able to continue operations as currently anticipated.

At March 30, 2003, interest rates on outstanding indebtedness under the revolving credit facility were approximately 8.25%. The credit facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $0.15 million and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates.

In January 2003, we completed the sale of our Packaging Systems segment Leominster, Massachusetts facility after relocating to a new leased facility in Leominster. Proceeds of approximately $1.3 million were used to reduce debt outstanding under the senior credit facility. In March 2003, we completed the sale of our Precision Assembly segment Erie, Pennsylvania facility. Proceeds of approximately $0.9 million were used to reduce debt outstanding under the senior credit facility.

We believe that cash flows from operations, together with available borrowings under our senior credit facility will be sufficient to meet our currently anticipated working capital, capital expenditures and debt service needs up to July 2, 2004. We will need to refinance or extend our senior credit facility in order to satisfy our liquidity needs after July 2, 2004. If we are not able to refinance or extend our senior credit facility and the indebtedness becomes due on July 2, 2004, we will not have sufficient funds to satisfy our obligations and we may not be able to continue our operations as currently anticipated.

In April 2003, we filed our fiscal 2002 tax returns, received a refund of approximately $11.0 million and used the refund to pay down our senior credit facility. The tax positions taken by us are expected to be reviewed by the Internal Revenue Service and the ultimate outcome cannot be determined currently. We have not recorded any tax benefits related to the refunds and will not record any benefits until such time that we receive some agreement from the Internal Revenue Service. Our current credit facility requires that all tax refunds received be used to reduce the term loan and revolving line of credit. We are in discussion with our senior lenders to modify the amount of the commitment reduction required from the tax refunds received.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 27
--------------------------------------------------------------------------------

We also have outstanding $35.0 million of 7.16% convertible preferred securities ("TIDES"). The TIDES represent undivided beneficial ownership interests in our wholly-owned subsidiary trust, DT Capital Trust (the "Trust"), the sole assets of which are the related aggregate principal amount of junior subordinated debentures issued by us that the Trust acquired with the proceeds of the TIDES offering. The TIDES are convertible at the option of the holders at any time into shares of our common stock at a conversion price of $14.00 per share. Furthermore, the TIDES holders are entitled to receive cash distributions starting July 2, 2004 at an annual rate of 7.16%, payable quarterly in arrears on the last day of each calendar quarter. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($36,604 at March 30, 2003). The TIDES mature on May 31, 2008.

We have guaranteed the payment of distributions and payments on liquidation of the Trust or redemption of the TIDES. Through this guarantee, our junior subordinated debentures, the debentures' indenture and the Trust's declaration of trust, taken together, we have fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the TIDES. Thus, while the TIDES are not included in liabilities for financial reporting purposes and instead appear in the consolidated balance sheet between liabilities and stockholders' equity, they represent obligations of us.

We also have a European credit facility of approximately $4.4 million, of which approximately $1.4 million was outstanding in issued bank guarantees to customers as of March 30, 2003.

BACKLOG

Our backlog is based upon customer purchase orders that we believe are firm. Backlog by segment for the current and prior year period are as follows:

                                             Backlog as of:
                         -------------------------------------------------------
                         March 30, 2003       June 30, 2002       March 24, 2002
                         --------------      --------------       --------------
Material Processing       $       55.0         $       54.8         $     50.5
Precision Assembly                 7.9                 24.7               26.9
Packaging Systems                  9.2                 15.0               18.3
Assembly and Test                 44.2                 48.3               51.5
                          -------------      ---------------      --------------
                          $      116.3         $      142.8         $    147.2
                          ============         ============       ==============

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 28
--------------------------------------------------------------------------------

We have generated a substantial portion of our net sales from a relatively small number of customers. Our purchase orders typically have a duration of less than 12 months, and, therefore, we do not generally have a multi-year commitment from our significant customers to continue their current level of work with us in the future. The loss of, or reduced orders for products from, one or more of our significant customers could have a material adverse effect on our future operating results if we cannot replace the net sales from purchase orders for those significant customers that are completed or reduced in a given period with additional purchase orders from these or other current or future customers. In addition, a delay in purchase orders from, or completion of projects for, one or more of our significant customers, could have a material adverse impact on our operating results in a particular quarterly period. Our top ten customers for the nine months ended March 30, 2003 accounted for $92.6 million, or 49.4% of total sales. The backlog of orders with those ten customers at March 30, 2003 was $60.4 million, or 51.9% of total backlog.

OUTLOOK

The weak economy continues to make forecasting extremely challenging. We continue to actively bid numerous projects across all of our product lines. However, customers are still postponing buying decisions, which is having a negative impact on the new business pipeline. We experienced an increase in orders in March and April of 2003 compared to recent months orders and expect orders for the fourth quarter of fiscal 2003 to exceed the $55.0 to $60.0 million quarterly order rate experienced the past few quarters.

We introduced several new products during the first nine months of fiscal 2003 (some of which were discussed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2003). Our Material Processing segment will be introducing its PortaSep Centrifugal Immissible Fluid Separator at the upcoming 2003 NDIA - U.S. Coast Guard Innovative Expo in May 2003. We expect these new products to provide a competitive edge in the future and to start generating revenues in the fourth quarter of fiscal 2003.

Due to our current fixed manufacturing costs, acceptable levels of gross profit margins cannot be attained until our backlog returns to a sustainable level of at least $150 million and all of those orders are recognized as sales. We are continuing our cost cutting strategy to lower our break even level to revenue levels of $60 to $65 million per quarter. We established cost cutting goals across all segments with the ultimate objective of cutting $1.0 million in indirect costs per month. In March 2003, we announced to our domestic employees that we would be suspending all of our contributions to the 401(K) plan until further notice. This is expected to provide savings of $0.7 million per quarter. Company-wide salary reductions were implemented in March 2003 as one method to achieving these cost cutting goals,including 15% salary reductions for executive officers.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

In general, our business is not subject to seasonal variations in demand for its products. However, because orders for certain of our products can be several million dollars, a relatively limited number of orders can constitute a meaningful percentage of our revenue in any one quarterly period. As a result, a relatively small reduction or delay in the number of orders can have a material impact on the timing of recognition of our revenues. Certain of our revenues are derived from fixed price contracts. To the extent that original cost estimates prove to be inaccurate, profitability from a particular contract may be adversely affected. Gross margins may vary between comparable periods as a result of the variations in profitability of contracts for large orders of special machines as well as product mix between the various types of custom and proprietary equipment manufactured by us. Accordingly, our results of operations for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ITEMS 3 AND 4
PAGE 29
--------------------------------------------------------------------------------

FOREIGN OPERATIONS

Our primary foreign operations are conducted through subsidiaries in the United Kingdom and Germany. Our Canadian subsidiary was closed in August 2002. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

See our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. There were no significant updates to the disclosure other than the prepayment in full on August 1, 2002 of the Industrial Revenue Bonds.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the nine months ended March 30, 2003 that would require an update to the disclosures provided in our Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported on a timely and accurate basis, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

DT INDUSTRIES, INC.


PART II.  OTHER INFORMATION
PAGE 30
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

We are involved in legal and regulatory proceedings, as described in "Part 1,
Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Since the disclosure in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, there have been no material developments in previously reported legal and regulatory proceedings.

We are from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows. We maintain comprehensive general liability insurance that we believe to be adequate for the continued operation of our business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See "Part II, Item 3. Defaults Under Senior Securities" of our Report on Form 10-Q for the three months ended December 29, 2002 for a description of previous covenant defaults under our credit facility. The defaults referenced therein were permanently waived pursuant to the amendment to our credit facility, executed in March 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 10 Thirteenth Amendment to the Fourth Amended and Restated Credit Facilities Agreement, dated as of March 7, 2003, among Bank of America, N.A., as Administrative Agent, and Bank of America, N.A. and the other lenders listed therein and DT Industries, Inc. and other Borrowers listed therein

               Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K:

               On February 7, 2003, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the Company's issuance of a press release announcing earnings for the three months ended December 29, 2002, among other things.

               On March 17, 2003, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the Company's issuance of a press release announcing the booking of certain customer purchase orders, the expected sales for the third quarter ended March 30, 2003 and the completion of the 13th Amendment to the Company's senior credit facility.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DT INDUSTRIES, INC.




Date:   May 14, 2003                /s/ John M. Casper
                                    ------------------------------
                                              (Signature)
                                        John M. Casper
                                        Senior Vice President, Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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



Date:   May 14, 2003                  /s/ Stephen J. Perkins
                                     -------------------------------------------
                                              (Signature)
                                          Stephen J. Perkins
                                          President and Chief Executive Officer

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



Date:   May 14, 2003                       /s/ John M. Casper
                                        ----------------------------------------
                                                     (Signature)
                                           John M. Casper
                                           Senior Vice President - Finance and
                                           Chief Financial Officer