Form 10-K
period 2003-06-29
DT INDUSTRIES INC
filed 2003-10-14
CIK 918999

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



             FOR THE FISCAL YEAR ENDED JUNE 29, 2003



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes. [ ]     No. [X]

     As of December 27, 2002, (the last business day of the Registrant's most recently completed second fiscal quarter) the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $46,756,483 (based on the closing sales price on December 27, 2002 of $2.01 per share).

As of October 3, 2003, there were 23,667,932 shares of common stock, $.01 par value, outstanding.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on November 11, 2003 are incorporated by reference into Part II (Item 5) and Part III of this Annual Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DT INDUSTRIES, INC.

                               INDEX TO FORM 10-K

                                                                                  PAGE
                                                                                  ----
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS............................  iii
PART 1..........................................................................    1
          Item 1.   Business....................................................    1
          Item 2.   Properties..................................................   14
          Item 3.   Legal Proceedings...........................................   14
          Item 4.   Submission of Matters to a Vote of Securities Holders.......   15
PART II.........................................................................   16
          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................   16
          Item 6.   Selected Financial Data.....................................   17
          Item 7.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................   18
          Item 7A.  Quantitative and Qualitative Disclosures About Market
                    Risk........................................................   37
          Item 8.   Financial Statements and Supplementary Data.................   38
          Item 9.   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................   38
          Item 9A.  Controls and Procedures.....................................   38
PART III........................................................................   39
          Item 10.  Directors and Executive Officers of the Registrant..........   39
          Item 11.  Executive Compensation......................................   39
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters..................   39
          Item 13.  Certain Relationships and Related Transactions..............   39
          Item 14.  Principal Accountant Fees and Services......................   39
PART IV.........................................................................   40
          Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................   40
DT INDUSTRIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-1

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Annual Report, including, without limitation, the information appearing under the captions "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words "opportunities," "growth potential," "objectives," "goals," "will," "anticipate," "believe," "intend," "estimate," "expect," "should," and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the amount and availability of, and our ability to comply with restrictions and covenants relating to, our indebtedness under our senior credit facility, our ability to obtain a waiver of our current credit facility covenant defaults and therefore borrow additional funds, our ability to refinance or further extend our senior credit facility in order to meet our liquidity needs and continue as a going concern after July 2, 2004, our ability to achieve anticipated cost savings from our corporate restructuring and cost reduction initiatives, our ability to continue upgrading and modifying our financial, information and management systems and controls to manage our operations on an integrated basis and report our results, continued economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, customer demand for new products and applications, the loss of a key customer, significant pre-tax charges, including for goodwill impairment, the write-down of assets, warranty-related expenses and restructuring charges, foreign currency exchange rate fluctuations, changes in interest rates, increased inflation and collectibility of past due customer receivables. See "Business -- Risks Related to Our Business" for a description of these and other risks, uncertainties and factors.

     You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

                                     PART 1

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

BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND INTERNATIONAL SALES

     In fiscal 2002, we reorganized our operations into four business segments (which also represent our reportable segments during fiscal 2002): Material Processing, Precision Assembly, Assembly and Test and Packaging Systems. This new structure was designed to allow us to streamline product offerings, capitalize on the combined strength of operating units, reduce overlap in the marketplace and improve capacity utilization, internal controls, financial reporting and disclosure controls. The four business segments are described below under "-- Markets and Products." In July 2003, we announced the closure of our Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of its manufacturing operations to our Material Processing segment's Lebanon, Missouri facility. An engineering, sales and service office will remain in Illinois to serve Precision Assembly's customers. As a result of this consolidation, we are consolidating the Precision Assembly segment into the Material Processing segment for financial reporting purposes and expect to begin reporting financial results for the three remaining business segments in our Form 10-Q for the fiscal quarter ended September 28, 2003.

     Our principal foreign operations consist of manufacturing, sales and service operations in the United Kingdom and Germany. Our Canadian subsidiary was closed in fiscal 2002. Sales from our foreign operations were approximately 18% of our consolidated net sales for fiscal 2003 and 2002 and 14% of our consolidated net sales for fiscal 2001. Sales to customers outside of the United States were approximately 40% of our consolidated net sales for fiscal 2003, 45% of our consolidated net sales in fiscal 2002 and 37% of our consolidated net sales in fiscal 2001. For financial information concerning our business segments, foreign and domestic operations and international sales, see Note 16 to the audited consolidated financial statements included herein.

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

     Cost Reductions. We have continued to pursue cost reduction measures throughout our businesses with a goal of lowering or maintaining our current level of selling, general and administrative expenses, lowering indirect manufacturing expenses and increasing profitability.

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

     Product Line and Customer Base Expansion. We are focused on providing customers with integrated solutions and systems rather than single use equipment. We are also using our engineering expertise and manufacturing capability to develop new products and technologies for markets we currently serve and to enter into new markets. As we continue to integrate operations and develop existing product lines, we expect to expand our product offerings and customer base. We believe the expansion of our product offerings and customer base represents an opportunity for net sales growth.

MARKETS AND PRODUCTS

     The following disclosure describes the markets and products of the four business segments within which we operated in fiscal 2003.

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

     In July 2003, we announced the closure of our Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of its manufacturing operations to our Material Processing segment's Lebanon, Missouri facility. An engineering, sales and service office will remain in Illinois to serve Precision Assembly's customers. As a result of this consolidation, we are consolidating the Precision Assembly segment into the Material Processing segment for financial reporting purposes and expect to begin reporting financial results for the three remaining business segments in our Form 10-Q for the fiscal quarter ended September 28, 2003.

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

     NON-CORE BUSINESSES. During fiscal 2002, we sold the assets used to produce precision-stamped steel and aluminum components through stamping and fabrication operations for the heavy trucking, agricultural equipment, appliance, and electrical industries. These assets comprised our non-core businesses in fiscal 2002 and fiscal 2001.

MARKETING AND DISTRIBUTION

     Our machines and systems are sold primarily through our direct sales force. We have sales and service offices in the United States, Canada, England and Germany. Sales of machines and integrated systems require our sales personnel to have a high degree of technical expertise and extensive knowledge of the industry served. Our sales force consists of specialists in each primary market in which our machines and systems are sold. Each division has a sales force experienced in the marketing of the equipment and systems historically produced by its business. We believe that integration of proprietary technology and custom equipment into total production automation systems for selected industries provides us with expanded sales opportunities. Our machines and systems are also sold throughout the world to a lesser extent by manufacturers' representatives and sales agents.

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

CUSTOMERS

     The majority of our sales are attributable to repeat customers, some of which have been our customers (including our acquired businesses) for over twenty years. We believe this repeat business is indicative of our engineering capabilities, the quality of our products and overall customer satisfaction. We have historically generated a substantial portion of our net sales from a relatively small number of customers. For example, Hewlett-Packard Company accounted for approximately 23%, 31% and 28% of our consolidated net sales during fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and approximately 29% and 83% of the Material Processing segment's and Precision Assembly segment's net sales in fiscal 2003, respectively. Other customers whose sales were 10% or more of an individual segment's net sales in fiscal 2003 were:
Maytag (20% of Material Processing), Visteon and DaimlerChrysler (19% and 13%, respectively, of Assembly & Test). No other customer accounted for 10% or more of our consolidated net sales or any of our four segment's net sales during fiscal 2003.

BACKLOG

     Our backlog is based upon customer purchase orders that we believe are firm. As of June 29, 2003, we had $88.9 million of orders in backlog, which compares to a backlog of approximately $142.8 million as of June 30, 2002. Backlog and orders by segment for the current and prior year period were as follows:

                                                BACKLOG AS OF                    ORDERS
                                        -----------------------------   -------------------------
                                        JUNE 29, 2003   JUNE 30, 2002   FISCAL 2003   FISCAL 2002
                                        -------------   -------------   -----------   -----------
Material Processing...................      $25.1          $ 54.7         $ 52.9        $ 93.2
Precision Assembly....................        9.2            23.9           21.3          50.9
Packaging Systems.....................        8.0            14.9           29.5          38.8
Assembly & Test.......................       46.6            49.3           87.0          74.6
Divested businesses...................         --              --             --           0.8
                                            -----          ------         ------        ------
                                            $88.9          $142.8         $190.7        $258.3
                                            =====          ======         ======        ======

     Our backlog continues to decrease as a result of the softness in orders across all segments. The decreases in backlog and orders for the Material Processing and Precision Assembly segments primarily reflect the decrease in new projects with Hewlett-Packard. The reduced backlog of the Material Processing segment also reflects the cancellation in fiscal 2003 of $12.0 million of orders from Green Packaging for biodegradable foam laminate packaging equipment. The decrease in backlog and orders for the Packaging Systems segment primarily reflects the decrease in projects with our larger pharmaceutical customers. The Assembly & Test segment recorded the only increase in orders for fiscal 2003 as compared to fiscal 2002. The increase was from automotive projects that resulted from international customers and new technology projects. Regarding our order outlook across business segments, we remain cautious about any increase in order levels.

     The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular report period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification (e.g., Green Packaging's cancelled orders described above). Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of quoted profit margin on the project. We believe most of the orders in our backlog as of June 29, 2003 will be recognized as sales during fiscal 2004.

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

ENGINEERING; RESEARCH AND DEVELOPMENT

     We maintain engineering departments at all of our manufacturing locations. In addition to design work relating to specific customer projects, our engineers develop new products and product improvements designed to address the needs of our target market niches and to enhance the reliability, efficiency, ease of operation and safety of our proprietary machines. We incurred research and development costs of approximately $1.9 million, $3.4 million and $2.8 million in fiscal 2003, 2002 and 2001, respectively.

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

EMPLOYEES

     As of September 30, 2003, we had approximately 1,200 employees. None of our employees are covered under collective bargaining agreements. We consider our relations with employees to be good.

RISKS RELATED TO OUR BUSINESS

     The following risks, uncertainties and other factors could have a material adverse affect on our business, financial condition, operating results and growth prospects.

OUR INDEBTEDNESS AND OBLIGATIONS UNDER THE PREFERRED SECURITIES OF OUR WHOLLY-OWNED SUBSIDIARY TRUST COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

     As of October 3, 2003, our total indebtedness, plus our obligations under the preferred securities of our wholly-owned subsidiary trust (the sole asset of which is our junior subordinated debentures), was approximately $81.7 million. We expect to incur additional indebtedness in the future to fund our operations and capital expenditures. Our indebtedness and obligations under the trust preferred securities could adversely affect our financial health by:

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

     Our senior credit facility matures on July 2, 2004 and we have periodic commitment reductions of $1.5 million per quarter while the senior credit facility is outstanding. In addition, the preferred securities of our wholly-owned subsidiary trust and our related junior subordinated debentures are scheduled to mature on May 31, 2008. Furthermore, we are obligated to make quarterly cash distributions on these securities beginning on July 2, 2004; provided, however, that if we make a cash distribution on these securities for at least the first quarter, we can defer subsequent distributions after the quarter ending September 30, 2004. If the cash flow from our operating activities is not sufficient to meet our obligations under the senior credit facility and the trust preferred securities (which it will not be with respect to the lump sum payment due July 2, 2004), we will need to delay or reduce capital expenditures, restructure or refinance our debt, sell assets and/or seek additional equity capital. For example, we are actively engaged in negotiations to refinance our senior credit facility and sell certain assets in order to satisfy our obligations under the senior credit facility at or prior to its maturity on July 2, 2004. Delaying or reducing capital expenditures, restructuring or refinancing our debt, selling assets and/or raising additional equity capital, however, may not be sufficient to allow us to service our debt obligations in the future. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all. The report of our independent auditors on our audited consolidated financial statements that are included in this Annual Report states that our current defaults under the senior credit facility, recurring losses and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern. If we do not have sufficient funds to satisfy our obligations under our senior credit facility and the trust preferred securities, we will not be able to continue our operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue our operations with minimal disruption and preserve the value of our assets.

THE COVENANTS AND RESTRICTIONS UNDER OUR SENIOR CREDIT FACILITY COULD LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY.

     Under the terms of our senior credit facility, we must maintain minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and quarterly net worth, not exceed annual capital expenditure limitations and comply with various financial performance ratios. We may not be able to comply with these covenants, especially if we do not experience improvement in capital spending in the markets we serve and in demand for our product. For example, as a result of our financial performance in fiscal 2003 and the first quarter of fiscal 2004, we failed on several occasions to satisfy the minimum trailing twelve-month

EBITDA and maximum funded debt to EBITDA financial covenants under the facility. We obtained waivers from our lenders for the failures to comply with those covenants for the first nine months of fiscal 2003 and are negotiating with our lenders for a waiver for the failures to comply with these covenants in the fourth quarter of fiscal 2003 and first quarter of fiscal 2004. If these covenant defaults or any other failure to comply with the covenants in our credit facility trigger an event of default that is not waived or cured, our lenders will be entitled to, among other things, accelerate the maturity of the debt outstanding under our senior credit facility so that it is immediately due and payable. In addition, no further borrowings are available under the revolving portion of our senior credit facility if there is an event of default, which is currently the case due to the current financial covenant defaults. Limitations on our ability to access further borrowings under the credit facility could materially adversely affect our ability to satisfy our liquidity needs if we are not able to effectively manage our cash. The report of our independent auditors on our audited consolidated financial statements that are included in this Annual Report states that our current defaults under the senior credit facility, recurring losses and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern. If our indebtedness is accelerated, we will not have sufficient funds to satisfy our obligations, will not be able to continue our operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue our operations with minimal disruption and preserve the value of our assets.

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

WE REPORTED AN OPERATING LOSS FOR OUR 2001, 2002 AND 2003 FISCAL YEARS, HAVE RECEIVED A GOING CONCERN OPINION AND MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY IN THE NEAR FUTURE.

     We reported operating losses of approximately $66.8 million, $4.0 million and $64.8 million for the fiscal years ended June 24, 2001, June 30, 2002 and June 29, 2003, respectively. The operating losses included non-cash goodwill/asset impairment charges of $51.9 million in fiscal 2003 and $38.2 million in fiscal 2001. We have restructured our business by consolidating manufacturing and fabrication operations, establishing three business segments as of the first quarter of fiscal 2004 and reducing our workforce. We are focused on improving operational performance through greater use of risk assessment techniques, higher quality and more detailed project proposals, a strengthening of the skill set in applications, engineering and project management, and an increased focus on working capital management. To the extent that our corporate restructuring and focus on operational improvements do not generate the cost savings or net sales that we anticipate, we may continue to incur losses and may not achieve profitability in the near future. Furthermore, the report of our independent auditors on our audited consolidated financial statements that are included in this Annual Report states that our current defaults under the senior credit facility, recurring losses and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern. Even if we are able to continue our operations as currently anticipated and achieve profitability in the near future, we may not be able to sustain such operating performance.

WE HAVE A NUMBER OF DIFFERENT OPERATING DIVISIONS AND MANUFACTURING FACILITIES AND MAY HAVE DIFFICULTY ESTABLISHING EFFECTIVE SYSTEMS AND PROCEDURES AND CONDUCTING OUR OPERATIONS ON AN INTEGRATED BASIS.

     We have five operating divisions with 10 manufacturing facilities within three business segments, after giving effect to the consolidation of the Material Processing and Precision Assembly segments in the first quarter of fiscal 2004 following the announcement in July 2003 of the closure of the remaining manufacturing facility of the Precision Assembly segment. Some of our operating facilities have different systems and procedures in various operational and financial areas that we are in the process of rationalizing and integrating. We continue to upgrade and modify our financial, information and management systems and procedures to ensure uniform compliance with corporate procedures and policies and accurate and timely reporting of financial data and required company disclosure. This may be difficult because we have manufacturing and/or sales facilities in the United Kingdom, Germany and five different states in the United States. If we are unable to fully integrate our operations and continue improving our systems and procedures smoothly, quickly, successfully, or at all, we will not achieve the efficiency, results and capabilities that the rationalization and consolidation of our operations were designed to accomplish.

A DOWNTURN IN GENERAL ECONOMIC CONDITIONS OR THE ECONOMIC CONDITION OF THE MARKETS THAT WE SERVE HAS MATERIALLY ADVERSELY AFFECTED, AND MAY FURTHER MATERIALLY ADVERSELY AFFECT, OUR REVENUES.

     Our revenues and results of operations are susceptible to negative trends in the general economy and the markets that we serve that affect capital spending. For example, the slowing of the U.S. economy and the economic uncertainty throughout the world have resulted in restrained customer capital spending for the past several years, which has adversely affected sales of our equipment to the pharmaceutical and nutritional, electronics, plastics packaging, automotive, heavy trucks and other industries. Continued economic sluggishness or economic uncertainty could cause our customers to further reduce or delay orders for our products or delay payment for our delivered products. If this occurs, our revenues and cash flows could be further materially adversely affected.

WE MAY NOT RECOGNIZE AS SALES A MATERIAL AMOUNT OF THE ORDERS IN OUR BACKLOG, WHICH WOULD MATERIALLY HARM OUR BUSINESS.

     Our backlog was $88.9 million as of June 29, 2003. Our backlog is based upon customer purchase orders that we believe are firm. The level of our backlog at any current time, however, is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. Many of our purchase orders are subject to cancellation by the customer upon notification and certain purchase orders are subject to delays in completion and shipment at the request of the customer. For example, Green Packaging, a customer of our Material Processing segment, cancelled approximately $12.0 million of orders during fiscal 2003. See "Legal Proceedings" for a description of the dispute we have with Green Packaging with respect to these cancelled orders. Although we have historically recognized as sales almost all of the orders in our backlog, our ability to recognize as sales in fiscal 2004 the orders in our backlog as of June 29, 2003 could be adversely affected if a continued downturn or continued uncertainty in the economic condition of the markets we serve causes our customers in those markets to cancel purchase orders to poor demand for their products and their need to restrain capital spending. If we fail to recognize a material amount of our backlog, our net sales would be materially harmed.

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

     - the mix of customized projects, which tend to have lower gross margins due to the difficulty in estimating the cost and pricing of less proven concepts, and repeat and standard projects, which tend to have higher margins, due to expenses in estimating the cost and price of proven concepts;

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

     We derive almost all of our net sales from the sale and installation of equipment and systems pursuant to fixed-price contracts. Because of the complexity of many of our projects, accurately estimating the material and labor costs of a particular project can be a difficult task. If we fail to accurately estimate the costs of one or more projects during the bidding process, we could be forced to devote additional materials and labor hours to these projects for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on a project, this could reduce the profitability of, or result in a loss on, the project. In the past, we have, on occasion, engaged in significant negotiations with customers regarding changes to the costs or duration of specific projects. To the extent we do not sufficiently communicate to our customers, or our customers fail to adequately appreciate, the nature and extent of any of these changes to a project, our reputation may be harmed and we may suffer losses on the project. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control. Our business could be materially adversely affected if we incur significant liquidated damages due to not satisfying projects' schedules.

THE LOSS OF, OR REDUCED PURCHASE ORDERS FROM, A KEY CUSTOMER COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS BECAUSE WE DEPEND ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR NET SALES.

     We have historically generated a substantial portion of our net sales from a relatively small number of customers. For example, Hewlett-Packard Company accounted for approximately 23%, 31% and 28% of our consolidated net sales during fiscal 2003, 2002 and 2001, respectively. We expect that purchase orders from Hewlett-Packard will decline in fiscal 2004. The loss of, or reduced orders for products from, one or more of our significant customers, including Hewlett-Packard, could have a material adverse impact on our future operating results. In addition, a delay in purchase orders from, or completion of projects for, one or more of our significant customers, including Hewlett-Packard, could have a material adverse impact on our operating results in a particular fiscal period. Our reliance on a limited number of customers also magnifies the risk of not being able to collect accounts receivable from any one customer.

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

OUR FAILURE TO RETAIN KEY PERSONNEL MAY NEGATIVELY AFFECT OUR BUSINESS.

     Our success depends on our ability to retain senior executives and other key employees who are critical to our continued development and support of our products, the management of our diverse operations and our ongoing sales and marketing efforts. The loss of key personnel could cause disruptions in our operations, the loss of existing customers, the loss of key information, expertise and know-how, and unanticipated additional recruitment and training costs. Furthermore, our amended senior credit facility provides that an event of default will exist under the facility if any two of Stephen J. Perkins, our President and Chief Executive Officer, John M. Casper, our Senior Vice
President -- Finance and Chief Financial Officer, and John F. Schott, our former Chief Operating Officer and current President of our combined Detroit Tool and Engineering and Precision Assembly operations, are no longer employed by, and fulfilling their then current positions with, us, other than as a result of their death, disability or our board of directors exercising its fiduciary duty. Thus, under these circumstances, if we lose any two of these senior executives, our lenders could accelerate the maturity of the debt outstanding under our senior credit facility unless we obtain satisfactory replacement executives.

IF WE DECIDE TO SELL ANY OF OUR BUSINESSES OR DISCONTINUE ANY OF OUR OPERATIONS AND DO NOT SUCCESSFULLY ADDRESS THE ASSOCIATED RISKS, OUR ABILITY TO COMPETE, OPERATE EFFICIENTLY AND OTHERWISE REALIZE THE EXPECTED BENEFITS OF SUCH A TRANSACTION MAY BE IMPAIRED.

     In connection with our corporate integration plan and to generate cash to help us meet our debt obligations, in fiscal 2002 we disposed of our Detroit Tool Metal Products, Scheu & Kniss and Hansford Parts and Products businesses, closed facilities in Montreal, Quebec, Rochester New York and Bristol, Pennsylvania and consolidated our Swiftpack and C.E. King operations. In fiscal 2003, we closed our facility in Erie, Pennsylvania and in July 2003 we announced the closure of our manufacturing facility in Buffalo Grove, Illinois. We are exploring opportunities to sell other businesses to generate cash to help us meet our debt obligations and might further consolidate our operations if we believe such actions would further improve our operational efficiency or if we decide to change the focus of our business strategy. In the case of the disposition of a business, we may not be able to identify buyers who are willing to pay acceptable prices or agree to acceptable terms. For example, we pursued the sale of our Stokes business in 2001, but were unable to consummate the disposition due to adverse market conditions and instead closed the facility in Bristol, Pennsylvania and combined Stokes' manufacturing operations with our DT Converting Technologies facility in Hyannis, Massachusetts in 2002. The sale of a business and discontinuing or consolidating operations involves a number of special risks and challenges, including:

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

     - a reduction of recurring costs that may not exceed the reduction of recurring revenues; and

     - incurring substantial restructuring charges, such for severance, asset write-offs and future facility lease costs, or a net loss on the disposal of assets.

     If we sell any of our businesses or discontinue or consolidate any of our operations and do not successfully address the associated risks, our ability to compete, operate efficiently and otherwise realize the expected benefits of such a transaction may be impaired.

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

WE INCURRED SIGNIFICANT PRE-TAX CHARGES RELATED TO GOODWILL IMPAIRMENT AND THE WRITE-DOWN OF ASSETS DURING FISCAL 2003, AND IF WE INCUR SIMILAR SIGNIFICANT CHARGES IN THE FUTURE, OUR OPERATING RESULTS MAY BE MATERIALLY ADVERSELY AFFECTED.

     During fiscal 2003, we recorded an impairment charge of approximately $51.9 million after determining that the goodwill associated with two of our segments had been impaired. As of June 29, 2003, our goodwill balance of approximately $75.3 million represented approximately 36% of our total assets. In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which we early adopted in the first quarter of fiscal 2002. SFAS 142 requires, among other things, the discontinuance of the amortization of goodwill and the introduction of, at a minimum, annual impairment testing in its place. In connection with such impairment testing in the future, we may determine that the carrying value of our goodwill is further impaired. If we are required to further significantly write-down the carrying value of goodwill in accordance with SFAS 142 in the future, or write-down significant assets in the future due to unsalable inventory or difficulties in collecting accounts receivable, our operating results may be materially adversely affected.

ANY FURTHER RESTATEMENTS OF FINANCIAL RESULTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY, ABILITY TO OPERATE AND COMMON STOCK PRICE AND RESULT IN MATERIAL LIABILITIES.

     Recent historical restatements have diverted management's attention from our ongoing operations, generated significant accounting and legal expenses and harmed our reputation with investors and possibly customers. Although we have improved our internal controls and accounting staff at our divisions, we could still experience accounting and financial reporting problems at our subsidiaries in the future, which could have a material adverse impact on our consolidated financial statements. If we are not able to retain competent, trustworthy accounting staff at our divisions and continue to upgrade and modify our internal controls when necessary so as to avoid these accounting issues and similar restatements in the future, our access to, and ability to refinance or restructure, our senior credit facility, as well the price of our common stock and our ability to maintain the listing of our common stock on The Nasdaq Stock Market, may be materially adversely affected. We may also face securities class action lawsuits and the Securities and Exchange Commission may impose significant penalties against us if further accounting issues should occur in the future.

HOLDERS OF OUR COMMON STOCK ARE SUBORDINATED TO THE HOLDERS OF PREFERRED SECURITIES OF OUR WHOLLY-OWNED SUBSIDIARY TRUST AND WOULD BE DILUTED UPON CONVERSION OF THE TRUST PREFERRED SECURITIES INTO COMMON STOCK.

     Our wholly-owned subsidiary trust currently has issued and outstanding $35.0 million of preferred securities. These trust preferred securities represent undivided beneficial ownership interests in the trust, the sole assets of which are a related aggregate principal amount of our junior subordinated debentures. We have guaranteed the payment of distributions and payments on liquidation of the trust or the redemption of the trust preferred securities. Through this guarantee, our junior subordinated debentures, the debentures' indenture and the trust's declaration of trust, taken together, we have fully, irrevocably and unconditionally guaranteed all of the trust's obligations under the trust preferred securities. Thus, while the trust-preferred securities are not included in liabilities for financial reporting purposes and instead appear on our consolidated balance sheet between liabilities and stockholders' equity, they represent obligations that rank senior in right of payment to our common stock. Therefore, upon the bankruptcy, liquidation or winding up of our operations, holders of the trust preferred securities would be paid before holders of our common stock. In addition to having a preference senior to our common stock, the trust preferred securities are convertible into an aggregate of 2,500,000 shares of common stock. The issuance of these shares of common stock would dilute the ownership and voting interests of our existing stockholders.

ITEM 2.  PROPERTIES

     Our administrative headquarters are located in Dayton, Ohio, where we lease approximately 27,000 square feet of space. This lease expires on August 1, 2016. Set forth below is information with respect to our manufacturing facilities as of the date of this Annual Report.

                                     SQUARE
                                     FOOTAGE      OWNED/
LOCATION                          (APPROXIMATE)   LEASED     LEASE EXPIRATION                    PRODUCTS
--------                          -------------   ------   --------------------                  --------
DT MATERIAL PROCESSING SEGMENT
  Lebanon, Missouri(1)..........        324,000   Owned                           Special machines, integrated systems,
                                                                                  tools and dies
  Benton Harbor, Michigan(1)....         71,500   Owned                           Resistance and arc welding equipment
                                                                                  and systems
  Hyannis, Massachusetts........        155,000   Leased     June 25, 2012(2)     Plastics processing equipment and
                                                                                  rotary presses
DT PRECISION ASSEMBLY SEGMENT
  Buffalo Grove, Illinois.......        212,000   Leased   February 28, 2004(3)   Integrated precision assembly systems
DT ASSEMBLY AND TEST SEGMENT
  Buckingham, England...........        151,000   Owned                           Integrated assembly and testing systems
  Dayton, Ohio..................        162,000   Leased     July 1, 2016(2)      Integrated assembly and testing systems
  Livonia, Michigan.............         86,000   Leased      July 31, 2004       Integrated assembly and testing systems
  Neuwied, Germany..............         33,000   Leased    September 30, 2007    Integrated assembly and testing systems
  Saginaw, Michigan(1)..........         91,000   Owned                           Integrated assembly and testing systems
DT PACKAGING SYSTEMS SEGMENT
  Leominster, Massachusetts.....        105,000   Leased    March 27, 2006(2)     Tablet packaging equipment and systems
  Alcester, England.............         33,000   Leased     October 17, 2017     Electronic counters

---------------

(1) This property secures our senior credit facility.

(2) We have an option to renew this lease for two additional five-year terms.

(3) We announced the closure of this manufacturing facility in July 2003. Manufacturing of Precision Assembly segment orders are being transferred to the Lebanon, Missouri facility of the Material Processing segment.

     We do not anticipate any significant difficulty in leasing alternate space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of our leased properties. We believe that our principal owned and leased manufacturing facilities have sufficient capacity to accommodate future internal growth without major capital improvements.

ITEM 3.  LEGAL PROCEEDINGS

     The staff of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the accounting practices at our Kalish and Sencorp subsidiaries that led to the restatements of our consolidated financial statements for fiscal years 1997, 1998 and 1999 and the first three quarters of fiscal 2000, as well as the issues at our AMI subsidiary that led to the accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, and to our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002. We are cooperating fully with the Commission in connection with its investigation and cannot currently predict the duration or outcome of the investigation.

     In November 1998, pursuant to the agreement by which we acquired Kalish, Mr. Graham L. Lewis, a former executive officer and director of DTI, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the prior restatement due to accounting practices at Kalish, we believe that the additional payment should not have been made. During fiscal 2001, we commenced legal action against Mr. Lewis in Superior Court, Civil Division in Montreal, Quebec to recover this payment and certain bonuses paid to Mr. Lewis. Mr. Lewis has counter-sued for wrongful termination and is seeking to recover monetary damages, including severance, loss of future income, emotional distress and harm to reputation, equal to $2.8 million Canadian dollars. There has been little discovery in these actions to date. Management believes that our suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit. We intend to pursue vigorously our claims against Mr. Lewis and defend against his counter-suit.

     In July 2003, Green Packaging SDN BHD and Green Earth Packaging Corp. (collectively, "Green Packaging") filed a complaint against Detroit Tool & Engineering Company ("DTE"), a wholly-owned subsidiary of DTI, in the Superior Court of the State of California, County of Santa Barbara. As causes of action, the complaint alleges breach of contract, misappropriation of trade secrets, breach of confidence, unfair business practices, conversion and similar claims arising out of a purchase order pursuant to which DTE was to manufacture for Green Packaging four lines of equipment for the purpose of producing biodegradable food packaging using technology and processes licensed by Green Packaging from EarthShell Corporation. In its complaint, Green Packaging seeks damages "believed to be in excess of $3.3 million," punitive damages and injunctive relief. Prior to the filing of the complaint, Green Packaging had notified DTE that it was canceling its purchase order for the equipment, and DTE had invoiced Green Packaging for cancellation charges in excess of $6.4 million, which amount has not been paid. DTE filed a motion to quash service of the summons and complaint for lack of personal jurisdiction. Rather than responding to the motion, on September 29, 2003 Green Earth amended its complaint and added DTI as a defendant in that action. The causes of action in the amended complaint are the same as those asserted in the original complaint, with the addition of a breach of guarantee and breach of an additional agreement claims. We intend to file a motion to quash service of the summons and complaint for lack of personal jurisdiction. In addition, we intend to vigorously defend Green Packaging's action and to vigorously pursue our claim against Green Packaging for the above-referenced cancellation charges.

     Product liability claims are asserted against us from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of our products. There are currently seven such claims either pending or, to our knowledge, that may be asserted against us. We do not believe that the resolution of these claims, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow. Product liability claims are covered by our comprehensive general liability insurance policies, subject to certain deductible amounts. We have established reserves for these deductible amounts, which we believe to be adequate based on our previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on our financial condition, results of operations or cash flow.

     In addition to product liability claims, from time to time we are the subject of legal proceedings, including involving employee, commercial, general liability and similar claims, that are incidental to the ordinary course of our business. Except as described above, there are no such material claims currently pending. We maintain comprehensive general liability insurance that we believe to be adequate for the continued operation of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

     Our common stock is quoted on The Nasdaq National Market under the symbol "DTII." As of September 19, 2003, the number of record holders of common stock was 90. Such record holders include several holders who are nominees for an undetermined number of beneficial owners. We believe that the number of beneficial owners of the shares of common stock issued and outstanding at such date was approximately 1,300.

     The following table sets forth, for the quarters indicated, the high and low sales prices for our common stock as reported by The Nasdaq Stock Market.

                                                              SALES PRICES
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2003
Fourth quarter..............................................  $3.18   $0.81
Third quarter...............................................   2.74    0.76
Second quarter..............................................   3.02    1.50
First quarter...............................................   4.45    2.88

FISCAL 2002
Fourth quarter..............................................  $4.86   $2.88
Third quarter...............................................   6.00    3.05
Second quarter..............................................   6.33    5.34
First quarter...............................................   7.66    4.67

DIVIDENDS

     We did not pay or declare any cash dividends on our common stock in fiscal 2001, 2002 or 2003. Our senior credit facility and the indenture governing our convertible junior subordinated debentures currently prohibit us from declaring or paying a cash dividend on our common stock.

EQUITY COMPENSATION TABLE

     The Equity Compensation Table required by this item will be set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement, which information is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this Annual Report.

                                                             FISCAL YEAR ENDED
                                           ------------------------------------------------------
                                                      ADJUSTED
                                           JUNE 29,   JUNE 30,     JUNE 24,   JUNE 25,   JUNE 27,
                                             2003       2002         2001       2000       1999
                                           --------   --------     --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales................................  $241,066   $326,276     $511,102   $464,285   $442,084
Cost of sales............................   199,471    261,011      437,017    375,418    354,734
                                           --------   --------     --------   --------   --------
Gross profit.............................    41,595     65,265       74,085     88,867     87,350
Selling, general and administrative
  expenses...............................    51,337     55,603       90,494     79,852     80,740
Goodwill/asset impairment................    51,880         --       38,219         --         --
Restructuring and related items..........     2,200     12,553(1)     3,694         --      2,500
Net loss on disposal of assets...........       974      1,128        8,473         --         --
                                           --------   --------     --------   --------   --------
Operating income (loss)..................   (64,796)    (4,019)(1)  (66,795)     9,015      4,110
Interest expense, net....................     6,340     12,198       14,891     10,305      7,742
Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary DT
  Capital Trust..........................     1,604      4,834        5,506      5,146      5,012
                                           --------   --------     --------   --------   --------
Loss before income taxes.................   (72,740)   (21,051)(1)  (87,192)    (6,436)    (8,644)
Provision (benefit) for income taxes.....     4,857     (3,900)     (14,120)      (983)    (2,074)
                                           --------   --------     --------   --------   --------
Net loss.................................   (77,597)   (17,151)(1)  (73,072)    (5,453)    (6,570)
Gain on conversion of trust preferred
  securities, net of tax.................        --     16,587           --         --         --
                                           --------   --------     --------   --------   --------
Loss to common stockholders..............  $(77,597)  $   (564)(1) $(73,072)  $ (5,453)  $ (6,570)
                                           --------   --------     --------   --------   --------
Loss to common stockholders per diluted
  common share:..........................  $  (3.28)  $  (0.05)(1) $  (7.18)  $  (0.54)  $  (0.65)
Weighted average diluted common shares
  outstanding............................    23,650     10,733       10,173     10,107     10,149
Cash dividends declared per common
  share(2)...............................        --         --           --         --   $   0.08

                                                                     AS OF
                                              ----------------------------------------------------
                                                         ADJUSTED   ADJUSTED   ADJUSTED   ADJUSTED
                                              JUNE 29,   JUNE 30,   JUNE 24,   JUNE 25,   JUNE 27,
                                                2003     2002(1)    2001(1)    2000(1)    1999(1)
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
Costs and estimated earnings in excess of
  amounts billed on uncompleted contracts...  $ 29,242   $ 31,449   $ 87,965   $ 93,550   $ 65,758
Prepaid expenses and other..................     5,886      7,546     19,288     20,156     21,466
Goodwill....................................    75,316    122,364    120,593    170,649    176,892
Working capital (deficit)...................    (4,751)    52,627     83,272    132,385    100,893
Total assets................................   209,245    306,134    413,020    481,118    454,176
Total debt..................................    41,107     56,521    132,722    126,857    104,593
Company-obligated, mandatorily redeemable
  convertible preferred securities of
  subsidiary DT Capital Trust holding solely
  convertible junior subordinated debentures
  of the Company............................    37,005     35,401     80,652     75,146     70,000
Retained earnings (accumulated deficit).....  (103,394)   (25,797)    (8,646)    64,426     69,879
Stockholders' equity........................  $ 43,738    130,717     92,157    165,131    171,187

---------------

(1) The previously reported statement of operations for the year ended June 30, 2002 has been adjusted to record curtailment and settlement losses of $2,221 on the U.K. pension plan of Assembly Technology & Test, Ltd. The curtailment and settlement losses, though disclosed in the notes to our fiscal 2002 financial statements, were not previously recorded as part of the restructuring and related items charge on the statement of operations for the fiscal year ended June 30, 2002. The losses have been reflected as an increase in the restructuring and related items charge for the year ended June 30, 2002. The previously reported balance sheets since the acquisition of Assembly Technology & Test, Ltd. in fiscal 1998 have also been adjusted to properly reflect the status of the U.K. pension plan, including the recording of a prepaid pension asset at the acquisition date of $3,518, the reduction in goodwill due to the additional prepaid pension asset and a related reduction in goodwill amortization and adjustments to stockholders' equity -- other comprehensive income to reflect the minimum pension liability in subsequent years to the acquisition. We also made an adjustment to beginning retained earnings for the reversal of certain opening balance sheet reserves of $2,160 related to the acquisitions of Hansford and Assembly Technology and Test (in fiscal 1997 and 1998, respectively), which were established to cover certain contingencies at the date of acquisition and were included in costs and earnings in excess of amounts billed on uncompleted projects. In subsequent years, we did not charge the contingent losses against the reserve nor reverse the reserves when the contingencies were resolved.

(2) Our senior credit facility and the indenture governing our convertible junior subordinated debentures currently prohibit us from declaring or paying a cash dividend on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a better understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and other factors, including those discussed under "Business -- Risk Factors," that could cause our actual results, performance, financial condition, liquidity, prospects and opportunities in fiscal 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

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

     Our current executive management team, appointed in fiscal 2001, has been aggressively reviewing our business practices and procedures and implementing needed changes to position us for stability and profitability. We made progress in fiscal 2002 and fiscal 2003 with respect to improving our financial health by engaging in asset sales to generate cash for debt reduction, modifying our operations in an effort to improve productivity and margins and, as part of a major financial recapitalization transaction described under "Liquidity and Capital Resources -- Recapitalization," negotiating an extension of our senior credit facility from July 2, 2002 to July 2, 2004. Furthermore, in fiscal 2003, we implemented the final steps of our corporate restructuring plan to contain costs and improve profitability by reducing our operations from 17 autonomous divisions with 22 manufacturing facilities as of January 1, 2001 to six operating divisions with 11 manufacturing facilities as of the end of fiscal 2003. This restructuring included management changes at under-performing units, reductions in work force throughout our organization, the closing of facilities in Camberly, England, Montreal, Canada, Rochester, New York, Bristol, Pennsylvania and Erie, Pennsylvania. Also as part of this restructuring plan, we reorganized our operations into four business segments: Material Processing, Precision Assembly, Assembly and Test and Packaging Systems. This new structure was designed to allow us to streamline product offerings, capitalize on the combined strength of operating units, reduce overlap in the marketplace and improve capacity utilization, internal controls, financial reporting and disclosure controls.

     In July 2003, we announced the closure of our Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of its manufacturing operation to our Material Processing segment's Lebanon, Missouri facility. We will maintain an engineering sales and service office in Illinois to serve Precision Assembly's customers. As a result of this consolidation, we are consolidating the Precision Assembly segment into the Material Processing segment for financial reporting purposes and expect to begin reporting financial results for the three remaining business segments in our Form 10-Q for the fiscal quarter ended September 28, 2003.

     In the first and second quarters of fiscal 2002, we sold the assets comprising our non-core businesses that produced precision-stamped steel and aluminum components through our stamping and fabrication operations.

     Almost all of our net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. We also derive net sales from the sale of spare and replacement parts and servicing installed equipment and systems. We recognize revenue under the percentage of completion method or upon delivery and acceptance in accordance with SEC Staff Accounting Bulletin No. 101.

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

     For those contracts accounted for in accordance with SAB 101, we recognize revenue upon shipment (FOB shipping point). We utilize this method of revenue recognition for products produced in a standard manufacturing operation whereby the product is built according to pre-existing bills of materials, with some customization occurring. These contracts are typically of shorter duration (one to three months) and have smaller contract values. The revenue recognition for these products follows the terms of the contracts, which call for transfer of title at time of shipment after factory acceptance tests with the customer. If installation of the product is included in the contracts, revenue for the installation portion of the contract is recognized when installation is complete.

     Costs and related expenses to manufacture products, primarily labor, materials and overhead, are recorded as cost of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Selling, general and administrative expenses primarily consist of salary and wages for employees, research and development costs, sales commissions and marketing and professional expenses. In fiscal 2001, selling, general and administrative expenses also included goodwill amortization of $4.7 million.

     The report of our independent auditors on our audited consolidated financial statements that are included in this Annual Report states that the current defaults under our senior credit facility, recurring losses and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern. See "Liquidity and Capital Resources -- Cash Flow Activity" for additional information.

ADJUSTMENT TO HISTORICAL FINANCIAL RESULTS

     In connection with the acquisition of Assembly Technology and Test in fiscal 1998, we assumed defined benefit plans for the United Kingdom and Germany divisions. On the opening balance sheet, we did not record a prepaid pension asset nor did we subsequently adjust the prepaid pension asset in following years. The U.K. pension plan was overfunded by $3,518 at the acquisition date. Due to stock market declines and additional changes, the U.K. plan became underfunded in fiscal 2002 and required a charge to stockholders' equity to establish a minimum pension liability. Also, it was determined that a curtailment and a settlement loss occurred in fiscal 2002 due to enhanced pension benefits provided to 18 individuals terminated between April and June of fiscal 2002. The curtailment and settlement losses, though disclosed in the notes to our fiscal 2002 financial statements, were not previously recorded as part of the restructuring and related items charge on the statement of operations for the fiscal year ended June 30, 2002. The statement of operations impact in fiscal 2002 was an increase in the restructuring and related items charge of $2.2 million. The previously reported balance sheets since the acquisition of Assembly Technology & Test, Ltd. in fiscal 1998 have also been adjusted to properly reflect the status of the U.K. pension plan, including the recording of a prepaid pension asset at the acquisition date of $3.5 million, the reduction in goodwill due to the additional prepaid pension asset and a related reduction in goodwill amortization, and adjustments to stockholders' equity -- other comprehensive income to reflect the minimum pension liability in fiscal 2002.

     We also made an adjustment to beginning retained earnings for the reversal of certain opening balance sheet reserves of $2.2 million related to the acquisitions of Hansford and Assembly Technology and Test (in fiscal 1997 and 1998 , respectively), which were established to cover certain contingencies at the date of acquisition and were included in costs and earnings in excess of amounts billed on uncompleted projects. In subsequent years, we did not charge the actual losses against the reserve nor reverse the reserves when the contingencies were resolved.

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

     Inventory Valuation

     We value our inventories at the lower of cost, which approximates the first-in, first-out (FIFO) method, or market. With regard to stock inventories, we regularly count quantities on hand and record a provision for excess and obsolete inventory based primarily on historical usage rates. With regard to finished goods inventories, we record market value reserves based on estimated forecasts of future product demand.

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

     Goodwill Impairment

     Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that we consider important that could trigger an impairment review include, among others, the following:

     - significant underperformance of a segment or division relative to expected historical or projected future operating results;

     - significant negative industry or economic trends; and

     - significant changes in the strategy for a segment or division.

     In accordance with the provisions of SFAS 142, we derive fair values for our reporting units that represent the various components of our operating segments and compare such fair values to the carrying values of each of our reporting units to determine if there is any indication of goodwill impairment. For purposes of deriving the fair values of our reporting units, we utilize a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Our estimates of discounted cash flows may differ from actual cash flow due to, among other things, changes in economic conditions, changes to our business models, changes in our weighted average cost of capital, or changes in our operating performance. We will recognize an impairment charge to the extent that the implied fair values of the goodwill balances for the reporting units are less than the carrying value of such goodwill balances.

     Given that this impairment analysis is performed at the reporting unit level for which discrete financial information is available, it is possible for a segment of our business, which represents an aggregation of reporting units, to show increased levels of sales and operating results but at the same time have impairment within such segment.

     Deferred Income Tax Assets

     We provide for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. This requires considerable judgment to determine such realizability. The determination is based on our ability to generate future taxable income and, at times, is dependent on our ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. We have experienced tax losses for the past four fiscal years and, therefore, have provided a full valuation allowance against our deferred tax assets, including net operating losses. To the extent that we are able to generate taxable income in the future, these valuation allowances may be reversed.

     Long-Lived Assets

     We review long-lived assets, including property, plant and equipment, and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Factors that we consider important that could trigger an impairment review include, among others, the following:

     - significant underperformance of a segment or division relative to expected historical or projected future operating results;

     - significant changes in the use of the assets of a segment or division or the strategy for the segment or division; and

     - significant negative industry or economic trends.

     Our impairment test is based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

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

                                                                 FISCAL YEAR ENDED, OR AS OF,
                                                              ----------------------------------
                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,       JUNE 24,
                                                                2003       2002           2001
                                                              --------   --------       --------
NET SALES
  Material Processing.......................................  $ 82,532   $ 95,368       $127,722
  Precision Assembly........................................    36,915     69,701        120,612
  Packaging Systems.........................................    34,446     41,081         52,465
  Assembly & Test...........................................    87,173    119,334        164,200
  Divested businesses.......................................        --        792         46,103
                                                              --------   --------       --------
     Consolidated Total.....................................  $241,066   $326,276       $511,102
                                                              ========   ========       ========
OPERATING INCOME (LOSS)(1)
  Material Processing.......................................  $  5,228   $  8,693       $(21,600)
     Operating Margin.......................................       6.3%       9.1%         (16.9)%
  Precision Assembly........................................   (38,852)     3,756        (11,431)
     Operating Margin.......................................    (105.2)%      5.4%          (9.5)%
  Packaging Systems.........................................   (19,037)    (3,711)       (13,928)
     Operating Margin.......................................     (55.3)%     (9.0)%        (26.5)%
  Assembly & Test...........................................    (3,015)    (6,590)(2)      2,148
     Operating Margin.......................................      (3.5)%     (5.5)%(2)       1.3%
  Divested businesses.......................................        --        565         (8,173)
     Operating Margin.......................................        --       71.3%         (17.7)%
  Corporate.................................................    (9,120)    (6,732)       (13,811)
                                                              --------   --------       --------
     Consolidated Total.....................................  $(64,796)  $ (4,019)      $(66,795)
                                                              ========   ========       ========
     Total Operating Margin.................................     (26.9)%     (1.2)%        (13.1)%
                                                              ========   ========       ========
ASSETS
  Material Processing.......................................  $ 59,546   $ 64,061       $ 80,529
  Precision Assembly........................................    26,591     77,865        106,080
  Packaging Systems.........................................    30,199     53,846         52,171
  Assembly & Test...........................................    83,321     91,990(3)     134,680(3)
  Divested businesses.......................................        --         --         27,278
  Corporate.................................................     9,588     18,372         12,282
                                                              --------   --------       --------
     Consolidated Total.....................................  $209,245   $306,134       $413,020
                                                              ========   ========       ========
CAPITAL EXPENDITURES
  Material Processing.......................................  $  1,319   $  1,836       $  1,165
  Precision Assembly........................................       246        110            106
  Packaging Systems.........................................       918        354            616
  Assembly & Test...........................................       368        499            391
  Divested businesses.......................................        --          9            522
  Corporate.................................................        22        115            378
                                                              --------   --------       --------
     Consolidated Total.....................................  $  2,873   $  2,923       $  3,178
                                                              ========   ========       ========

                                                                      FISCAL YEAR ENDED
                                                              ----------------------------------
                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,       JUNE 24,
                                                                2003       2002           2001
                                                              --------   --------       --------
DEPRECIATION AND AMORTIZATION
  Material Processing.......................................  $  1,843   $  2,383       $  3,789
  Precision Assembly........................................       965        916          2,589
  Packaging Systems.........................................       622      1,043          2,020
  Assembly & Test...........................................     1,061      1,930          3,673
  Divested businesses.......................................        --         33          1,876
  Corporate.................................................     2,642      3,500          2,456
                                                              --------   --------       --------
     Consolidated Total.....................................  $  7,133   $  9,805       $ 16,403
                                                              ========   ========       ========

---------------

(1) Fiscal 2003 and fiscal 2001 operating loss includes $51,880 and $38,219, respectively, of goodwill/asset impairment charges.

(2) Operating income was adjusted from that previously reported due to the recording of an additional restructuring and related items charge of $2,221 related to the curtailment/settlement loss on the U.K. pension plan at Assembly Technology & Test, Ltd.

(3) Assets have been adjusted from previously reported to properly reflect the status of the U.K. pension plan, including the reduction in goodwill due to the recording of an additional prepaid pension asset of $3,518 at the acquisition date of Assembly Technology & Test, Ltd. We also made an adjustment to beginning retained earnings for the reversal of certain opening balance sheet reserves of $2,160 related to the acquisitions of Hansford and Assembly Technology and Test, which were included in costs and earnings in excess of amounts billed on uncompleted projects.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in our consolidated statement of operations. The data presented below was derived from our audited consolidated financial statements included in this Annual Report.

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                                          ADJUSTED
                                                              JUNE 29,    JUNE 30,     JUNE 24,
                                                                2003        2002         2001
                                                              --------    --------     --------
Net sales...................................................   100.0%      100.0%       100.0%
Cost of sales...............................................    82.8        80.0         85.5
                                                               -----       -----        -----
Gross profit................................................    17.2        20.0         14.5
Selling, general and administrative expenses................    21.3        17.1         17.7
Goodwill impairment.........................................    21.5          --          7.5
Restructuring and related items.............................     0.9         3.8(1)       0.7
Net loss on disposal of assets..............................     0.4         0.3          1.7
                                                               -----       -----        -----
Operating loss..............................................   (26.9)%      (1.2)%(1)   (13.1)%
                                                               =====       =====        =====

---------------

(1) Percentages were adjusted from previously reported percentages due to the recording of an additional restructuring and related items charge of $2.2 million related to the curtailment/settlement loss on the U.K. pension plan at Assembly Technology & Test, Ltd.

Fiscal 2003 Compared to Fiscal 2002 (As Adjusted)

     Our consolidated net sales for the fiscal year ended June 29, 2003 were $241.1 million, a decrease of $85.2 million, or 26.1%, from $326.3 million for the fiscal year ended June 30, 2002. Sales to Hewlett-Packard were $54.4 million in fiscal 2003, down $45.2 million, or 45.4%, from fiscal year 2002. We expect to see continued softness in our core electronics market in fiscal 2004.

     Material Processing segment net sales decreased $12.8 million, or 13.5%, to $82.5 million for the fiscal year ended June 29, 2003 from fiscal 2002. The decrease in net sales was across multiple industries, including automotive tires, electronics and consumer products. These decreases were partially offset by increased sales to the appliance industry. Sales to Hewlett-Packard were $23.9 million in fiscal 2003, down $4.3 million, or 15.1%, from fiscal 2002.

     Precision Assembly segment net sales decreased $32.8 million, or 47.0%, to $36.9 million for the fiscal year ended June 29, 2003 from fiscal 2002. Sales to Hewlett-Packard has accounted for over 75% of the Precision Assembly segment's sales in each of fiscal years 2003 and 2002. In fiscal 2003, sales to Hewlett-Packard were $30.5 million, down $24.4 million, or 44.5%. The decrease in sales can be attributed to the completion of several capital spending programs with this customer being recognized in fiscal 2002 and not being replaced by other orders from this customer or other customers in fiscal 2003. In July 2003, we announced the decision to shut down the remaining manufacturing operations in Buffalo Grove, Illinois of the Precision Assembly segment. Future projects will be manufactured in Lebanon, Missouri as part of the Material Processing segment. As a result of this consolidation, we are consolidating the Precision Assembly segment into the Material Processing segment for financial reporting purposes and expect to begin reporting financial results for the three remaining business segments in our Form 10-Q for the fiscal quarter ended September 28, 2003. The decision to shut down operations in Buffalo Grove was based on the outlook for future electronics projects and excess capacity issues. We expect to see continued softness in our core electronics market, including sales from Hewlett-Packard, in fiscal 2004.

     Packaging Systems segment net sales decreased $6.6 million, or 16.1%, to $34.4 million for the fiscal year ended June 29, 2003 from fiscal 2002. This business segment primarily serves the pharmaceutical and nutritional markets. The lower sales can be attributed to the softness in capital spending by large pharmaceutical companies.

     Assembly & Test segment net sales decreased $32.2 million, or 27.0%, to $87.2 million for the fiscal year ended June 29, 2003 from fiscal 2002. Our Assembly & Test segment primarily serves the automotive market. This segment's automotive-related sales decreased due to the general softness in the economy that has restrained customer capital spending in the automotive market. Sales were also down due to the decrease in revenues from a diesel engine assembly and test project. This project contributed $6.8 million in revenues in fiscal 2003 versus $12.1 million in fiscal 2002. Our Assembly & Test segment has not been able to replace the reductions in this project with new orders.

     Gross profit decreased $23.7 million, or 36.3%, to $41.6 million for the fiscal year ended June 29, 2003 from $65.3 million for the fiscal year ended June 30, 2002. The decrease in our gross profits reflects the effect of the $85.2 million, or 26.1%, decrease in net sales. Our gross margin decreased to 17.2% in fiscal 2003 from 20.0% in fiscal 2002. The decrease in our gross margin primarily reflects the process and equipment development costs of $1.9 million for Earthshell's biodegradable foam laminate packaging equipment in the Material Processing segment and the manufacturing inefficiencies within the Precision Assembly segment resulting from the decrease in manufacturing activity.

     Selling, general and administrative (SG&A) expenses were $51.3 million for the fiscal year ended June 29, 2003, a decrease of $4.3 million, or 7.7%, from the $55.6 million for the year ended June 30, 2002. The decrease is primarily attributed to the cost reduction program that we implemented in fiscal 2003, which achieved savings of $1.0 million a month beginning in April 2003. The program included the discontinuance of 401-K matching and discretionary contributions and salary and wage reductions of 5% to 10% across several divisions and our corporate office.

     In the fourth quarter of fiscal 2003, we recorded a $51.9 million goodwill/asset impairment charge related to several businesses in both the Precision Assembly and Packaging Systems segments. We recorded an additional $12.0 million goodwill/asset impairment charge from the $39.9 million goodwill/asset impairment charge previously disclosed in our earnings press release issued September 5, 2003. The additional charge related to a revised assessment of the fair value of the assets and liabilities of the Packaging Systems segment. The write-down of goodwill was primarily the result of the continued decline in the operating results of certain reporting units and management's assumptions regarding future performance based on the overall economic recession and reduction in capital spending levels. We calculated the present value of expected cash flows using a discount rate of 11%, which represented the weighted average cost of capital adjusted for risk factors relative to our reporting units.

     On December 13, 2002, we announced the closure of our Erie, Pennsylvania facility (also known as Assembly Machines, Inc.), transferring manufacturing operations and the customer base to our Buffalo Grove, Illinois facility as part of our Precision Assembly segment. We completed the shutdown and the sale of the facility in March 2003. We recorded a restructuring charge in December 2002 of $1.7 million, including severance costs of $0.6 million for the termination of 62 employees. The remaining restructuring charge of $1.1 million included a $1.0 million charge to write-down the land and building to the estimated fair market value and $0.1 million for other asset write-offs and non-cancellable office and plant equipment leases. We recorded an additional $0.5 million restructuring charge in June 2003 for idle facility lease commitment costs related primarily to our Rochester, New York leased facility.

     Operating loss increased $60.8 million to $64.8 million for the twelve months ended June 29, 2003 from $4.0 million for the twelve months ended June 30, 2002.

     Material Processing segment operating income decreased $3.5 million to $5.2 million for the twelve months ended June 29, 2003 from $8.7 million for the twelve months ended June 30, 2002. Operating margin for the Material Processing segment was 6.3% in fiscal 2003 versus 9.1% in fiscal 2002. The decrease in operating margin was due to the finalization of several large projects with increased profitability in fiscal 2002, including electronics and automotive tire systems and the recording of a $1.7 million loss reserve on the Green Packaging project. We have incurred a total of $8.0 million of process and equipment development costs for Green Packaging's biodegradable foam laminate packaging equipment and received $3.3 million from the customer. The orders were cancelled by Green Packaging during fiscal 2003 and we have since contracted to sell a majority of the Green Packaging inventory to another customer and expect to recover the $3.0 million of net value on our balance sheet at June 29, 2003.

     Precision Assembly segment operating income (loss) decreased $42.7 million to a loss of $38.9 million for the twelve months ended June 29, 2003 from income of $3.8 million for the twelve months ended June 30, 2002. Operating margin for the Precision Assembly segment was a loss of 105.2% in fiscal 2003 versus income of 5.4% in fiscal 2002. The Precision Assembly segment recorded a $30.9 million goodwill/asset impairment charge and a $1.7 million restructuring charge related to the closure of the Erie, Pennsylvania facility in fiscal 2003. Due to the decrease in sales of $32.8 million, or 47.0%, the segment also recorded $3.5 million of increased unfavorable manufacturing variances in fiscal 2003. The shutdown of our Buffalo Grove, Illinois facility is expected to reduce costs by approximately $6.0 million annually and result in a restructuring charge in the first quarter of fiscal 2004.

     Packaging Systems segment operating loss increased $15.3 million to $19.0 million for the twelve months ended June 29, 2003 from $3.7 million for the twelve months ended June 30, 2002. Operating margin for the Packaging Systems segment was a loss of 55.3% in fiscal 2003 versus a loss of 9.0% in fiscal 2002. The segment recorded a $21.0 million goodwill/asset impairment charge in fiscal 2003. Operating losses in fiscal 2002 included various charges, including a $2.8 million restructuring charge, a $1.1 million charge for inventory obsolescence and a $0.5 million charge for bad debt reserves.

     Assembly & Test segment operating loss decreased $3.6 million to $3.0 million for the twelve months ended June 29, 2003 from $6.6 million for the twelve months ended June 30, 2002. Operating loss in fiscal 2002 was higher due to various charges, including an $8.2 million restructuring charge, which included the previously unrecorded $2.2 million curtailment/settlement loss on the U.K. pension plan, and a $1.0 million charge for warranty reserves. The restructuring charge previously reported in fiscal 2002 was adjusted to include the $2.2 million curtailment/settlement loss on the U.K. pension plan, as discussed above. Operating margin for the Assembly & Test segment was a loss of 3.5% in fiscal 2003 versus a loss of 5.5% in fiscal 2002.

     Corporate head office operating costs were $9.1 million for the twelve months ended June 29, 2003 versus $6.7 million for the twelve months ended June 30, 2002. Fiscal 2002 operating costs were lower due to several favorable adjustments, including other post retirement accruals, workers compensation accruals and 401-K plan forfeiture recoveries.

     Interest expense decreased $5.9 million, or 48.0%, to $6.3 million for the fiscal year ended June 29, 2003 from $12.2 million for the fiscal year ended June 30, 2002. The decrease resulted from lower outstanding borrowings primarily in fiscal 2002 resulting from the reduction in working capital, the proceeds from the disposal of assets and the proceeds from the recapitalization transaction discussed in "Liquidity and Capital Resources -- Recapitalization." We generated additional free cash flow in fiscal 2003 and paid down debt from tax refunds received. Dividends on our trust preferred securities were $1.6 million in fiscal 2003 compared to $4.8 million in fiscal 2002 due to the financial recapitalization that effectively eliminated the accrued dividend in the fourth quarter of fiscal 2002.

     We recorded an income tax provision of $4.9 million in fiscal 2003, despite tax losses. Based on uncertainty of future taxable income, we did not record any benefit for fiscal year 2003 losses and established valuation allowances against all of our United States and United Kingdom deferred tax assets. In fiscal 2002, we recorded a tax benefit for current year domestic losses that we were able to carry-back against previous years' earnings and established a valuation allowance for our Canadian losses.

Fiscal 2002 (As Adjusted) Compared to Fiscal 2001

     Our consolidated net sales for the fiscal year ended June 30, 2002 were $326.3 million, a decrease of $184.8 million, or 36.2%, from $511.1 million for the fiscal year ended June 24, 2001. Our fiscal year 2001 net sales included $46.1 million in net sales attributable to our Vanguard Technical Solutions, Detroit Tool Metal Products, Scheu & Kniss and Hansford Parts and Products divisions, the assets of which were sold in March 2001, June 2001, July 2001 and October 2001, respectively.

     Material Processing segment net sales decreased $32.4 million, or 25.3%, to $95.4 million for the fiscal year ended June 30, 2002 from fiscal 2001. The decrease in net sales was primarily a result of lower sales to the automotive market. In particular, net sales recognized in fiscal 2001 that related to a large capital spending program of a customer in the automotive tire market resulted in $28.8 million in lower sales in fiscal 2002 versus fiscal 2001 because softness in order activity did not replace these sales. In addition, welding systems sales primarily to the automotive market were down approximately $9.7 million due to the general softness in the economy that restrained customer capital spending in the automotive market. The decreases in sales to the automotive market were partially offset by the increase in sales to the electronics market by our Material Processing segment as we sourced more electronics projects to this segment's facilities. On a consolidated basis, however, our sales to the electronics market decreased $36.5 million, or 25.8%, from fiscal 2001.

     Precision Assembly segment net sales decreased $50.9 million, or 42.2%, to $69.7 million for the fiscal year ended June 30, 2002 from fiscal 2001. Sales to Hewlett-Packard accounted for over 75% of the Precision Assembly segment's sales in each of fiscal years 2002 and 2001. The decrease in sales from fiscal year 2001 to fiscal year 2002 can be attributed to several capital spending programs of Hewlett-Packard being recognized in fiscal 2001 and not being replaced by other orders from this customer or other customers in fiscal 2002.

     Packaging Systems segment net sales decreased $11.4 million, or 21.7%, to $41.1 million for the fiscal year ended June 30, 2002 from fiscal 2001. The lower sales of our Packaging Systems segment in fiscal 2002 can be attributed to our Montreal, Quebec "Kalish" business unit. We shut down our Montreal, Quebec facility in the third quarter of fiscal 2002 following 18 months of attempting to rebuild and restructure its operations. The business from this facility was transferred to another facility.

     Assembly & Test segment net sales decreased $44.9 million, or 27.3%, to $119.3 million for the fiscal year ended June 30, 2002 from fiscal 2001. Automotive-related sales decreased due to the general softness in the economy that restrained customer capital spending in the automotive market.

     Gross profit decreased $8.8 million, or 11.9%, to $65.3 million for the twelve months ended June 30, 2002 from $74.1 million for the twelve months ended June 24, 2001. Gross profit in fiscal 2001 reflected

$13.5 million of charges taken in the fourth quarter of fiscal 2001 primarily related to provisions for excess and obsolete inventory, other inventory market value write-downs and certain fixed asset write-downs. See Note 13 to the audited consolidated financial statements included herein for a discussion of these charges. Gross profit in fiscal 2002 reflected decreased warranty expense of $1.0 million from fiscal 2001 due to greater amounts of warranty activity during fiscal 2001 related to specific problematic projects. The decrease in our gross profits reflects the effect of the $184.8 million decrease in net sales. Our gross margin increased to 20.0% in fiscal 2002 from 14.5% in fiscal 2001. The increase in our gross margin reflects improved project performance in the electronics market gained from manufacturing efficiencies in the production of duplicate systems and restructuring in fiscal 2001, which reduced headcount and overhead costs.

     Selling, general and administrative (SG&A) expenses were $55.6 million for the fiscal year ended June 30, 2002, a decrease of $34.9 million from the $90.5 million for year ended June 24, 2001. The $34.9 million decrease in SG&A expenses was primarily a result of the following items:

     - $10.8 million decrease resulting from the $8.3 million charge in fiscal 2001 for asset write-downs primarily related to doubtful accounts of which we recovered $2.5 million in fiscal 2002;

     - $5.4 million decrease in amortization as a result of the discontinuance of goodwill amortization in fiscal 2002 due to our implementation of SFAS No. 142 as of June 25, 2001, which replaces the requirement to amortize intangible assets with indefinite lives with a requirement for an annual impairment test;

     - $4.3 million decrease in SG&A expenses resulting from the sale of Vanguard Technical Solutions in the third quarter of fiscal 2001, Scheu & Kniss and Detroit Tool Metal Products in the first quarter of fiscal 2002 and Hansford Parts and Products in the second quarter of fiscal 2002;

     - $3.8 million decrease in SG&A expenses in fiscal 2002 resulting from savings in salary and compensation expenses as a result of a decrease in headcount from our 2001 restructuring;

     - $3.5 million in legal, consulting and other professional expenses and severance-related expenses incurred in fiscal 2001 in connection with the investigations into our accounting restatements in fiscal 2000;

     - $3.4 million decrease in SG&A expenses in fiscal 2002 relating to the closure of our Rochester, New York and Montreal, Quebec manufacturing facilities; and

     - $1.3 million reversal of post-retirement benefit accruals due to cancellation of post-retirement plans in fiscal 2002.

     During fiscal 2002, we announced several actions in connection with our corporate restructuring plan as outlined below. These actions resulted in an aggregate of $12.5 million of restructuring and related items charges in fiscal 2002. The $12.5 million restructuring and related items charge includes an adjustment of $2.2 million to the previously reported restructuring and related items charge in the fiscal 2002 financial statements. See the Assembly and Test-Europe restructuring discussion below for additional information concerning this adjustment.

     - Closure of our Rochester, New York facility, including termination of employees, in the fourth quarter of 2002 and the transfer of the customer base of this facility primarily to our Dayton, Ohio and Buffalo Grove, Illinois facilities. The closure was announced January 24, 2002. The restructuring costs, which totaled $3.6 million, were recorded in the third quarter of fiscal 2002 and included severance costs of $1.3 million for the termination of 114 employees. As of June 30, 2002, four employees remained for final administrative duties, all of whom were discharged by the end of the first quarter of fiscal 2003. The remaining restructuring costs included $1.1 million for facility lease and related costs, $1.1 million for asset write-offs and $0.1 million for office equipment lease terminations and miscellaneous other charges. The asset write-offs included the remaining value of leasehold improvements, the computer system and show machines. In fiscal 2003, we recorded an additional restructuring charge of $0.5 million for additional facility lease and related costs.

     - Closure of our Montreal, Quebec facility, including termination of employees in August 2002, and the transfer of its customer base and assets to our operations in Leominster, Massachusetts. The closure of this facility was announced March 22, 2002. The restructuring costs of $2.3 million were recorded in the third quarter of fiscal 2002 and included estimated severance costs of $1.0 million for the termination of 83 employees, partially offset by a reversal of $0.5 million associated with severance accrual recorded in fiscal 2001. The terminations included 8 employees in fiscal 2002 and 75 employees in fiscal 2003. The remaining restructuring costs included $0.6 million for future facility lease and related costs, $1.1 million for asset write-offs and $0.1 million of other costs. The asset write-offs primarily included the remaining value of leasehold improvements and the computer system.

     - Transfer of our manufacturing operations in Bristol, Pennsylvania to Hyannis, Massachusetts as part of our Converting Technologies division. The closure of this operation was announced March 22, 2002 and completed in September 2002. The restructuring costs of $0.9 million were recorded in the third quarter of fiscal 2002 and included severance costs of $0.3 million for the termination of 15 employees (all terminations occurred in fiscal 2003). Approximately 10 employees remain in Bristol for sales and engineering support. The remaining restructuring costs included $0.4 million of asset write-offs, $0.2 million for facility lease and related costs and $0.3 million of other costs. The asset write-offs included the remaining value of leasehold improvements.

     - Transfer of our Assembly and Test-Europe fabrication operations from Gawcott, United Kingdom to our Buckingham, England plant in the fourth quarter of fiscal 2002. We recorded an initial restructuring charge of $1.2 million in the third quarter of fiscal 2002 and included severance costs of $0.9 million for the termination of 43 employees, all of whom were terminated by June 30, 2002. The restructuring charge also included $0.3 million for future lease payments. Upon the approval of the trustees to the pension plan, certain of the terminated employees were granted enhanced pension benefits resulting in a curtailment/settlement loss to the defined benefit pension plan of approximately $2.2 million. The previously reported operating results have been adjusted to reflect this curtailment/ settlement loss as this amount was not previously reflected in our consolidated financial statements for fiscal 2002.

     - We recognized additional restructuring charges of $2.3 million in fiscal 2002 primarily related to severance costs associated with management changes and workforce reductions at several divisions, as well as future lease payments resulting from the consolidation of two Packaging Systems segment divisions. The restructuring charge included estimated severance costs of $1.7 million for the termination of 125 employees, $0.3 million for future lease payments and $0.2 million of asset write-offs. All of these employees were terminated by June 30, 2002.

     In the fourth quarter of fiscal 2002, we entered into a sale/leaseback agreement for our Hyannis, Massachusetts facility and recorded a net loss on disposal of assets of $1.1 million in connection with that transaction. We entered into the sale/leaseback transaction in order to retire the $5.0 million of variable rate Industrial Revenue Bonds, which were backed by a letter of credit drawn on Fleet National Bank ("Fleet"), that we issued in 1998 to fund the expansion of this facility. Fleet, under the terms of the letter of credit reimbursement agreement, required us to post 110% cash collateral to support the letter of credit no later than August 1, 2002. The proceeds of the sale/leaseback transaction were used to repay the Industrial Revenue Bonds on August 1, 2002, thereby eliminating the need to post the cash collateral. We also avoided a 7% fee charged by Fleet for the letter of credit and maintained the liquidity under our senior credit revolving line. See "Liquidity and Capital Resources -- Industrial Revenue Bonds." The effect of the sale/leaseback was the removal of the facility, which had a carrying value of $6.5 million at June 30, 2002 from our accounting records and the recording of cash proceeds of approximately $5.4 million. We have lease expense of approximately $0.8 million annually.

     Operating loss decreased $62.8 million to a loss of $4.0 million for the twelve months ended June 30, 2002 from a loss of $66.8 million for the twelve months ended June 24, 2001. Operating loss in fiscal 2001 reflects various charges taken primarily in the fourth quarter of fiscal 2001 related to goodwill impairment ($38.2 million), losses on the disposal of assets ($8.5 million), restructuring charges ($3.7 million), provisions for bad debts ($8.2 million), provisions for excess and obsolete and fair market value inventory reserves ($11.4 million), provisions for warranty reserves ($2.8 million) and other asset write-downs. See Note 6 -- Dispositions, Note
11 -- Goodwill and Intangible Assets, Note 14 -- Write-Down of Assets, and Note 15 -- Restructuring to the audited consolidated financial statements included herein for a discussion of these charges.

     The information in the following table is being provided to aid in the understanding of the comparability of our operating results by segment:

                                                            LOSS       BAD DEBTS   INVENTORIES
                             GOODWILL                      (GAIN)      RESERVES     RESERVES                  OTHER
                            IMPAIRMENT   RESTRUCTURING   ON DISPOSAL    RELATED      RELATED     WARRANTY     ASSET
                             CHARGES        CHARGES       OF ASSETS    EXPENSES     EXPENSES     EXPENSES   WRITE-OFFS   TOTALS
                            ----------   -------------   -----------   ---------   -----------   --------   ----------   -------
                                                                       (IN THOUSANDS)
FISCAL 2002, AS ADJUSTED
Material Processing.......   $     0        $ 1,060        $1,128       $(1,364)     $   (64)     $  351      $    0     $ 1,111
Precision Assembly........         0            461             0           122            0         390           0         973
Packaging Systems.........         0          2,839             0           560        1,056           0           0       4,455
Assembly & Test...........         0          8,193(1)          0          (608)          29       1,012           0       8,626
Corporate.................         0              0             0             0            0           0           0           0
                             -------        -------        ------       -------      -------      ------      ------     -------
  Total...................   $     0        $12,553(1)     $1,128       $(1,290)     $ 1,021      $1,753      $    0     $15,165
                             =======        =======        ======       =======      =======      ======      ======     =======
FISCAL 2001
Material Processing.......   $16,673        $     0        $    0       $ 3,047      $ 6,773      $1,366      $  466     $28,325
Precision Assembly........    10,000            119             0         3,667          100       1,048           0      14,934
Packaging Systems.........     7,353          1,506            48         1,195        2,419         172         517      13,210
Assembly & Test...........     4,193              0             0           137        1,982         186         466       6,964
Divested business.........         0              0         9,067           150          117           0           0       9,334
Corporate.................         0          2,069          (642)            0            0           0           0       1,427
                             -------        -------        ------       -------      -------      ------      ------     -------
  Total...................   $38,219        $ 3,694        $8,473       $ 8,196      $11,391      $2,772      $1,449     $74,194
                             =======        =======        ======       =======      =======      ======      ======     =======

---------------

(1) The restructuring charge was adjusted from that previously reported due to the recording of an additional restructuring and related items charge of $2,221 related to the curtailment/settlement loss on the U.K. pension plan at Assembly Technology & Test, Ltd.

     Material Processing segment operating income increased $30.3 million to income of $8.7 million for the twelve months ended June 30, 2002 from a loss of $21.6 million for the twelve months ended June 24, 2001. As shown in the table above, certain charges and expenses decreased by $27.2 million in fiscal 2002 from fiscal 2001, which led to a corresponding increase in operating income. Operating margin for the Material Processing segment was 9.1% in fiscal 2002 versus (16.9)% in fiscal 2001. The increase in operating margin was due to the reduction in these charges and expenses and finalization of several large projects with improved profitability, including electronics and automotive tire systems.

     Precision Assembly segment operating income increased $15.2 million to income of $3.8 million for the twelve months ended June 30, 2002 from a loss of $11.4 million for the twelve months ended June 24, 2001. As shown in the table above, certain charges and expenses decreased by $14.0 million in fiscal 2002 from fiscal 2001, which led to a corresponding increase in operating income. Operating margin for the Precision Assembly segment was 5.4% in fiscal 2002 versus (9.5)% in fiscal 2001. The increase in operating margin was due to the reduction in these charges and expenses and the improvement in project performance in the electronics market gained from the manufacturing efficiencies in the production of duplicate systems.

     Packaging Systems segment operating loss decreased $10.2 million to a loss of $3.7 million for the twelve months ended June 30, 2002 from a loss of $13.9 million for the twelve months ended June 24, 2001. As shown in the table above, certain charges and expenses decreased by $8.8 million in fiscal 2002 from fiscal 2001, which led to a corresponding decrease in operating loss. Operating margin for the Packaging Systems segment was (9.0)% in fiscal 2002 versus (26.5)% in fiscal 2001. The increase in operating margin was due primarily to the reduction in these charges and expenses and fiscal 2001 restructuring, which reduced headcount and overhead costs.

     Assembly & Test segment operating income, as adjusted, decreased $8.7 million to a loss of $6.6 million for the twelve months ended June 30, 2002 from income of $2.1 million for the twelve months ended June 24, 2001. The charges and expenses shown in the table above increased by $1.7 million in total for fiscal 2002 versus 2001, which led to a corresponding decrease in operating income. Operating margin for the Assembly & Test segment was (5.5)% in fiscal 2002 versus 1.3% in fiscal 2001. The decrease in operating margin was due to project performance on a few automotive related projects, partially offset by the reduction in the above-described charges and expenses.

     Interest expense decreased $2.7 million, or 18.1%, to $12.2 million for the fiscal year ended June 30, 2002 from the fiscal year ended June 24, 2001. The decrease resulted from lower outstanding borrowings as a result of the application of asset sale proceeds and additional debt paydowns. Dividends on our trust preferred securities were $4.8 million in fiscal 2002 compared to $5.5 million in fiscal 2001 due to the financial recapitalization discussed in "Liquidity and Capital Resources -- Recapitalization," which effectively eliminated the accrued dividend in the fourth quarter of fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow Activity

     Net cash flow generated by operations was $6.3 million in fiscal 2003, compared with $55.4 million in fiscal 2002 and net cash used by operating activities of $8.6 million in fiscal 2001. In fiscal 2003, the reduction in working capital provided $5.3 million of operating cash flow as compared to $52.2 million in fiscal 2002.

     The decrease in working capital of $5.3 million in fiscal 2003 can be primarily attributed to the reduction in net sales of $85.2 million, or 26.1%, from fiscal 2002. Working capital, exclusive of cash, remains at a very low percentage to sales for both fiscal 2003 and fiscal 2002 (13.3% and 10.4%, respectively). Note 13 to the audited consolidated financial statements included herein provides a breakdown of the components of costs and estimated earnings in excess of amounts billed on uncompleted contracts (CIE) and billings in excess of costs and estimated earnings (BIE) that contributed to the decrease in working capital. As shown in Note 13, costs incurred on uncompleted contracts decreased $57.6 million from June 30, 2002 to June 29, 2003 reflecting our much lower level of project activity at June 29, 2003, although net CIE/BIE has actually increased. The lower project activity is reflected primarily on the statement of cash flows as a reduction in accounts receivable. Projects are being shipped and not being replaced with new projects. Also contributing to the decrease in working capital are working capital management programs that we put into place during fiscal 2002 to ensure that project cash flow could be financed with our capital resources. The reductions in the various components in working capital were a result of better management of payment terms with customers and suppliers, a shift of project mix towards projects with better payment terms and a focus on reduction of inventories carried.

     The decrease in working capital of $52.2 million in fiscal 2002 can be primarily attributed to the reduction in net sales of $184.8 million, or 36.2%, from fiscal 2001. Costs incurred on uncompleted contracts decreased $108.3 million from June 24, 2001 to June 30, 2002 reflecting our much lower level of project activity at

June 30, 2002. Also contributing to the decrease in working capital were the working capital management programs discussed above.

     Our working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, the relatively large amounts invoiced and collected for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

     Proceeds from the disposal of assets of $2.9 million offset capital expenditures in fiscal 2003 of $2.9 million, resulting in $10,000 of net cash provided from investing activities. The disposal of assets in fiscal 2003 included the sale/leaseback of the Alcester, England facility in October 2002 for $0.7 million, the sale of the Leominster, Massachusetts facility in January 2003 for $1.3 million and the sale of the Erie, Pennsylvania facility in March 2003 for $0.9 million. Capital expenditures in fiscal 2003 included the purchase and installation of a press for the tool and die business of the Material Processing segment, leasehold improvements for the new facility in Leominster, Massachusetts and normal recurring replacements or refurbishments of machinery and equipment. Net cash provided by investing activities of $21.5 million in fiscal 2002 resulted from the proceeds of $18.8 million from the disposal of Detroit Tool Metal Products, Scheu & Kniss and Hansford Parts and Products, the sale/leaseback of our Hyannis, Massachusetts manufacturing facility for $5.5 million and the sale of miscellaneous pieces of property, plant and equipment. Net cash used by investing activities of $1.1 million in fiscal 2001 were for capital expenditures of $3.2 million offset partially by $2.0 million from the sale of our corporate airplane and the sale of substantially all of the assets of Vanguard Technical Solutions. We anticipate capital expenditures in fiscal 2004 to be approximately $2.0 million.

     During fiscal 2003, we repaid $19.8 million in borrowings from the cash balance at June 30, 2002 and the cash generated from operations and assets sales. Due to financial covenant defaults in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, no further borrowings are currently available under the revolving portion of our senior credit facility. We are negotiating with our lenders for a waiver of these defaults. We believe that cash flows from operations, together with available borrowings under our credit facility, assuming we obtain such waivers in the near future and there are otherwise no significant reductions in availability or acceleration of indebtedness due to defaults under our credit facility, will be sufficient to meet our working capital, capital expenditures and debt service needs up to July 2, 2004, the maturity date of our senior credit facility. If we do not obtain waivers for our current financial covenant defaults in the near future, our ability to meet our liquidity needs prior to July 2, 2004 could be materially adversely affected if we are not able to effectively manage our cash. The report of our independent auditors on our audited consolidated financial statements that are included in this Annual Report states that our current defaults under the senior credit facility, recurring losses and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern. We will need to delay or reduce capital expenditures, restructure or refinance our debt, sell assets and/or seek additional equity capital in order to satisfy our liquidity needs after July 2, 2004. If we are unable to do so, we will not be able to continue our operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue our operations with minimal disruption and preserve the value of our assets.

     Senior Credit Facility and Trust Preferred Securities

     We use our borrowings under our senior credit facility to fund working capital requirements, capital expenditures and finance charges. Borrowings under our senior credit facility are secured by substantially all of our domestic assets. As of June 29, 2003, our senior credit facility consisted of a $54.3 million revolving credit facility and a $6.0 million term credit facility. Of this amount, $40.8 million was outstanding (including $0.9 million in outstanding letters of credit) and total borrowing availability was $19.4 million.

     As a result of our financial performance in fiscal 2003 and in July and August of fiscal 2004, we were in default of the minimum EBITDA, minimum EBITDA to interest expense and minimum net worth covenants of our senior credit facility. In July 2003, we received permanent waivers of the covenant defaults in the first nine months of fiscal 2003. In conjunction with the waiver of these covenant defaults, the revolving credit facility was temporarily reduced to $45.0 million, with revolver advances in excess of $42.0 million requiring majority lender approval. We are negotiating with our lending group to waive covenant defaults in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004. Until we receive these waivers, no further borrowings are available under the revolving portion of our senior credit facility, which could materially adversely affect our ability to satisfy our liquidity needs if we are not able to effectively manage our cash.

     See "Business -- Risk Related to Our Business -- The covenants and restrictions under our senior credit facility could limit our operating and financial flexibility" for a discussion of restrictive covenants contained in the credit facility.

     Our senior credit facility will expire on July 2, 2004. We are actively engaged in negotiations to refinance our senior credit facility and sell certain assets in order to satisfy our obligations under the senior credit facility at or prior to its maturity on July 2, 2004. While we believe we will be able to replace the facility, we may not be able to obtain new financing on terms acceptable to us or our current bank group. If that is the case, the current bank group may not be willing to further extend the credit facility. If the current bank group is not willing to extend the credit facility, new financing on acceptable terms is not available and we are not able to generate cash by selling assets, we will not be able to make the lump sum payment that will otherwise be due on July 2, 2004. If we do not have sufficient funds to satisfy our obligations under the senior credit facility, we will not be able to continue our operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue our operations with minimal disruption and preserve the value of our assets. See "Cash Flow Activity" for disclosure regarding the going concern opinion issued by our independent auditors.

     At June 29, 2003, interest rates were 8.0% on outstanding domestic indebtedness and 8.17% on outstanding Sterling Pound indebtedness. Interest rates at June 29, 2003 were based on the prime rate plus 4.0% or the Eurodollar rate plus 4.5%. The facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150,000 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates.

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

     In connection with our financial recapitalization transaction that we completed on June 20, 2002, we restructured our agreement with the TIDES holders and, among other things, exchanged half of the outstanding TIDES, plus the deferred quarterly distributions of $15.1 million on the TIDES, for 6,260,658 shares of our common stock. See "Recapitalization -- TIDES Exchange" below. We have guaranteed the payment of distributions and payments on liquidation of the Trust or the redemption of the TIDES. Through this guarantee, our junior subordinated debentures, the debentures' indenture and the Trust's declaration of trust, taken together, we have fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the TIDES. Thus, while the TIDES are not included in our liabilities for financial reporting purposes and instead appear on our consolidated balance sheet between liabilities and stockholders' equity, they represent obligations of DTI. See "New Accounting Pronouncements" for the impact of new accounting standards on the TIDES balance sheet classification.

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

     Bank Amendment

     Pursuant to the Bank Amendment:

     - our lenders permanently waived financial covenant defaults resulting from our financial performance in fiscal 2002;

     - the maturity date of our senior credit facility was extended from July 2, 2002 to July 2, 2004;

     - the total commitment under the facility was reduced to $76.4 million, comprised of a $70.0 million revolver and a $6.4 million term loan (with subsequent reductions as described above);

     - a monthly asset coverage test (65% of eligible accounts and 25% of eligible inventory) was established for all revolver advances in excess of $53.0 million (subsequently removed with the July 2003 decreases to the revolving credit commitment to $45.0 million); and

     - the interest rate was reset at the Eurodollar Rate plus 4% or the Prime Rate plus 3.5% for all revolver advances up to $53.0 million and the Prime Rate plus 4% for all revolver advances in excess of $53.0 million (subsequently changed in the March 2003 amendment increasing the Eurodollar Rate increment to 4.5% and Prime Rate increment to 4.0%).

     The Bank Amendment requires us to make pro rata reductions of the revolving loan commitment and term loan (1) of $1.5 million per quarter, (2) as a result of excess cash flow (as defined in the credit facility agreement) for the fiscal year ended June 29, 2003, and (3) as a result of proceeds from equity issuances other than in connection with employee stock option exercises. The Bank Amendment also reset the financial covenants under the senior credit facility, including maintenance of minimum levels of EBITDA and quarterly net worth and maximum annual capital expenditures. We made all required debt payments during fiscal 2003.

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

     We filed a registration statement on Form S-3 with the Commission and registered the resale of the shares of common stock issued upon the exchange, and issuable upon our future conversion, of the TIDES. We also granted the holders of the TIDES as a group the right to appoint one representative to attend and observe meetings of our board of directors. This right will expire upon the conversion of all of the remaining trust preferred securities into shares of common stock.

     Private Placement

     As part of the financial recapitalization, we consummated a private placement to several stockholders of 7.0 million shares of our common stock at $3.20 per share. We used the proceeds of the offering to repay indebtedness of approximately $18.5 million under the senior credit facility and to pay transaction expenses of approximately $3.9 million. The registration statement on Form S-3 was filed with the Commission and registered the resale of these shares of common stock.

     Pursuant to the share purchase agreement for the Private Placement, we amended our Amended and Restated By-laws and our stock incentive plans to provide that, unless approved by the holders of a majority of the shares of our outstanding common stock, we will not:

     - grant stock options that have an exercise price less than the underlying stock's fair market value on the grant date;

     - reprice any outstanding stock options, including through the cancellation of options and grant of replacement options with a lower exercise price or accelerated vesting schedule or restricted stock;

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

     Industrial Revenue Bonds

     On July 27, 1998, our wholly-owned subsidiary, Sencorp Systems, Inc. participated in the issuance of $7.0 million of Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A (Bonds) to fund the expansion of our facility in Hyannis, Massachusetts. The Bonds were scheduled to mature July 1, 2023 and bore interest at a floating rate (4.7% as of June 30, 2002) determined weekly by Quick and Reilly, the bond remarketing agent. On June 25, 2002, we consummated a sale/leaseback transaction of the Hyannis facility, and informed the bond trustee of our intention to use the net proceeds thereof to prepay the $5 million outstanding balance of the Bonds on August 1, 2002. Accordingly, the Bonds were classified as a current liability as of June 30, 2002. The Bonds were prepaid in full and retired on August 1, 2002.

     Repayment of Borrowings

     During fiscal 2003, we repaid $19.8 million in borrowings from the cash generated from operations and asset sales. During fiscal 2002, we repaid $79.7 million in borrowings from the cash generated from operations, assets sales and the Private Placement.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual cash obligations as of June 29, 2003:

                                                                FISCAL YEAR
                                   ---------------------------------------------------------------------
                                    2004      2005      2006     2007     2008     THEREAFTER    TOTAL
                                   -------   -------   ------   ------   -------   ----------   --------
                                                              (IN THOUSANDS)
Long-term debt:
  Senior credit facility.........  $ 6,000   $39,492       --       --        --         --     $ 45,492
  Trust preferred securities.....       --        --       --       --   $35,000         --       35,000
  Capital leases.................      227       217   $  198   $  176       185    $ 1,708        2,711
Other long-term obligations:
  Operating leases...............    5,872     3,921    3,508    2,515     2,089     13,165       31,070
  Deferred compensation
     arrangements................      136       136      136      136       136        388        1,068
  U.K. pension funding...........      330       330      330      330       330      1,650        3,300(1)
  German pension liability.......       --        --       --       --        --        854          854(2)
  Directors' deferred
     compensation................       --        --       --       --        --        931          931(2)
  Executives' non-qualified
     retirement plan.............       --        --       --       --        --        160          160(2)
                                   -------   -------   ------   ------   -------    -------     --------
          Total:.................  $12,565   $44,096   $4,172   $3,157   $37,740    $18,856     $120,586
                                   =======   =======   ======   ======   =======    =======     ========

---------------

(1) Amount pertains to commitment to increase funding to improve the funding status of the pension plan.

(2) Amount pertains to contractual cash obligations for which there is no predetermined date of payment.

BACKLOG

     Our backlog is based upon customer purchase orders that we believe are firm. As of June 29, 2003, we had $88.9 million of orders in backlog, which compares to a backlog of approximately $142.8 million as of June 30, 2002. Backlog and orders by segment for the current and prior year period were as follows:

                                                        BACKLOG AS OF                    ORDERS
                                                -----------------------------   -------------------------
                                                JUNE 29, 2003   JUNE 30, 2002   FISCAL 2003   FISCAL 2002
                                                -------------   -------------   -----------   -----------
Material Processing...........................      $25.1          $ 54.7         $ 52.9        $ 93.2
Precision Assembly............................        9.2            23.9           21.3          50.9
Packaging Systems.............................        8.0            14.9           29.5          38.8
Assembly & Test...............................       46.6            49.3           87.0          74.6
Divested business.............................         --              --             --           0.8
                                                    -----          ------         ------        ------
                                                    $88.9          $142.8         $190.7        $258.3
                                                    =====          ======         ======        ======

     Our backlog continues to decrease as a result of the softness in orders across all segments. The decreases in backlog and orders for the Material Processing and Precision Assembly segments primarily reflect the decrease in new projects with Hewlett-Packard. The decrease in backlog of the Material Processing segment also reflects the cancellation of the $12.0 million of orders for Green Packaging's biodegradable foam laminate packaging equipment. The decrease in backlog and orders for the Packaging Systems segment primarily reflects the decrease in projects with our larger pharmaceutical customers. The Assembly & Test segment recorded the only increase in orders for fiscal 2003 as compared to fiscal 2002. The increase was from automotive projects that resulted from international customers and new technology projects. Regarding our order outlook across business segments, we remain cautious about any increase in order levels.

     The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification (e.g., Green Packaging's cancelled orders described above). Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of the quoted profit margin on the project. We believe most of the orders in our backlog as of June 29, 2003 will be recognized as sales during fiscal 2004.

FOREIGN OPERATIONS

     Our primary foreign operations are conducted through subsidiaries in the United Kingdom and Germany. Our Canadian subsidiary was closed in August 2002. The functional currencies of these subsidiaries are the currencies native to the specific country in which the subsidiary is located. Foreign operations accounted for approximately $42.4 million, $57.9 million and $72.4 million of our net sales in fiscal 2003, 2002 and 2001, respectively. Loss from operations for our foreign operations were $11.8 million, $6.0 million and $14.2 million in fiscal 2003, 2002 and 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supersedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The disclosure requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter. In October 2003, the FASB decided to defer the implementation date of FIN 46. The new effective date for FIN 46 is the end of the first interim or annual period subsequent to December 15, 2003, which is our second quarter of fiscal 2004. We have not created any new variable interest entities since January 31, 2003 and are continuing to assess the impact to our consolidated financial statements.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which is our first quarter of fiscal 2004. We are currently considering the impact this standard will have, in conjunction with FIN 46, with respect to our TIDES securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These exposures primarily relate to having investments in assets denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. We mitigate certain of our foreign currency exposure by borrowing in the local functional currency in countries where we have significant assets denominated in foreign currencies. These borrowings include Pounds Sterling in the United Kingdom. We utilize derivative financial instruments, including forward exchange contracts, to manage certain of our foreign currency risks that we consider practical to do so. We do not enter into derivative financial instruments for trading purposes. Market risks that we currently have elected not to hedge primarily relate to our floating-rate debt.

     We have determined that the fair value of our long-term debt (variable interest rates) approximates its book value at June 29, 2003. Regarding our foreign exchange forward contracts, we have two contracts outstanding at June 29, 2003 with a notional amount of approximately $5.1 million. The carrying amount and fair value of the contracts at June 29, 2003 were approximately $0.3 million. Both contracts expire within 120 days. The estimated fair values of the foreign exchange forward contracts were calculated based on market rates. These values represent the estimated amounts the Company would receive or pay to terminate the contracts.

     If interest rates increase 1% in fiscal 2004, as compared to fiscal 2003, our interest expense would increase and net income would decrease by approximately $0.4 million, assuming no tax benefits. This amount has been determined using the assumptions that our outstanding floating-rate debt, as of June 29, 2003, will continue to be outstanding throughout fiscal 2004 and that the average interest rates for these instruments will increase 1% over fiscal 2003. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, we would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the consolidated financial statements and notes thereto on pages F-1 through F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     We carried out an evaluation pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of fiscal year 2003. Based upon the foregoing, our President and Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2003 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement will be filed with the Commission prior to October 27, 2003. The information required by this item will be set forth under the caption "Proposal One: Election of Directors," under the caption "Executive Officers," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be set forth under the caption "Executive Compensation" in the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement, which information is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not yet applicable.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

                                                               PAGE
                                                               ----
1.   Financial Statements
     Report of PricewaterhouseCoopers LLP, independent
     public auditors........................................   F-2
     Consolidated Balance Sheets as of June 29, 2003 and
     June 30, 2002, As Adjusted.............................   F-3
     Consolidated Statement of Operations for the Fiscal
     Years Ended June 29, 2003, June 30, 2002, As Adjusted,
     and June 24, 2001......................................   F-4
     Consolidated Statement of Changes in Stockholders'
     Equity for the Fiscal Years Ended June 29, 2003, June
     30, 2002, As Adjusted, and June 24, 2001, As
     Adjusted...............................................   F-5
     Consolidated Statement of Cash Flows for the Fiscal
     Years Ended June 29, 2003, June 30, 2002, As Adjusted,
     and June 24, 2001......................................   F-6
     Notes to Consolidated Financial Statements.............   F-7
2.   Financial Statement Schedules
     Report of Independent Auditors on Financial Statement
     Schedule...............................................   S-1
     Schedule VIII Valuation and Qualifying Accounts and
     Reserves for the Fiscal Years Ended June 29, 2003, June
     30, 2002 (As Adjusted) and June 24, 2001...............   S-2
All other schedules are omitted because they are not
applicable or the required information is shown in the
financial statements or notes thereto.
3.   Exhibits
     The exhibits listed on the accompanying Index to
     Exhibits are filed as part of this Report.

     (b) Reports on Form 8-K

          On May 7, 2003, a Current Report on Form 8-K was filed to report, pursuant to Items 7 and 9 thereof, a release of the Company's earnings for the third quarter of fiscal 2003, among other things.

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

                                          DT INDUSTRIES, INC.

                                          By:      /s/ JOHN M. CASPER
                                            ------------------------------------
                                                       John M. Casper
                                            Senior Vice President -- Finance and
                                                  Chief Financial Officer

Dated: October 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 14, 2003.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

               /s/ JAMES J. KERLEY                                 Chairman of the Board
 ------------------------------------------------
                 James J. Kerley


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


              /s/ WILLIAM H.T. BUSH                                       Director
 ------------------------------------------------
                William H.T. Bush


               /s/ CHARLES A. DILL                                        Director
 ------------------------------------------------
                 Charles A. Dill


              /s/ ROBERT C. LANNERT                                       Director
 ------------------------------------------------
                Robert C. Lannert


               /s/ LEE M. LIBERMAN                                        Director
 ------------------------------------------------
                 Lee M. Liberman


                /s/ JOHN F. LOGAN                                         Director
 ------------------------------------------------
                  John F. Logan


               /s/ CHARLES POLLNOW                                        Director
 ------------------------------------------------
                 Charles Pollnow

                              DT INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, independent public
  auditors..................................................  F-2
Consolidated Balance Sheets as of June 29, 2003 and June 30,
  2002, As Adjusted.........................................  F-3
Consolidated Statement of Operations for the Fiscal Years
  Ended June 29, 2003, June 30, 2002, As Adjusted, and June
  24, 2001..................................................  F-4
Consolidated Statement of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 29, 2003, June 30, 2002,
  As Adjusted, and June 24, 2001, As Adjusted...............  F-5
Consolidated Statement of Cash Flows for the Fiscal Years
  Ended June 29, 2003, June 30, 2002, As Adjusted, and June
  24, 2001..................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of DT Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows, present fairly, in all material respects, the financial position of DT Industries, Inc. and its subsidiaries at June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently in default of certain debt covenants and has not obtained as of the date hereof a waiver for such defaults. The Company has also suffered recurring losses and has a significant accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As described in Notes 2 and 17, the Company restated its consolidated financial statements for the year ended June 30, 2002.

     As described in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective June 25, 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
October 14, 2003

                              DT INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             ADJUSTED
                                                              JUNE 29,    JUNE 30, 2002
                                                                2003     (NOTES 2 AND 17)
                                                              --------   ----------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,912       $ 18,847
  Accounts receivable, net..................................    28,999         54,936
  Costs and estimated earnings in excess of amounts billed
     on uncompleted contracts...............................    29,242         31,449
  Inventories, net..........................................    28,905         26,777
  Prepaid expenses and other................................     5,886          7,546
                                                              --------       --------
     Total current assets...................................    97,944        139,555
Property, plant and equipment, net..........................    30,041         37,329
Goodwill, net...............................................    75,316        122,364
Other assets, net...........................................     5,944          6,886
                                                              --------       --------
                                                              $209,245       $306,134
                                                              ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of other long-term debt...................  $    124       $  5,140
  Senior secured term and revolving credit facility.........    39,492          6,000
  Accounts payable..........................................    16,200         21,049
  Customer advances.........................................    15,739         13,124
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     5,003         12,020
  Accrued liabilities.......................................    26,137         29,595
                                                              --------       --------
     Total current liabilities..............................   102,695         86,928
                                                              --------       --------
Long-term debt..............................................     1,491         45,381
Other long-term liabilities.................................    24,316          7,707
                                                              --------       --------
                                                                25,807         53,088
                                                              --------       --------
Commitments and contingencies (Note 10)
Company-obligated, mandatorily redeemable convertible
  preferred securities of subsidiary DT Capital Trust
  holding solely convertible junior subordinated debentures
  of the Company............................................    37,005         35,401
                                                              --------       --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,500,000 shares
     authorized; no shares issued and outstanding...........        --             --
  Common stock, $0.01 par value; 100,000,000 shares
     authorized; 23,667,932 and 23,647,932 shares issued and
     outstanding at June 29, 2003 and June 30, 2002,
     respectively...........................................       246            246
  Additional paid-in capital................................   188,060        188,546
  Accumulated deficit.......................................  (103,394)       (25,797)
  Accumulated other comprehensive loss......................   (18,479)        (8,741)
  Unearned portion of restricted stock......................      (178)          (470)
  Less --
     Treasury stock (968,488 and 988,488 shares at June 29,
      2003 and June 30, 2002, respectively), at cost........   (22,517)       (23,067)
                                                              --------       --------
     Total stockholders' equity.............................    43,738        130,717
                                                              --------       --------
                                                              $209,245       $306,134
                                                              ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                              DT INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     FISCAL YEAR ENDED
                                                      -----------------------------------------------
                                                                         ADJUSTED
                                                                         JUNE 30,
                                                        JUNE 29,           2002            JUNE 24,
                                                          2003       (NOTES 2 AND 17)        2001
                                                      ------------   -----------------   ------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales...........................................  $   241,066       $   326,276      $   511,102
Cost of sales.......................................      199,471           261,011          437,017
                                                      -----------       -----------      -----------
Gross profit........................................       41,595            65,265           74,085
Selling, general and administrative expenses........       51,337            55,603           90,494
Goodwill/asset impairment (Note 11).................       51,880                --           38,219
Restructuring and related items (Note 15)...........        2,200            12,553            3,694
Net loss on disposal of assets (Note 6).............          974             1,128            8,473
                                                      -----------       -----------      -----------
Operating loss......................................      (64,796)           (4,019)         (66,795)
Interest expense, net...............................        6,340            12,198           14,891
Dividends on Company-obligated, mandatorily
  redeemable convertible preferred securities of
  subsidiary DT Capital Trust holding solely
  convertible junior subordinated debentures of the
  Company...........................................        1,604             4,834            5,506
                                                      -----------       -----------      -----------
Loss before benefit for income taxes................      (72,740)          (21,051)         (87,192)
Provision (benefit) for income taxes................        4,857            (3,900)         (14,120)
                                                      -----------       -----------      -----------
Net loss............................................  $   (77,597)      $   (17,151)     $   (73,072)
Gain on conversion of trust preferred securities,
  net of tax........................................           --            16,587               --
                                                      -----------       -----------      -----------
Loss to common stockholders.........................  $   (77,597)      $      (564)     $   (73,072)
                                                      ===========       ===========      ===========
Loss to common stockholders per common share:
  Basic.............................................  $     (3.28)      $     (0.05)     $     (7.18)
  Diluted...........................................  $     (3.28)      $     (0.05)     $     (7.18)
                                                      ===========       ===========      ===========
Weighted average common shares outstanding:
  Basic.............................................   23,650,439        10,733,249       10,172,811
  Diluted...........................................   23,650,439        10,733,249       10,172,811

          See accompanying Notes to Consolidated Financial Statements.

                              DT INDUSTRIES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             RETAINED       ACCUMULATED     UNEARNED
                                              ADDITIONAL     EARNINGS/         OTHER       PORTION OF                  TOTAL
                                     COMMON    PAID-IN     (ACCUMULATED)   COMPREHENSIVE   RESTRICTED   TREASURY   STOCKHOLDERS'
                                     STOCK     CAPITAL       (DEFICIT)         LOSS          STOCK       STOCK        EQUITY
                                     ------   ----------   -------------   -------------   ----------   --------   -------------
                                                           (IN THOUSAND, EXCEPT SHARE AND PER SHARE DATA)
BALANCE, JUNE 25, 2000 -- AS
  ADJUSTED (NOTES 2 AND 17)........   $113    $1,333,348     $  64,426       $ (1,978)       $  --      $(30,778)    $165,131
Comprehensive loss:
  Net loss.........................                            (73,072)
  Foreign currency translation.....                                               (80)
    Total comprehensive loss.......                                                                                   (73,152)
Issuance of 230,000 shares of
  restricted stock.................               (5,567)                                     (767)        6,334           --
Amortization of earned portion of
  restricted stock.................                                                            106                        106
Payment on stock subscriptions
  receivable.......................                   72                                                                   72
                                      ----    ----------     ---------       --------        -----      --------     --------
BALANCE, JUNE 24, 2001 -- AS
  ADJUSTED (NOTES 2 AND 17)........    113       127,853        (8,646)        (2,058)        (661)      (24,444)      92,157
                                      ----    ----------     ---------       --------        -----      --------     --------
Comprehensive loss:
  Net Loss.........................                            (17,151)
  Foreign currency translation.....                                              (214)
  Minimum pension obligation
    adjustment.....................                                            (6,469)
    Total comprehensive loss.......                                                                                   (23,834)
Gain on conversion of trust
  preferred securities, net of
  tax..............................               16,587                                                               16,587
Issuance of 50,000 shares of
  restricted stock.................               (1,064)                                     (313)        1,377           --
Amortization of earned portion of
  restricted stock.................                                                            504                        504
Issuance of 7,000,000 shares of
  common stock at $3.20 per share
  in offering, net of transaction
  fees.............................     70        21,128                                                               21,198
Issuance of 6,260,658 shares of
  common stock in exchange for
  trust preferred securities and
  distributions thereon, net of
  transaction fees.................     63        24,007                                                               24,070
Payments on stock subscriptions
  receivable.......................                   35                                                                   35
                                      ----    ----------     ---------       --------        -----      --------     --------
BALANCE, JUNE 30, 2002 -- AS
  ADJUSTED (NOTES 2 AND 17)........    246       188,546       (25,797)        (8,741)        (470)      (23,067)     130,717
                                      ----    ----------     ---------       --------        -----      --------     --------
Comprehensive loss:
  Net loss.........................                            (77,597)
  Foreign currency translation.....                                               259
  Minimum pension obligation
    adjustment.....................                                           (10,294)
  Deferred hedging gain............                                               297
    Total comprehensive loss.......                                                                                   (87,335)
Issuance of 20,000 shares of
  restricted stock.................                 (486)                                      (64)          550           --
Amortization of earned portion of
  restricted stock.................                                                            356                        356
                                      ----    ----------     ---------       --------        -----      --------     --------
BALANCE, JUNE 29, 2003 --..........   $246    $  188,060     $(103,394)      $(18,479)       $(178)     $(22,517)    $ 43,738
                                      ====    ==========     =========       ========        =====      ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                              DT INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                                             ADJUSTED
                                                              JUNE 29,    JUNE 30, 2002     JUNE 24,
                                                                2003     (NOTES 2 AND 17)     2001
                                                              --------   ----------------   --------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(77,597)      $(17,151)      $(73,072)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation............................................     4,771          6,466          9,240
    Amortization............................................     2,362          3,339          7,163
    Deferred income tax provision...........................    17,021           (579)       (14,045)
    Goodwill/asset impairment (Note 11).....................    51,880             --         38,219
    Net loss on disposal of assets (Note 6).................       974          1,128          8,473
    Other asset write-downs.................................        --          2,940          1,457
    Deferral of dividends on convertible trust preferred
      securities............................................     1,604          4,834          5,506
  (Increase) decrease in current assets, excluding the
    effect of acquisitions/ dispositions:
    Accounts receivable.....................................    26,676         10,431         13,391
    Costs and estimated earnings in excess of amounts billed
      on uncompleted contracts..............................     1,408         57,116        (20,274)
    Inventories.............................................    (1,673)         8,167         10,310
    Prepaid expenses and other..............................       566          3,905          7,549
  Increase (decrease) in current liabilities, excluding the
    effect of acquisitions/ dispositions:
    Accounts payable........................................    (4,104)       (15,990)        (6,272)
    Customer advances.......................................     5,362         (3,606)         2,836
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................   (10,155)         2,579          1,309
    Accrued liabilities and other...........................   (12,757)        (8,155)          (403)
                                                              --------       --------       --------
         Net cash provided by (used in) operating
           activities.......................................     6,338         55,424         (8,613)
                                                              --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures....................................    (2,873)        (2,923)        (3,178)
    Proceeds from the disposal of assets (Note 6)...........     2,896         24,465          2,049
    Other...................................................       (13)            --             (7)
                                                              --------       --------       --------
         Net cash provided by (used in) investing
           activities.......................................        10         21,542         (1,136)
                                                              --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from (repayments of) revolving loans.....   (14,253)       (75,257)        10,494
    Payments on borrowings..................................    (5,501)        (4,403)        (1,661)
    Financing costs.........................................      (352)        (5,932)        (1,547)
    Net proceeds from equity transactions...................        --         21,233             72
                                                              --------       --------       --------
         Net cash provided by (used in) financing
           activities.......................................   (20,106)       (64,359)         7,358
Effect of exchange rate changes.............................      (177)           735           (809)
                                                              --------       --------       --------
Net increase (decrease) in cash.............................   (13,935)        13,342         (3,200)
Cash and cash equivalents at beginning of period............    18,847          5,505          8,705
                                                              --------       --------       --------
Cash and cash equivalents at end of period..................  $  4,912       $ 18,847       $  5,505
                                                              ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) during the period for:
      Interest..............................................  $  4,464       $  8,981       $ 12,515
      Income taxes..........................................  $(12,094)      $ (2,430)      $ (1,737)

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has experienced operating losses, has an accumulated deficit of $103.4 million, is in default of certain covenants on its senior credit facility and its operating performance continues to be impacted by depressed levels of capital spending in the markets it serves. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company has initiated discussions with several lenders and is actively engaged in negotiations to sell certain assets for purposes of refinancing borrowings under its credit facility, and expects to complete such refinancing prior to July 2, 2004. While the Company believes it will be able to replace the facility, the Company may not be able to find new financing on terms acceptable to the Company or the current bank group. If that is the case, the current bank group may not be willing to further extend the credit facility. If the current bank group is not willing to extend the credit facility, new financing at acceptable terms is not available and the Company is not able to generate cash by selling assets, the Company would not be able to make the lump sum payment that will otherwise be due on July 2, 2004. If sufficient funds to satisfy obligations under the senior credit facility are not available, the Company would not be able to continue its operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue its operations with minimal disruption and preserve the value of its assets.

     The Company's senior credit facility, described in Note 4, matures on July 2, 2004 and borrowings thereunder of approximately $39,492 are presented as current debt in the accompanying June 29, 2003 consolidated balance sheet.

NOTE 2 -- BUSINESS

     DT Industries, Inc. (DTI or the Company) is a designer, manufacturer and integrator of automated production equipment and systems used to manufacture, test or package a variety of industrial and consumer products. The Company's operations are located in North America and Europe, but its products are sold throughout the world.

    Current Adjustment to Historical Financial Results

     In connection with the acquisition of Assembly Technology and Test (ATT) in fiscal 1998, the Company assumed defined benefit plans for the United Kingdom and Germany divisions. On the opening balance sheet, the Company did not record a prepaid pension asset related to the U.K. plan nor subsequently adjusted the prepaid pension asset in following years. The U.K. pension plan was overfunded by $3,518 at the acquisition date. Due to stock market declines and actuarial changes, the U.K. plan became underfunded in fiscal 2002 and required a charge to stockholders' equity of $6,469 to establish a minimum pension liability. Also, it was determined that a curtailment and a settlement loss occurred in fiscal 2002 due to enhanced pension benefits provided to 18 individuals terminated between April and June of fiscal 2002. The curtailment and settlement losses, though previously disclosed in the notes to the Company's 2002 financial statements, were not previously recorded as part of the restructuring and related items charge on the statement of operations for the fiscal year ended June 30, 2002. The statement of operations impact in fiscal 2002 was an increase in the restructuring and related items charge of $2,221. The previously reported balance sheets since the acquisition of Assembly Technology and Test, in fiscal 1998 have also been adjusted to properly reflect the status of the U.K. pension plan, including the recording of a prepaid pension asset at the acquisition date of $3,518, the reduction in goodwill due to the additional prepaid pension asset and a related reduction in goodwill amortization, and adjustments to stockholders' equity -- other comprehensive income to reflect the minimum pension liability in fiscal 2002.

     The Company also made an adjustment to beginning retained earnings for the reversal of certain opening balance sheet reserves of $2,160 related to the acquisitions of Hansford and ATT (in fiscal 1997 and 1998, respectively), which were established to cover certain contingencies at the date of acquisition and were

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

included in costs and earnings in excess of amounts billed on uncompleted projects. In subsequent years, the Company did not charge the actual losses against the reserve nor reverse the reserves when the contingencies were resolved.

     The Company has also adjusted net income during each of the first three quarters of 2003, by reversing the tax benefits recorded during each of those periods.

     A comparison of previously reported to adjusted consolidated statement of operations line items for the fiscal year ended June 30, 2002 and consolidated balance sheet line items as of June 30, 2002 is provided in Note 17 to the audited consolidated financial statements included herein. Adjusted unaudited consolidated quarterly financial data for the fiscal years ended June 29, 2003 and June 30, 2002 is included in Note 18 to the audited consolidated financial statements included herein.

    June 2002 Recapitalization

     On June 20, 2002, the Company consummated a major financial recapitalization transaction comprised of an amendment to its senior credit facility (the "Bank Amendment"), a restructuring of its TIDES securities (the "TIDES Exchange") and the sale of 7.0 million shares of its common stock for $3.20 per share in a private placement (the "Private Placement"). Each component of the financial recapitalization is described below.

    Bank Amendment

     Pursuant to the Bank Amendment:

     - the Company's lenders permanently waived previous financial covenant defaults resulting from its financial performance in fiscal 2002;

     - the maturity date of the Company's senior credit facility was extended from July 2, 2002 to July 2, 2004;

     - the total commitment under the facility was reduced to $76,441, comprised of a $70,000 revolver and a $6,441 term loan (with subsequent reductions as described in Note 4);

     - a monthly asset coverage test (65% of eligible accounts and 25% of eligible inventory) was established for all revolver advances in excess of $53,000 (subsequently removed with the July 2003 decreases to the revolving credit commitment to $45.0 million);

     - the interest rate was reset at the Eurodollar Rate plus 4% or the Prime Rate plus 3.5% for all revolver advances up to $53,000 and the Prime Rate plus 4% for all revolver advances in excess of $53,000 million (subsequently changed in the March 2003 amendment increasing the Eurodollar Rate increment to 4.5% and Prime Rate increment to 4.0%); and

     - $1,500 quarterly pro rata reductions of the revolving loan commitment and term loan were required.

See Note 4 for additional information on the Bank Amendment and further amendments to the Company's senior credit facility.

    TIDES Exchange

     As part of the financial recapitalization, the Company consummated the TIDES Exchange, whereby:

     - the TIDES holders exchanged $35,000 of outstanding TIDES and $15,085 of accrued and unpaid distribution thereon into 6,260,658 shares of common stock of the Company at a price of $8.00 per share;

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     - the maturity date of the remaining $35,000 of TIDES was shortened from May 31, 2012 to May 31, 2008;

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

    Private Placement

     On June 20, 2002, the Company consummated the Private Placement to several stockholders of 7.0 million shares of its common stock at $3.20 per share. The Company used the proceeds of this offering to repay indebtedness of approximately $18,500 under the Company's senior credit facility and to pay transaction expenses of approximately $3,900.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Revenue Recognition

     Almost all of the Company's net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. The Company also derives net sales from the sale of spare and replacement parts and servicing installed equipment and systems. The Company recognizes revenue under the percentage of completion method or upon delivery and acceptance in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     A summary of revenues by fiscal year recognized under the two methods of accounting is as follows:

                                                               FISCAL YEAR ENDED
                                                 ----------------------------------------------
                                                 JUNE 29, 2003   JUNE 30, 2002   JUNE 24, 2001
                                                 -------------   -------------   --------------
Percentage of completion.......................    $136,390        $223,650         $374,167
Delivery and acceptance under SAB 101..........     104,676         102,626          136,935
                                                   --------        --------         --------
     Total.....................................    $241,066        $326,276         $511,102
                                                   ========        ========         ========

     Progress billings and cash deposits received from customers on contracts in process recognized under the percentage of completion accounting method are reflected as costs and estimated earnings in excess of amounts billed on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. Progress billings and cash deposits received from customers on contracts in process recognized upon delivery and acceptance are reflected as customer advances in the consolidated balance sheet. Costs and estimated earnings in excess of amounts billed on uncompleted contracts represent costs and earnings recognized in excess of customer advances billed or collected. Billings in excess of costs and estimated earnings on uncompleted contracts represent customer advances billed or collected in excess of costs incurred and earnings recognized. See Note 13 for additional information.

    Capitalization of Certain Engineering Costs

     The Company capitalizes the initial engineering costs on multiple systems orders and amortizes these costs to systems in backlog concurrent with recognition of revenue on such systems. During fiscal 2003, the Company capitalized $505 of initial engineering costs in the third quarter related to the process and equipment development for Earthshell's biodegradable foam laminate packaging equipment. These costs were reversed in the fourth quarter in conjunction with the cancellation of the customer orders. The Company did not capitalize any engineering costs in fiscal 2002. During fiscal 2001, the Company capitalized approximately $2,400 of initial engineering costs of which approximately $1,300 was amortized during fiscal 2002 and $1,100 was amortized in fiscal 2001.

    Warranty Accrual

     The Company routinely incurs warranty cost after projects are installed and closed. The Company records these costs as warranty charges and they are included in cost of sales. Warranty costs are estimated at the time a project is closed based on the Company's historical warranty experience and consideration of any known warranty issues.

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

    Concentrations of Credit Risk and Allowance for Doubtful Accounts

     The Company sells its production equipment and systems to a range of manufacturing companies. However, historically the Company's five top customers have accounted for at least 25% of the Company's consolidated net sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, although many customers pay deposits to the Company prior to shipment of its products. The Company monitors its exposure at each balance sheet date and adjusts the allowance account for amounts estimated to be uncollectible. The Company maintains a specific policy for its allowance for doubtful accounts as it relates to significantly past due receivables and requires amounts to be reserved for unless certain indicators from the customer exist that indicate future payments will be made.

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

    Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39.5 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its fair value. During fiscal 2003, the Company recorded a fixed asset impairment charge of $2,500 which, along with the goodwill impairment charge in fiscal 2003, is separately reflected in operating expenses on the statement of operations. There were no such fixed asset charges during fiscal 2002 or 2001.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Expenditures for repairs, maintenance and renewals are expensed as incurred. Expenditures that improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

    Goodwill and Intangible Assets

     The Company elected to early adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) in the first quarter of fiscal 2002. SFAS 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their initial recognition. Among the requirements of SFAS 142 are:

     - Goodwill and indefinite-lived intangible assets are not amortized. Discontinuance of goodwill amortization reduced pre-tax amortization expense by $5,287 in fiscal 2002;

     - Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level annually or more frequently if circumstances indicate potential impairment;

     - The amortization period of intangible assets that have finite lives are not limited to 40 years; and

     - Additional financial statement disclosures about goodwill and intangible assets are required.

     See Note 11 for discussion of goodwill impairment and the additional financial statement disclosures.

    Research and Development

     Research and development costs are expensed as incurred. These costs approximated $1,914, $3,445 and $2,785 in fiscal 2003, 2002 and 2001, respectively, and are included as selling, general, and administrative expenses in the accompanying consolidated statement of operations.

    Fair Value of Financial Instruments

     The Company has financial instruments consisting of floating rate long-term debt and derivative instruments, consisting of foreign exchange forward contracts. The Company has determined that the fair value of its long-term debt approximates its book value at June 29, 2003. Our international divisions utilize foreign exchange forward contracts to manage foreign currency risks on customer orders denominated in a foreign currency other than their functional currency. The Company accounts for these contracts as cash flow hedges under SFAS 133, "Accounting for Derivative Instruments and Hedging Activity" which requires all derivatives to be reported on the balance sheet at fair value, with changes in fair value recognized either in earnings or equity, depending on the nature of the underlying transaction and how effective the derivative is at offsetting price movements in the underlying exposure. The Company has two contracts outstanding at June 29, 2003 with a notional amount of approximately $5,100. The carrying amount and fair value of the contracts at June 29, 2003 were $297. Both contracts expire within 120 days. The estimated fair values of the foreign exchange forward contracts were calculated based on market rates. These values represent the estimated amounts the Company would receive to terminate the contracts. The contracts maintain high correlation with changes in the underlying currency and therefore qualify for hedge accounting.

    Income Taxes

     The Company files a consolidated federal income tax return which includes its domestic subsidiaries. The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 09). Under SFAS 109, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax bases of

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

assets and liabilities, and their carrying amounts for financial reporting purposes. SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. See
Note 7 for additional information.

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

     Had compensation costs for the Company's stock incentive plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's loss to common stockholders and loss to common stockholders per basic and diluted share would have been increased to the pro forma amounts indicated below. Because future stock option awards may be granted, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

                                                                         ADJUSTED
                                                               FISCAL     FISCAL     FISCAL
                                                                2003       2002       2001
                                                              --------   --------   --------
Loss to common stockholders -- as reported..................  $(77,597)   $ (564)   $(73,072)
  Add: Total stock-based compensation expense included in
     loss to common stockholders -- as reported.............       356       504         106
  Deduct: Total stock-based compensation expense determined
     under fair value method for all awards, net of tax.....      (689)     (852)       (673)
                                                              ========    ======    ========
Loss to common stockholders -- pro forma....................  $(77,930)   $ (912)   $(73,639)
                                                              ========    ======    ========
  Loss to common stockholders per basic and diluted
     share -- as reported...................................  $  (3.28)   $(0.05)   $  (7.18)
  Loss to common stockholders per basic and diluted
     share -- pro forma.....................................  $  (3.30)   $(0.08)   $  (7.24)
                                                              ========    ======    ========

    Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of the components of comprehensive income or loss in the financial statements. The components of comprehensive loss included in the Company's financial statements are net loss, minimum pension liability, foreign currency translation and the valuation adjustment on derivative financial instruments, which are disclosed in the consolidated statement of changes in stockholders' equity.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Fiscal Year

     The Company uses a 52-53 week fiscal year that ends on the last Sunday in June.

    Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supersedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The disclosure requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter. In October 2003, the FASB decided to defer the implementation date of FIN 46. The new effective date for FIN 46 is the end of the first interim or annual period subsequent to December 15, 2003, which is the second quarter of fiscal 2004 for the Company. The Company has not created any new variable interest entities since January 31, 2003 and is currently assessing the impact of adopting FIN 46.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 which is the first quarter of fiscal 2004 for the Company. The Company is currently considering the impact this standard will have, in conjunction with FIN 46, with respect to its TIDES securities.

NOTE 4 -- FINANCING

     Long-term debt consisted of the following at the end of the last two fiscal years:

                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Term and revolving loans under senior credit facility:
  Term loan.................................................  $ 5,996    $ 6,441
  Revolving loans...........................................   33,496     44,846
Other long-term debt (including capital leases).............    1,615      5,234
                                                              -------    -------
                                                               41,107     56,521
Less -- current portion of senior credit facility...........   39,492      6,000
Less -- current portions of other long-term debt............      124      5,140
                                                              -------    -------
                                                              $ 1,491    $45,381
                                                              =======    =======

     Due to financial covenant defaults in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, no further borrowings are currently available under the revolving portion of the Company's senior credit facility. The Company is currently negotiating with its lenders for a waiver of these defaults. If the Company does not obtain waivers for its current financial covenant defaults in the near future, its ability to meet its liquidity needs prior to July 2, 2004, the maturity date of the credit facility, could be materially adversely affected.

     On June 20, 2002, the Company extended the senior credit facility, which was scheduled to mature on July 2, 2002, through an amendment to the term and revolving loan agreement. As a result of covenant

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

defaults, the agreement was further amended in March and July 2003 resulting in certain revisions to the terms of the agreement. Significant terms of the agreement as amended through July 2003 were:

     - A maturity of July 2, 2004;

     - $1,500 quarterly scheduled commitment reductions prorated between the term and revolving loan commitments through June 2004;

     - Interest rates for amounts borrowed under the credit facility are based on Prime Rate plus 4.0% or Eurodollar Rate plus 4.5%. At June 29, 2003, interest rates on outstanding indebtedness were 8.0% on domestic borrowings and 8.17% on Sterling Pound borrowings.

     The amended facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates. Total borrowing availability under the credit facility, as of June 29, 2003, was $19,415. Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries.

     On June 26, 2002, the Company completed a sale/leaseback on the facility in Hyannis, Massachusetts and repaid the outstanding balance of $5,000 on Massachusetts Industrial Finance Agency Multi-Mode Industrial Development Revenue Bonds 1998 Series A on August 1, 2002.

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

     On June 20, 2002, the Company completed a financial recapitalization transaction pursuant to which, among other things, in the TIDES Exchange the holders of the Convertible Preferred Securities agreed to restructure the Convertible Preferred Securities (and the Junior Debentures of the Company held by the Trust) such that, among other things, $35,000 of the outstanding Convertible Preferred Securities plus approximately $15,085 in accrued and unpaid distributions on the Convertible Preferred Securities were exchanged for 6,260,658 shares of common stock. The conversion price of the remaining $35,000 outstanding Convertible Preferred Securities (and the Junior Debentures of the Company held by the Trust) was lowered to $14.00 per share, the distributions on the Convertible Preferred Securities do not accrue from April 1, 2002 until July 2, 2004, and the maturity date of the Convertible Preferred Securities was accelerated to May 31, 2008. Dividend expense of $1,604 annually on the remaining Convertible Preferred Securities is recorded reflecting an approximate effective yield of 4.6% over the life of the remaining Convertible Preferred Securities.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     As a result of the TIDES Exchange, the Company recorded a gain on conversion of the trust preferred securities of $16,587, net of tax of $8,787, in June 2002. The shares were valued for book and tax purposes based on the market price of the Company's common stock on the closing date of the TIDES Exchange. The gain on conversion of the trust preferred securities was recorded directly to equity and has been reflected on the consolidated statement of operations below net loss to arrive at loss to common stockholders in fiscal 2002.

NOTE 6 -- DISPOSITIONS

     The following table summarizes certain information regarding the Company's disposal of assets during the past three fiscal years:

                                                                       NET CASH    GAIN OR (LOSS)
 DATE OF SALE                     BUSINESS OR ASSET                    PROCEEDS      ON DISPOSAL
---------------   --------------------------------------------------   --------   -----------------
SALES OCCURRING DURING THE FISCAL YEAR ENDED JUNE 24, 2001
January 2001...   Corporate airplane                                   $ 1,465         $   640
March 2001.....   Vanguard Technical Solutions, Inc.                       523          (1,249)

SALES OCCURRING DURING THE FISCAL YEAR ENDED JUNE 30, 2002
June 2001......   Detroit Tool Metal Products Co. (DTMP)               $14,250         $(1,618)
July 2001......   Scheu & Kniss (S&K)                                    3,939          (6,200)
October 2001...   Hansford Parts & Products (HPP)                          622              --
June 2002......   Hyannis, Massachusetts facility (sale/leaseback)       5,524          (1,128)

SALES OCCURRING DURING THE FISCAL YEAR ENDED JUNE 29, 2003
October 2002...   Alcester, England facility (sale/leaseback)              679              --
January 2003...   Leominster, Massachusetts facility                     1,300            (250)
March 2003.....   Erie, Pennsylvania facility                              850            (645)

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

NOTE 7 -- INCOME TAXES

     Loss before provision (benefit) for income taxes was taxed under the following jurisdictions:

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                              JUNE 29,   JUNE 30,   JUNE 24,
                                                                2003       2002       2001
                                                              --------   --------   --------
Domestic....................................................  $(60,383)  $ (8,146)  $(73,803)
Foreign.....................................................   (12,357)   (12,905)   (13,389)
                                                              --------   --------   --------
                                                              $(72,740)  $(21,051)  $(87,192)
                                                              ========   ========   ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The provision (benefit) for income taxes charged to operations was as follows:

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,   JUNE 24,
                                                                2003       2002       2001
                                                              --------   --------   --------
Current
  U.S. Federal..............................................  $(10,130)  $(10,380)  $   (237)
  State.....................................................      (881)     1,148       (296)
  Foreign...................................................      (970)        --       (473)
                                                              --------   --------   --------
     Total current..........................................   (11,981)    (9,232)    (1,006)
                                                              --------   --------   --------
Deferred
  U.S. Federal..............................................    15,546      5,050     (8,584)
  State.....................................................      (222)       282     (1,273)
  Foreign...................................................     1,514         --     (3,257)
                                                              --------   --------   --------
     Total deferred.........................................    16,838      5,332    (13,114)
                                                              --------   --------   --------
  Total provision (benefit).................................  $  4,857   $ (3,900)  $(14,120)
                                                              ========   ========   ========

     Deferred tax assets (liabilities) are comprised of the following:

                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   ---------
DEFERRED TAX ASSETS
  Net operating loss (NOL) carryforwards....................  $ 12,807   $ 12,839
  Project and inventory reserves............................     1,889      3,407
  Bad debt reserves.........................................       836        824
  Goodwill and intangibles amortization/impairment..........     1,322         --
  Other accruals............................................     2,547      5,461
  Other.....................................................       915      2,442
                                                              --------   --------
Total deferred tax assets...................................    20,316     24,973
DEFERRED TAX LIABILITIES
  Depreciation..............................................  $ (2,072)  $ (2,519)
  Earnings recognized under percentage of completion........      (841)    (3,081)
  Goodwill and intangibles amortization/impairment..........        --       (637)
  Other.....................................................    (8,433)    (2,257)
                                                              --------   --------
Total deferred tax liabilities..............................   (11,346)    (8,494)
Deferred tax assets valuation allowance.....................   (21,574)   (16,479)
                                                              --------   --------
Total net deferred tax assets (liabilities).................   (12,604)        --
Current deferred tax liability included in accrued
  liabilities...............................................    (8,285)        --
                                                              --------   --------
Long-term deferred tax liability............................  $ (4,319)  $     --
                                                              ========   ========

     The deferred tax assets valuation allowance has been recorded to reflect the potential non-realization of NOL carryforwards and deferred tax assets in the United States. At June 29, 2003 the Company had available

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

domestic NOL carryforwards for income tax reporting purposes of approximately $33,703, which will begin to expire in 2019.

     Included in the deferred tax liabilities (other line item) is $8,285 of U.S. Federal refunds received related to a bad debt deduction taken on the fiscal 2002 tax return, a portion of which relates to the Competent Authority request discussed below.

     Kalish, Inc., a wholly-owned Canadian subsidiary of the Company, agreed to an assessment by the Canadian Customs and Revenue Agency for its tax years 1996 through 2001. The additional taxable income agreed to in the assessment was offset by NOL carryforwards and credits that would have otherwise been included in the deferred tax asset valuation allowance. As the majority of the assessment relates to transfer pricing adjustments, the Company has submitted a Competent Authority request pursuant to the United States-Canada Income Tax Treaty to reflect the results of the Canadian audit in the Company's United States income tax returns for the same periods. While the final outcome of these proceedings cannot be predicted, the Company has fully reserved for this matter pending final resolution.

     The effective tax rates differ from the U.S. Federal income tax rate for the following reasons:

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,   JUNE 24,
                                                                2003       2002       2001
                                                              --------   --------   --------
Benefit at the U.S. statutory rate..........................  $(25,459)  $(7,368)   $(30,517)
Deferred tax assets valuation allowance.....................     7,758     5,747       7,848
Reserve for Federal refund on bad debt deduction............     8,285        --          --
Non-deductible goodwill amortization/impairment.............    14,487        --       9,881
State taxes.................................................      (717)     (700)     (1,100)
Canadian loss deduction.....................................        --    (1,645)         --
U.K. interest non-trading loss..............................       659        --          --
Other.......................................................      (156)       66        (232)
                                                              --------   -------    --------
Provision (benefit) for income taxes........................  $  4,857   $(3,900)   $(14,120)
                                                              ========   =======    ========

     The above income tax disclosures exclude the effect of the gain on conversion of preferred securities in fiscal 2002 as described in Note 5.

NOTE 8 -- RETIREMENT PLANS

     The Company offers substantially all of its employees a retirement savings plan under Section 401(k) of the Internal Revenue Code. Each employee may elect to enter a written salary deferral agreement under which a maximum of 100% of their salary, subject to aggregate limits required under the Internal Revenue Code, may be contributed to the plan. In fiscal 2003, the Company suspended any matching, mandatory or discretionary contributions to the plan. During the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, the Company made contributions of approximately $1,867, $3,549 and $4,557, respectively.

     During fiscal 1999, the Company created a non-qualified deferred compensation plan for certain executive employees. Each employee may elect to enter a written salary deferral agreement under which a maximum of 100% of their salary, less any amounts contributed under the 401(k) plan, may be contributed to the plan. In fiscal 2003, the Company discontinued any matching, mandatory or discretionary contributions to the plan.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In connection with the acquisition of Assembly Technology and Test, Ltd. in fiscal 1998, the Company assumed defined benefit plans for the international divisions. The following sets forth reconciliations of the projected benefit obligations (PBO) of the defined benefit plans:

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Beginning balance...........................................  $30,618    $24,525
  Service cost..............................................      991      1,186
  Interest cost.............................................    1,893      1,720
  Actuarial loss............................................    3,461        183
  Other.....................................................     (864)       602
  Foreign currency translation..............................    2,617      2,402
                                                              -------    -------
Ending balance..............................................  $38,716    $30,618
                                                              =======    =======

     The following sets forth the reconciliations of the fair value of plan assets of the defined benefit plans:

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Beginning balance...........................................  $22,347    $23,170
  Return on plan assets.....................................   (1,822)    (2,508)
  Employer contributions....................................    1,064        901
  Other.....................................................     (859)    (1,007)
  Foreign currency translation..............................    1,640      1,791
                                                              -------    -------
Ending balance..............................................  $22,370    $22,347
                                                              =======    =======

     The following sets forth the funded status of the defined benefit plans as of the end of the last two fiscal years:

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Projected benefit obligation................................  $ 38,716   $30,618
Fair value of plan assets...................................    22,370    22,347
                                                              --------   -------
Excess of projected benefit obligation over plan assets.....    16,346     8,271
Unrecognized loss...........................................   (17,386)   (9,672)
Minimum liability adjustment in stockholders' equity........    17,315     6,469
                                                              --------   -------
Net accrued benefit cost and minimum pension liability......  $ 16,275   $ 5,068
                                                              ========   =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following sets forth the defined benefit pension plans' net periodic pension cost:

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                              JUNE 29,   JUNE 30,   JUNE 24,
                                                                2003       2002       2001
                                                              --------   --------   --------
Service cost................................................  $   991    $ 1,186    $ 1,175
Interest cost...............................................    1,893      1,720      1,525
Expected return on plan assets..............................   (1,947)    (2,031)    (2,167)
Other.......................................................      530      2,184         --
                                                              -------    -------    -------
Net periodic pension cost...................................  $ 1,467    $ 3,059    $   533
                                                              =======    =======    =======

     Included in the Other line in fiscal 2002 was $2,221 of curtailment/settlement costs recorded as a restructuring charge on the adjusted consolidated statement of operations for the fiscal year ended June 30, 2002.

     The weighted-average assumptions used to determine the PBO are as follows:

                                                               FISCAL YEAR ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Discount rate...............................................    5.25%      6.00%
Expected return on plan assets..............................    7.00%      8.50%
Rate of compensation increase...............................    2.50%      3.50%

     Recognition of a minimum pension liability is necessary whenever the actuarial present value of accumulated pension benefits exceeds available plan assets. Recording a minimum pension liability adjustment has no impact on the results of operations or cash flows. At June 29, 2003 and June 30, 2002, the Company recognized minimum pension obligations of $15,421 and $4,422, respectively, for its pension plans. The adjustments include charges to equity in those years of $10,294 and $6,469, respectively. Consistent with the overall tax situation of the Company as of June 29, 2003, a full valuation allowance has been provided through a charge to equity for the deferred tax assets.

     Effective December 31, 2001, the Company cancelled all of its domestic post retirement medical and life insurance benefit plans. As a result of the cancellation, the Company reversed its post retirement benefit obligation resulting in income of $1,325 in fiscal year 2002.

NOTE 9 -- STOCK COMPENSATION PLANS

     The Company has three stock incentive plans: the 1994 Employee Stock Option Plan (Employee Plan), the 1994 Directors Non-Qualified Stock Option Plan (Directors Plan) and the 1996 Long-Term Incentive Plan (LTIP Plan).

     The Employee Plan provides for the granting of options to the Company's executive officers and key employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 900,000 shares of common stock may be granted under the Employee Plan. Options outstanding at June 29, 2003 entitle the holders to purchase common stock at prices ranging between $1.69 and $31.25 per share. Options outstanding become exercisable over five years from the date of grant. The right to exercise the options expires ten years from the date of grant or earlier if an option holder ceases to be employed by the Company.

     The Directors Plan provides for the granting of options to the Company's directors, who are not employees of the Company, to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 100,000 shares of common stock may be granted under

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the Directors Plan. Options outstanding at June 29, 2003 entitle the holders to purchase common stock at prices ranging between $4.19 and $30.25 per share. Options outstanding become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of such date. All options granted under the Directors Plan expire ten years from the date of grant or earlier if a director leaves the board of directors of the Company.

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

     The Company issued 20,000 shares, 50,000 shares and 230,000 shares or restricted common stock of the Company in fiscal 2003, 2002 and 2001, respectively, with four-year vesting periods under the LTIP Plan. Upon issuance of the restricted shares, unearned compensation expense equivalent to the market value at the date of grant was charged to Stockholders' Equity and will be amortized to expense over the vesting period. The lapsing of restrictions on these shares will be accelerated in certain circumstances, one of which is a change in control of the Company.

     A summary of the status of the Company's stock incentive plans as of June 29, 2003, June 30, 2002 and June 24, 2001, and changes during the years then ended are presented below:

                                   FISCAL YEAR 2003       FISCAL YEAR 2002       FISCAL YEAR 2001
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,007,767    $13.14    1,129,138    $13.95    1,328,513    $14.27
Granted........................     17,500    $ 2.58      125,500    $ 6.21       72,000    $ 4.39
Exercised......................         --        --           --        --           --        --
Forfeited......................   (164,850)   $15.07     (246,871)   $13.61     (271,375)   $12.49
                                 ---------              ---------              ---------
Outstanding at end of year.....    860,417    $12.56    1,007,767    $13.14    1,129,138    $13.95
                                 =========              =========              =========
Exercisable at end of year.....    634,467                697,617                706,450
                                 =========              =========              =========

     The following table summarizes certain information for options currently outstanding and exercisable at June 29, 2003:

                                                  OPTIONS OUTSTANDING
                                          ------------------------------------    OPTIONS EXERCISABLE
                                                         WEIGHTED                ----------------------
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------                  -----------   -----------   --------   -----------   --------
$1-$6...................................    278,300         7.5        $ 5.44      100,600      $ 5.64
$7-$14..................................    321,205         2.7        $12.40      286,005      $12.71
$15-$20.................................    201,212         3.4        $17.00      188,162      $17.06
$21-$37.................................     59,700         3.0        $31.59       59,700      $31.59
                                            -------                                -------
                                            860,417                                634,467
                                            =======                                =======

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                              FISCAL    FISCAL    FISCAL
                                                               2003      2002      2001
                                                              -------   -------   -------
Expected life of options....................................  5 years   5 years   5 years
Risk-free interest rate.....................................     3.05%     4.37%     5.22%
Expected volatility of stock................................       92%       73%       69%
Expected dividend yield.....................................      0.0%      0.0%      0.0%

     The weighted average fair value of options granted during the years ended June 29, 2003, June 30, 2002 and June 24, 2001 was $1.85, $3.91 and $2.63 per
share, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings, machinery, equipment and furniture under various noncancelable capital and operating lease agreements. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                              CAPITAL   OPERATING
FISCAL YEAR:                                                  LEASES     LEASES
------------                                                  -------   ---------
2004........................................................  $  227     $ 5,872
2005........................................................     217       3,921
2006........................................................     198       3,508
2007........................................................     176       2,515
2008........................................................     185       2,089
2009 and thereafter.........................................   1,708      13,165
                                                              ------
                                                               2,711
  Amount representing interest..............................   1,224
                                                              ------
  Present value.............................................  $1,487
                                                              ======

     Total lease expense under noncancelable operating leases was approximately $7,048, $6,227 and $7,133 for the years ended June 29, 2003, June 30, 2002 and
June 24, 2001, respectively.

     The staff of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the accounting practices at our Kalish and Sencorp subsidiaries that led to the restatements of our consolidated financial statements for fiscal years 1997, 1998 and 1999 and the first three quarters of fiscal 2000, as well as the issues at AMI that led to the accounting adjustments to our previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, and to our previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002. We are cooperating fully with the Commission in connection with its investigation and cannot currently predict the duration or outcome of the investigation.

     In November 1998, pursuant to the agreement by which we acquired Kalish, Mr. Graham L. Lewis, a former executive officer and director of DTI, received an additional payment based on Kalish's earnings for each of the three years after the closing. As a result of the prior restatement due to accounting practices at Kalish, we believe that the additional payment should not have been made. During fiscal 2001, we commenced legal action against Mr. Lewis in Superior Court, Civil Division in Montreal, Quebec to recover this payment and certain bonuses paid to Mr. Lewis. Mr. Lewis has counter-sued for wrongful termination and is seeking to recover monetary damages, including severance, loss of future income, emotional distress and harm to

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

reputation, equal to $2.8 million Canadian dollars. There has been little discovery in these actions to date. Management believes that our suit against Mr. Lewis has merit. Management further believes that Mr. Lewis' counter-suit is without merit. We intend to pursue vigorously our claims against Mr. Lewis and defend against his counter-suit.

     In July 2003, Green Packaging SDN BHD and Green Earth Packaging Corp. (collectively, "Green Packaging") filed a complaint against Detroit Tool & Engineering Company ("DTE"), a wholly-owned subsidiary of DTI, in the Superior Court of the State of California, County of Santa Barbara. As causes of action, the complaint alleges breach of contract, misappropriation of trade secrets, breach of confidence, unfair business practices, conversion and similar claims arising out of a purchase order pursuant to which DTE was to manufacture for Green Packaging four lines of equipment for the purpose of producing biodegradable food packaging using technology and processes licensed by Green Packaging from EarthShell Corporation. In its complaint, Green Packaging seeks damages "believed to be in excess of $3.3 million," punitive damages and injunctive relief. Prior to the filing of the complaint, Green Packaging had notified DTE that it was canceling its purchase order for the equipment, and DTE had invoiced Green Packaging for cancellation charges in excess of $6.4 million, which has not been paid. DTE filed a motion to quash service of the summons and complaint for lack of personal jurisdiction. Rather than responding to the motion, on September 29, 2003 Green Earth amended its complaint and added DTI as a defendant in that action. The causes of action in the amended complaint are the same as those asserted in the original complaint, with the addition of a breach of guarantee and breach of an additional agreement claims. The Company intends to file a motion to quash service of the summons and complaint for lack of personal jurisdiction. In addition, the Company intends to vigorously defend Green Packaging's action and to vigorously pursue its claim against Green Packaging for the above-referenced cancellation charges.

     Regarding the Green Packaging project, the Company had incurred approximately $8,000 in costs, received approximately $3,300 from the customer and established a reserve of approximately $1,700. The Company has since contracted to sell a majority of the inventory to another customer and expects to recover the approximate $3,000 of net value on its balance sheet at June 29, 2003.

     Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. At June 29, 2003, there are currently seven such claims either pending or that may be asserted against the Company. The Company does not believe that the resolution of these claims, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flow. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for these deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

     In addition to product liability claims, from time to time the Company is the subject of legal proceedings, including claims involving employee, commercial, general liability matters and similar claims, that are incidental to the ordinary course of its business. Except as described above, there are no such material claims currently pending. The Company maintains comprehensive general liability insurance that it believes to be adequate for the continued operation of our business.

NOTE 11 -- GOODWILL AND INTANGIBLE ASSETS

     In the first quarter of fiscal 2002, the Company elected to early-adopt the provisions of SFAS 142. The carrying value of goodwill is assessed for recoverability by management at least on an annual basis. The annual impairment date has been designated as the last day of the fiscal year.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The changes in the carrying amount of goodwill for the fiscal years ended June 29, 2003 and June 30, 2002 were as follows:

                                            MATERIAL    PRECISION   PACKAGING   ASSEMBLY
                                           PROCESSING   ASSEMBLY     SYSTEMS     & TEST
GOODWILL                                    SEGMENT      SEGMENT     SEGMENT    SEGMENT     TOTAL
--------                                   ----------   ---------   ---------   --------   --------
Balance as of June 24, 2001 (As
  Adjusted)..............................   $12,578     $ 47,912    $ 28,309    $31,794    $120,593
Foreign currency translation.............        --           --       1,314        457       1,771
                                            -------     --------    --------    -------    --------
Balance as of June 30, 2002..............    12,578       47,912      29,623     32,251     122,364
Goodwill impairment charge...............        --      (29,390)    (19,990)        --     (49,380)
Foreign currency translation.............        --           --       1,867        465       2,332
                                            -------     --------    --------    -------    --------
Balance as of June 29, 2003..............   $12,578     $ 18,522    $ 11,500    $32,716    $ 75,316
                                            =======     ========    ========    =======    ========

     At June 29, 2003, the Company had one definite-lived intangible asset. This asset is unpatented technology and the gross carrying amount and accumulated amortization at June 29, 2003 were $576 and $424, respectively. The amortization expense related to the intangible asset was $116 for each of the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001. Amortization expense is expected to be $116 for fiscal 2004 and $36 for fiscal 2005. The gross carrying amount, accumulated amortization and amortization expense will vary depending on the prevailing foreign currency exchange rate.

     Prior to the adoption of SFAS 142, the excess of the purchase price over the fair value of net assets acquired in business combinations (goodwill) was capitalized and amortized on a straight-line basis over periods ranging from 15 to 40 years. Goodwill amortization charged to pre-tax income for the year ended June 24, 2001 was approximately $5,296. Accumulated amortization at June 29, 2003 was approximately $28,372. A reconciliation of reported loss to common stockholders and loss to common stockholders per diluted common share adjusted for the exclusion of goodwill amortization for the last three completed fiscal years is as follows:

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,   JUNE 24,
                                                                2003       2002       2001
                                                              --------   --------   --------
Reported loss to common stockholders........................  $(77,597)   $ (564)   $(73,072)
Add back: Goodwill amortization (net of tax)................        --        --       4,701
                                                              --------    ------    --------
Adjusted loss to common stockholders........................  $(77,597)   $ (564)   $(68,371)
                                                              ========    ======    ========
BASIC AND DILUTED LOSS PER SHARE:
Reported loss to common stockholders........................  $  (3,28)   $(0.05)   $  (7.18)
Add back: Goodwill amortization (net of tax)................        --        --        0.46
                                                              --------    ------    --------
Adjusted loss to common stockholders........................  $  (3.28)   $(0.05)   $  (6.72)
                                                              ========    ======    ========

     The carrying value of goodwill is assessed for recoverability by management based on an analysis of future expected cash flows from the underlying operations of the Company's reporting units, unless other evidence of fair value exists such as negotiated selling prices between willing parties or other evidence of fair value determined by an independent party. The Company's reporting units represent the various components of the Company's segments for which discrete financial information is available and management regularly reviews the results. All goodwill has been assigned to reporting units. Each year the Company generates operating forecasts at the reporting unit level, upon which the future expected cash flows are based. Under SFAS 142, the impairment analysis is a two-step process whereby, in the first step, the fair value of the Company's reporting units (as estimated using discounted future cash flows) is compared to the respective carrying value

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of the reporting unit as an indication of whether impairment exists. If the carrying value exceeds the fair value, a second step is required whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill that is then compared to the carrying value of goodwill.

     Management performed the annual impairment assessment as of June 29, 2003. Due to the continuing decline in the operating results of certain reporting units and management's assumptions regarding future performance based on the overall economic recession and reduction in capital spending levels, the Company determined that goodwill recorded at certain reporting units had been impaired and recorded a goodwill impairment charge of $49,380 in accordance with SFAS 142 ($29,390 related to the Precision Assembly segment and $19,990 related to the Packaging Systems segment). The fair value of the goodwill was based on discounted expected future cash flows of the related reporting unit except for the Packaging Systems reporting unit, which utilized an independent valuation of fair value. The Company used a discount rate of 11%, which represents the weighted average cost of capital adjusted for risk factors related to the Company's reporting units.

     As of June 30, 2002, management determined that the goodwill recorded at the Company's reporting units had not been impaired based on the annual impairment assessment. The Company calculated the present value of expected cash flows to determine the fair value of the reporting units using a discount rate of 10%, which represents the weighted cost of capital.

     During the fourth quarter of fiscal 2001, management determined that an assessment of the recoverability of goodwill by division was necessary. The decision was based on a continuing decline in the operating results of certain divisions and management assumptions regarding future performance based on the overall economic recession and an evaluation of the organizational and operational structure of the Company. The assessment was performed at the divisional level as the divisions maintain distinctively identifiable goodwill and represent the lowest level of identifiable cash flows. The Company determined that goodwill recorded for certain subsidiaries had been impaired and recorded an impairment charge of $38,219 in accordance with SFAS 121. The fair value of the goodwill was based on discounted expected future cash flows of the related division, except as described below regarding the Stokes division.

     The components of the fiscal 2001 goodwill write-off were as follows:

Material Processing segment
  Sencorp (Hyannis, Massachusetts)..........................  $10,730
  Stokes (Bristol, Pennsylvania)............................    5,943
                                                              -------
                                                               16,673
Precision Assembly segment
  Mid-West (Buffalo Grove, Illinois.........................  $10,000
Packaging segment
  Kalish (Montreal, Quebec).................................    7,353
Assembly & Test segment
  Hansford (Rochester, New York)............................    4,193
                                                              -------
                                                              $38,219
                                                              =======

     Each of these components relates to assets to be held and used, other than the Stokes portion, which at the time of the analysis was under a letter of intent to be sold. The value stated in the letter of intent was used as the fair market value for purposes of determining goodwill impairment for the Stokes division. The proposed sale of Stokes was ultimately terminated and the business has since been rationalized into our Hyannis, Massachusetts operation. The total fiscal 2001 impairment charge related to the Stokes division was

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$9,249 of which $5,943 was for goodwill impairment, $2,738 was for excess and obsolete inventory and $568 was for other asset write downs. The goodwill impairment is included in the goodwill impairment charge separately disclosed on the statement of operations, the excess and obsolete inventory charge is included in cost of sales and the other asset write-downs are included in selling, general and administrative expenses. During fiscal 2001, prior to the charges discussed above, the Stokes division had revenues of $6,707 and an operating loss of $1,238. At June 24, 2001, the carrying value of the net assets of Stokes was approximately $3,693. The net loss on the disposal of Scheu & Kniss recorded in fiscal 2001, as discussed in Note 6, included a full impairment of the related goodwill of $5,018.

NOTE 12 -- DEPENDENCE ON SIGNIFICANT CUSTOMERS

     Total net sales to a customer in the electronics industry, across the Material Processing and Precision Assembly segments, were $54,409, $99,578 and $141,884 in fiscal 2003, 2002 and 2001, respectively. Total net sales to a customer in the appliance industry for the Material Processing segment were $16,314 in fiscal 2003. Total net sales to two customers in the automotive industry for the Assembly & Test segment were $16,708 and $11,438 in fiscal 2003. Total net sales to a customer in the tire industry for the Material Processing segment were $38,690 in fiscal 2001.

     At June 29, 2003, the Company had total trade receivables from the four significant customers mentioned above of $8,843, of which $7,026 was collected subsequent to year-end.

     Trade receivables recorded for the significant customer in the electronics industry at June 30, 2002 were $19,262, most of which was collected subsequent to year-end.

NOTE 13 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
ACCOUNTS RECEIVABLE
  Trade receivables.........................................  $ 30,547   $ 58,201
  Less -- allowance for doubtful accounts...................    (1,548)    (3,085)
                                                              --------   --------
                                                              $ 28,999   $ 54,936
                                                              ========   ========
COSTS AND ESTIMATED EARNINGS IN EXCESS OF AMOUNTS BILLED ON
  UNCOMPLETED CONTRACTS
  Costs incurred on uncompleted contracts...................  $119,133   $176,781
  Estimated earnings........................................    17,121     39,201
                                                              --------   --------
                                                               136,254    215,982
  Less -- Billings to date..................................  (112,015)  (196,553)
                                                              --------   --------
                                                              $ 24,239   $ 19,429
                                                              ========   ========
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of amounts
     billed.................................................  $ 29,242   $ 31,449
  Billings in excess of costs and estimated earnings........    (5,003)   (12,020)
                                                              --------   --------
                                                              $ 24,239   $ 19,429
                                                              ========   ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         ADJUSTED
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
INVENTORIES, NET
  Raw materials.............................................  $ 11,698   $ 16,652
  Work in process...........................................    18,609     10,958
  Finished goods............................................     4,029      4,292
  Less -- inventory reserves................................    (5,431)    (5,125)
                                                              --------   --------
                                                              $ 28,905   $ 26,777
                                                              ========   ========
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements.....................................  $  3,613   $  5,964
  Buildings and improvements................................    22,708     23,022
  Machinery and equipment...................................    27,246     31,421
  Furniture, fixtures, computer equipment and software......    17,025     18,766
  Construction-in-progress..................................        --        809
                                                              --------   --------
                                                                70,592     79,982
Less -- accumulated depreciation............................   (40,551)   (42,653)
                                                              --------   --------
                                                              $ 30,041   $ 37,329
                                                              ========   ========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits................  $  6,862   $ 10,258
  Accrued warranty..........................................     2,619      3,422
  Restructuring accrual.....................................     1,004      4,678
  Income tax refund accrual.................................     8,285         --
  Other.....................................................     7,367     11,237
                                                              --------   --------
                                                              $ 26,137   $ 29,595
                                                              ========   ========

     The Company routinely incurs warranty costs after projects are installed and completed. The Company reserves for such warranty costs based on its historical warranty experience and consideration of any known warranty issues.

     A summary and rollforward of the warranty reserves for the previous three years are as follows:

                                                  BEGINNING                       ENDING
                                                   BALANCE    EXPENSE   CHARGES   BALANCE
                                                  ---------   -------   -------   -------
Fiscal 2003.....................................   $3,422     $1,986    $(2,789)  $2,619
Fiscal 2002.....................................    3,244      1,753     (1,575)   3,422
Fiscal 2001.....................................    2,527      2,772     (2,055)   3,244

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- WRITE-DOWN OF ASSETS IN FISCAL 2001

     The Company wrote down $21,809 of assets in the fourth quarter of fiscal 2001. A summary and roll-forward of the specific reserves are as follows:

                                  RESERVE AT   FISCAL    FISCAL 2002                               RESERVE AT
                                   JUNE 24,     2002     WRITE-OFFS/                                JUNE 30,
                                     2001      EXPENSE    DISPOSALS    RECOVERIES   DISPOSITIONS      2002
                                  ----------   -------   -----------   ----------   ------------   ----------
Inventory.......................   $10,552     $1,303      $(5,753)     $  (282)       $(695)        $5,125
Accounts receivable.............     8,921      1,208       (4,277)      (2,498)        (269)         3,085

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

     The inventory reserves established in fiscal 2001 assumed an estimated salvage value on certain of the inventory items being reserved. The Company was not able to achieve the estimated salvage value as it disposed of the inventory in fiscal 2002 partially accounting for the incremental expense in fiscal 2002. The Company's disposal activity during fiscal 2002 consisted of selling items for scrap value, returning items to suppliers for credit and throwing items away. The Packaging segment accounts for $4,092 of the reserve at June 30, 2002, of which $2,176 is related to replacement parts held at facilities closed in fiscal 2002 and deemed obsolete.

     The Company recorded $8,330 of accounts receivable write-offs in the fourth quarter of fiscal 2001 resulting in an accounts receivable allowance for doubtful accounts of $8,921 at June 24, 2001. Of this total, $4,500 related to two specific projects for which the Company determined it would not be able to collect. The remaining reserve related to accounts deemed by management to be uncollectible. Due to increased collection efforts, $2,498 of the accounts receivable reserved for were collected in 2002 and therefore the related reserves were reversed.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15 -- RESTRUCTURING

FISCAL 2003 RESTRUCTURING

     On December 13, 2002, the Company announced the closure of its Erie, Pennsylvania facility (also known as Assembly Machines, Inc.), transferring manufacturing operations and the customer base to its Buffalo Grove, Illinois facility as part of its Precision Assembly segment. The Company completed the shutdown and sold the facility in March 2003. The Company recorded a restructuring charge in December 2002 of $1,700, including severance costs of $598 for the termination of 62 employees. The remaining restructuring charge of $1,102 included a $1,049 charge to write-down the land and building to the estimated fair market value and $53 for non-cancellable office and plant equipment leases.

     In June 2003, the Company accrued an additional $500 restructuring charge for idle facility lease commitment costs primarily related to its Rochester, New York leased facility.

     The following table summarizes the changes in the restructuring accruals for the fiscal year ended June 29, 2003:

                            ACCRUED AS    ADDITIONS   RECLASSIFICATION/      CASH       NON-CASH    ACCRUED AS
                            OF JUNE 30,      TO         REDUCTION IN      CHARGES TO   CHARGES TO   OF JUNE 29,
                               2002        RESERVE         RESERVE         ACCRUAL      ACCRUAL        2003
                            -----------   ---------   -----------------   ----------   ----------   -----------
Severance costs...........    $1,431       $  598           $  --          $(2,029)     $    --       $   --
Future lease costs on
  closed facilities.......     2,846          553             275           (2,670)          --        1,004
Asset write-downs.........       307        1,049            (275)              --       (1,081)          --
Other.....................        94           --              --              (94)          --           --
                              ------       ------           -----          -------      -------       ------
                              $4,678       $2,200           $  --          $(4,793)     $(1,081)      $1,004
                              ======       ======           =====          =======      =======       ======

     In July 2003, the Company announced the decision to shut down the manufacturing operations in Buffalo Grove, Illinois of the Precision Assembly segment. Future projects will be manufactured in Lebanon, Missouri as part of the Material Processing segment. In fiscal 2004, the Precision Assembly segment will be consolidated into the Material Processing segment for financial reporting purposes. The Company will record a restructuring charge in the first quarter of fiscal 2004 in connection with the shutdown of the Buffalo Grove facility.

FISCAL 2002 RESTRUCTURING

     During fiscal 2002, the Company announced several actions in connection with its restructuring plan as outlined below. These actions resulted in an aggregate of $12,553, as adjusted, of restructuring charges in fiscal 2002, net of the restructuring charge reversal discussed below.

     - Closure of its Rochester, New York facility, including termination of employees in the fourth quarter of 2002 and the transfer of the customer base of this facility primarily to its Dayton, Ohio and Buffalo Grove, Illinois facilities. The closure was announced January 24, 2002. The restructuring costs, which totaled $3,648 were recorded in the third quarter of fiscal 2002 and included severance costs of $1,334 for the termination of 114 employees. As of June 30, 2002, four employees remained for final administrative duties, all of whom were discharged by the end of the first quarter of fiscal 2003. The remaining restructuring costs included $1,068 for future facility lease and related costs, $1,146 for assets write-offs and $100 for office equipment lease terminations and miscellaneous other charges. The asset write-offs included the remaining value of leasehold improvements, the computer system and show machines. In fiscal 2003, the Company recorded an additional restructuring charge of $500 for additional facility lease and related costs.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     - Closure of its Montreal, Quebec facility, including termination of employees in August 2002, and the transfer of its customer base and assets to its operations in Leominster, Massachusetts. The closure was announced March 22, 2002. The restructuring costs of $2,299 were recorded in the third quarter of fiscal 2002 and included severance costs of $993 for the termination of approximately 83 employees, offset by a reversal of $451 associated with severance accrual recorded in fiscal 2001. The terminations included 8 employees in fiscal 2002 and 75 employees in fiscal 2003. The remaining restructuring costs included $664 for future facility lease and related costs, $1,056 for asset write-offs and $37 of other costs. The asset write-offs included the remaining value of leasehold improvements and the computer system.

     - Transfer of its manufacturing operations in Bristol, Pennsylvania to Hyannis, Massachusetts as part of its Converting Technologies division. The closure was announced March 22, 2002 and completed in September 2002. The restructuring costs of $892 were recorded in the third quarter of fiscal 2002 and included severance costs of $272 and termination of 15 employees (all terminations occurred in fiscal 2003). Approximately 10 employees remain in Bristol for sales and engineering support. The remaining restructuring costs included $400 of asset write-offs, $192 for facility lease and related costs and $28 of other costs. The asset write-offs included the remaining value of leasehold improvements.

     - Transfer of the Assembly and Test-Europe fabrication operations from Gawcott, United Kingdom to its Buckingham, England plant in the fourth quarter of fiscal 2002. The restructuring costs of $1,206 were recorded in the third quarter of fiscal 2002 and included severance costs of $908 for the termination of 43 employees, all of whom were terminated by June 30, 2002. The restructuring costs included $264 for future lease payments and $34 of other costs. Upon the approval of the trustees to the pension plan, certain of the terminated employees were granted enhanced pension benefits resulting in a curtailment/settlement loss to the defined benefit pension plan of $2,221. The previously reported operating results have been adjusted to reflect this curtailment/settlement loss as this amount was not previously reflected in the consolidated financial statements for fiscal 2002.

     - The Company recognized additional restructuring charges of $2,287 in fiscal 2002 ($1,521 in the second quarter, $463 in the third quarter, and $303 in the fourth quarter) primarily related to severance costs associated with management changes and workforce reductions at several divisions, as well as lease payments resulting from the consolidation of two Packaging segment divisions. The restructuring charge included severance costs of $1,747 for termination of 125 employees, $300 for future lease payments and $240 of asset write-offs. All of these employees were terminated by June 30, 2002.

     The following table summarizes the components of fiscal 2002 restructuring accruals:

                                                                        CASH       NON-CASH     AS OF
                                                     RESTRUCTURING    CHARGES      CHARGES     JUNE 30,
                                                        CHARGE       TO ACCRUAL   TO ACCRUAL     2002
                                                     -------------   ----------   ----------   --------
Severance costs....................................     $ 5,255       $(3,824)     $    --      $1,431
U.K. pension plan curtailment/settlement loss......       2,221            --       (2,221)         --
Future lease costs on closed facilities............       2,488            --           --       2,488
Asset write-downs..................................       2,842            --       (2,535)        307
Other..............................................         199          (199)          --          --
                                                        -------       -------      -------      ------
                                                        $13,005       $(4,023)     $(4,756)     $4,226
                                                        =======       =======      =======      ======

FISCAL 2001 RESTRUCTURING

     In the fourth quarter of fiscal 2001, a restructuring charge of $3,694 was established for severance costs associated with management changes and workforce reductions, future lease costs on idle facilities and

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

personnel relocation costs resulting from the corporate office move and the closure of four Packaging segment sales offices and non-cash asset write-downs.

     The Company's fiscal 2001 restructuring plan consisted of the following actions:

     - Closure of Canadian operation's sales offices, including the termination of 64 employees. These offices were closed in the fourth quarter of 2001. In addition, there was a headcount reduction at the Montreal location. These people were notified of termination in the fourth quarter of fiscal year 2001. Total severance costs were $706 and future lease costs on rented office space for the sales offices was $300. As mandated by Canadian law, a six-month waiting period is required before termination after notice is given. After notification, during the six-month period, a number of employees left voluntarily and therefore received no benefits. Accordingly, an amount of $451 was reversed to income in fiscal 2002 and is included in the roll-forward.

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

     The rollforward of the restructuring accrual related to fiscal 2001 is as follows:

                                              ACCRUED AS       CASH       NON-CASH                AS OF
                                              OF JUNE 24,   CHARGES TO   CHARGES TO   REVERSAL   JUNE 30,
                                                 2001        ACCRUAL      ACCRUAL     IN 2002      2002
                                              -----------   ----------   ----------   --------   --------
Severance costs.............................    $1,277       $  (826)      $  --       $(451)      $ --
Future lease costs..........................       685          (327)         --          --        358
Relocation costs............................       544          (544)         --          --         --
Asset write-downs...........................       131            --        (131)         --         --
Other.......................................       242          (148)         --          --         94
                                                ------       -------       -----       -----       ----
                                                $2,879       $(1,845)      $(131)      $(451)      $452
                                                ======       =======       =====       =====       ====

NOTE 16 -- BUSINESS SEGMENTS

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective June 27, 1999. SFAS 131 requires disclosure of segment information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     In fiscal 2002, the Company reorganized operations into four business segments: Material Processing, Precision Assembly, Assembly and Test and Packaging Systems. This structure streamlined product offerings, capitalized on the combined strength of operating units, reduced overlap in the marketplace and improved capacity utilization, internal controls, financial reporting and disclosure controls. The Company began reporting financial results for these four business segments in its Form 10-Q for the fiscal quarter ended September 29, 2002 and has restated the financial information presented for fiscal 2002 and 2001 to reflect these four business segments.

     The Material Processing segment manufactures special machines, automated systems, tooling and fixturing, the Peer(TM) brand of automated welding equipment, high-speed rotary presses and plastic processing machines and equipment for a wide variety of products, such as appliances, electronics, building construction,

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

hardware, cosmetics, food and beverage, toys and automotive accessories. The Material Processing segment is comprised of the DTE and Converting Technologies divisions. The Precision Assembly segment designs, manufactures and integrates custom precision assembly systems, primarily for customers in the medical, electronics, consumer, bioscience and automotive markets. The Packaging Systems segment designs and builds proprietary machines and integrated systems utilized for packaging, liquid filling or tube filling applications that are marketed under individual brand names and manufactured for specific industrial applications using designs we own or license. The Assembly and Test segment designs and builds custom non-synchronous assembly systems, rotary dial assembly systems, electrified monorail material handling systems, fuel injection, engine and transmission test systems, and lean assembly systems primarily for customers in automotive-related and heavy equipment markets.

     In July 2003, the Company announced the closure of its Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of its manufacturing operation to the Material Processing segment's Lebanon, Missouri facilities. An engineering, sales and service office will remain in Illinois to serve Precision Assembly's customers. Beginning in the first quarter of fiscal 2004, the Precision Assembly segment will be consolidated into the Material Processing segment for financial reporting purposes.

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

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Financial information for the Company's reportable segments consisted of the following:

                                                                        ADJUSTED     ADJUSTED
                                                              FISCAL     FISCAL       FISCAL
                                                               2003       2002         2001
                                                             --------   --------     --------
NET SALES
  Material Processing......................................  $ 82,532   $ 95,368     $127,722
  Precision Assembly.......................................    36,915     69,701      120,612
  Packaging Systems........................................    34,446     41,081       52,465
  Assembly & Test..........................................    87,173    119,334      164,200
  Divested businesses......................................        --        792       46,103
                                                             --------   --------     --------
     Consolidated Total....................................  $241,066   $326,276     $511,102
                                                             ========   ========     ========
OPERATING INCOME (LOSS)
  Material Processing......................................  $  5,228   $  8,693     $(21,600)
  Precision Assembly.......................................   (38,852)     3,756      (11,431)
  Packaging Systems........................................   (19,037)    (3,711)     (13,928)
  Assembly & Test..........................................    (3,015)    (6,590)(1)    2,148
  Divested businesses......................................        --        565       (8,173)
  Corporate................................................    (9,120)    (6,732)     (13,811)
                                                             --------   --------     --------
     Consolidated Total....................................  $(64,796)  $ (4,019)    $(66,795)
                                                             ========   ========     ========
ASSETS
  Material Processing......................................  $ 59,546   $ 64,061     $ 80,529
  Precision Assembly.......................................    26,591     77,865      106,080
  Packaging Systems........................................    30,199     53,846       52,171
  Assembly & Test..........................................    83,321     91,990(2)   134,680(2)
  Divested businesses......................................        --         --       27,278
  Corporate................................................     9,588     18,372       12,282
                                                             --------   --------     --------
     Consolidated Total....................................  $209,245   $306,134     $413,020
                                                             ========   ========     ========
CAPITAL EXPENDITURES
  Material Processing......................................  $  1,319   $  1,836     $  1,165
  Precision Assembly.......................................       246        110          106
  Packaging Systems........................................       918        354          616
  Assembly & Test..........................................       368        499          391
  Divested businesses......................................        --          9          522
  Corporate................................................        22        115          378
                                                             --------   --------     --------
     Consolidated Total....................................  $  2,873   $  2,923     $  3,178
                                                             ========   ========     ========
DEPRECIATION AND AMORTIZATION
  Material Processing......................................  $  1,843   $  2,383     $  3,789
  Precision Assembly.......................................       965        916        2,589
  Packaging Systems........................................       622      1,043        2,020
  Assembly & Test..........................................     1,061      1,930        3,673
  Divested businesses......................................        --         33        1,876

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        ADJUSTED     ADJUSTED
                                                              FISCAL     FISCAL       FISCAL
                                                               2003       2002         2001
                                                             --------   --------     --------
  Corporate................................................     2,642      3,500        2,456
                                                             --------   --------     --------
     Consolidated Total....................................  $  7,133   $  9,805     $ 16,403
                                                             ========   ========     ========

---------------

(1) Operating income was adjusted from previously reported due to the recording of an additional restructuring and related items charge of $2,221 related to the curtailment/settlement loss on the U.K. pension plan at Assembly Technology & Test, Ltd.

(2) Assets have been adjusted from that previously reported to properly reflect the status of the U.K. pension plan, including the reduction in goodwill related to the recording of an additional prepaid pension asset of $3,518. The Company also made an adjustment to beginning retained earnings for the reversal of certain opening balance sheet reserves of $2,160 related to the acquisitions of Hansford and ATT, which were included in costs and earnings in excess of amounts billed on uncompleted projects.

     Included in operating income (loss) are the following items:

                                                                        ADJUSTED
                                                              FISCAL     FISCAL      FISCAL
                                                               2003       2002        2001
                                                              -------   --------     -------
GOODWILL/ASSET IMPAIRMENT
  Material Processing.......................................  $    --   $    --      $16,673
  Precision Assembly(1).....................................   30,890        --       10,000
  Packaging Systems(1)......................................   20,990        --        7,353
  Assembly & Test...........................................       --        --        4,193
                                                              -------   -------      -------
     Total..................................................  $51,880   $    --      $38,219
                                                              =======   =======      =======
RESTRUCTURING AND RELATED ITEMS
  Material Processing.......................................  $    --   $ 1,060      $    --
  Precision Assembly........................................    2,200       461          119
  Packaging Systems.........................................       --     2,839        1,506
  Assembly & Test...........................................       --     8,193(2)        --
  Corporate.................................................       --        --        2,069
                                                              -------   -------      -------
                                                              $ 2,200   $12,553      $ 3,694
                                                              =======   =======      =======
LOSS (GAIN) ON DISPOSAL OF ASSETS
  Material Processing.......................................  $    26   $ 1,128      $    --
  Precision Assembly........................................       25        --           --
  Packaging Systems.........................................      923        --           48
  Assembly & Test...........................................       --        --           --
  Divested businesses.......................................       --        --        9,065
  Corporate.................................................       --        --         (640)
                                                              -------   -------      -------
     Total..................................................  $   974   $ 1,128      $ 8,473
                                                              =======   =======      =======

---------------

(1) The fiscal 2003 goodwill/asset impairment charge for the Precision Assembly and Packaging Systems segments included $1,500 and $1,000, respectively, of property, plant and equipment asset impairment.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) Operating income was adjusted from that previously reported due to the recording of an additional restructuring and related items charge of $2,221 related to the curtailment/settlement loss on the U.K. pension plan at Assembly Technology & Test, Ltd.

     In addition to the items noted above, the corporate operating loss in fiscal 2001 included approximately $3,487 of legal and professional fees associated with the investigations into the prior years' accounting irregularities.

     The reconciliation of segment operating income (loss) to consolidated loss before provision/benefit for income taxes consisted of the following:

                                                                             ADJUSTED
                                                                FISCAL        FISCAL        FISCAL
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
Material Processing.........................................   $  5,228      $  8,693      $(21,600)
Precision Assembly..........................................    (38,852)        3,756       (11,431)
Packaging Systems...........................................    (19,037)       (3,711)      (13,928)
Assembly & Test.............................................     (3,015)       (6,590)        2,148
                                                               --------      --------      --------
  Operating income (loss) for reportable segments...........    (55,676)        2,148       (44,811)
Operating income for sold businesses........................         --           565        (8,173)
Corporate...................................................     (9,120)       (6,732)      (13,811)
Interest expense, net.......................................     (6,340)      (12,198)      (14,891)
Dividends on Company-obligated, mandatorily Redeemable
  convertible preferred securities of subsidiary DT Capital
  Trust holding solely convertible junior subordinated
  debentures of the Company.................................     (1,604)       (4,834)       (5,506)
                                                               --------      --------      --------
Consolidated loss before provision/benefit for income
  taxes.....................................................   $(72,740)     $(21,051)     $(87,192)
                                                               ========      ========      ========

     Financial information related to the Company's operations by geographic area consisted of the following:

                                                                FISCAL        FISCAL        FISCAL
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
Net sales
  United States.............................................   $143,495      $180,751      $321,207
  Far East..................................................     26,474        45,138        41,804
  Europe....................................................     47,009        61,460       106,469
  Canada/Latin America......................................     21,325        32,681        41,547
  Other.....................................................      2,762         6,246            75
                                                               --------      --------      --------
     Consolidated Total.....................................   $241,066      $326,276      $511,102
                                                               ========      ========      ========
Long-lived assets
  United States.............................................   $ 23,700      $ 28,764      $ 53,593
  United Kingdom............................................      6,197         7,354         7,213
  Other International.......................................        144         1,211         1,657
                                                               --------      --------      --------
     Consolidated Total.....................................   $ 30,041      $ 37,329      $ 62,463
                                                               ========      ========      ========

     Net sales are attributed to countries based on the shipping destination of products sold. Long-lived assets consist of total property, plant and equipment, net of accumulated depreciation.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 -- ADJUSTED HISTORICAL FINANCIAL STATEMENTS

     As described in Note 1, the Company's balance sheet as of June 30, 2002 and statement of operations for the fiscal year then ended have been adjusted. A comparison of the previously reported and adjusted financial statement line items for this period is presented below. The impact of these adjustments resulted in an increase to the Company's net loss of $2,221 and to the Company's loss to common stockholders per diluted common share of $0.20 per share.

  CONSOLIDATED BALANCE SHEET LINE ITEMS

                                                                              AS PREVIOUSLY
                                                                ADJUSTED        REPORTED
                                                              JUNE 30, 2002   JUNE 30, 2002
                                                              -------------   -------------
Costs and estimated earnings in excess amounts billed on
  uncompleted contracts.....................................    $ 31,449        $ 29,288
Prepaid expenses and other..................................       7,546           8,809
Goodwill, net...............................................     122,364         125,538
Other long-term liabilities.................................       7,707           3,285
Accumulated deficit.........................................     (25,797)        (25,922)
Accumulated other comprehensive loss........................      (8,741)         (1,918)

  CONSOLIDATED STATEMENT OF OPERATIONS LINE ITEMS

                                                                              AS PREVIOUSLY
                                                                ADJUSTED        REPORTED
                                                              JUNE 30, 2002   JUNE 30, 2002
                                                              -------------   -------------
Restructuring charge........................................    $ 12,553        $ 10,332
Operating income (loss).....................................      (4,019)         (1,798)
Loss before provision (benefit) for income taxes............     (21,051)        (18,830)
Net loss....................................................     (17,151)        (14,930)
Income (loss) available to common stockholders..............        (564)          1,657
Income (loss) available to common stockholders per common
  share:
  Basic.....................................................    $  (0.05)       $   0.15
  Diluted...................................................       (0.05)           0.15

     In connection with the acquisition of Assembly Technology and Test (ATT) in fiscal 1998, the Company assumed defined benefit plans for the United Kingdom and Germany divisions. On the opening balance sheet, the Company did not record a prepaid pension asset related to the U.K. plan nor subsequently adjusted the prepaid pension asset in following years. The U.K. pension plan was overfunded at the acquisition date. Due to stock market declines and actuarial changes, the U.K. plan became underfunded in fiscal 2002 and required a charge to stockholders' equity of $6,469 to establish a minimum pension liability. Also, it was determined that a curtailment and a settlement loss occurred in fiscal 2002 due to enhanced pension benefits provided to 18 individuals terminated between April and June of fiscal 2002. The curtailment and settlement losses, although previously disclosed in the notes to the Company's 2002 financial statements, were not previously recorded as part of the restructuring and related items charge on the statement of operations for the fiscal year ended June 30, 2002. The statement of operations impact in fiscal 2002 was an increase in the restructuring and related items charge of $2,221. The previously reported balance sheets since the acquisition of Assembly Technology and Test, in fiscal 1998 have also been adjusted to properly reflect the status of the U.K. pension plan, including the recording of a prepaid pension asset at the acquisition date of $3,518, the reduction in goodwill due to the additional prepaid pension asset and a related reduction in goodwill amortization, and

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

adjustments to stockholders' equity -- other comprehensive income to reflect the minimum pension liability in fiscal 2002.

     The Company also made an adjustment to beginning retained earnings for the reversal of certain opening balance sheet reserves of $2,160 related to the acquisitions of Hansford and Assembly Technology and Test, which were included in costs and earnings in excess of amounts billed on uncompleted projects.

NOTE 18 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     As described in Note 2, the Company adjusted its net income during each of the first three quarters of fiscal 2003. Also, as described in Note 2, the Company adjusted its statement of operations for the year ended June 30, 2002, of which the impact related to the fourth quarter of fiscal 2002. A comparison of the previously reported and adjusted quarterly information is presented below (in thousands, except per share data):

                                                                                NET INCOME (LOSS)
                                                                  ---------------------------------------------
                                                                          2003                    2002
                                                                  ---------------------   ---------------------
                             NET SALES          GROSS PROFIT          AS                      AS
                        -------------------   -----------------   PREVIOUSLY              PREVIOUSLY
                          2003       2002      2003      2002      REPORTED    ADJUSTED    REPORTED    ADJUSTED
                        --------   --------   -------   -------   ----------   --------   ----------   --------
First quarter.........  $ 69,442   $100,431   $13,874   $20,599    $  (866)    $ (1,162)   $    609    $    609
Second quarter........    62,268     88,661     9,178    17,928     (5,392)      (8,092)       (905)       (905)
Third quarter.........    55,556     59,967     9,437    10,253     (4,573)      (6,653)    (12,896)    (12,896)
Fourth quarter........    53,800     77,217     9,106    16,485                 (61,690)     (1,738)     (3,959)
                        --------   --------   -------   -------                --------    --------    --------
Year..................  $241,066   $326,276   $41,595   $65,265                $(77,597)   $(14,930)   $(17,151)
                        ========   ========   =======   =======                ========    ========    ========

                                      DILUTED EARNINGS
                                      (LOSS) PER SHARE
                        ---------------------------------------------
                                2003                    2002
                        ---------------------   ---------------------
                            AS                      AS
                        PREVIOUSLY              PREVIOUSLY
                         REPORTED    ADJUSTED    REPORTED    ADJUSTED
                        ----------   --------   ----------   --------
First quarter.........    $(0.04)     $(0.05)     $ 0.06      $ 0.06
Second quarter........     (0.23)      (0.34)      (0.09)      (0.09)
Third quarter.........     (0.19)      (0.28)      (1.23)      (1.23)
Fourth quarter........                 (2.61)      (0.12)      (0.27)
                                      ------      ------      ------
Year..................                $(3.28)     $(1.39)     $(1.59)
                                      ======      ======      ======

     The principal items which affected the quarterly results for the fiscal years ended June 29, 2003 and June 30, 2002 include the following pre-tax items:

     Second quarter 2003:

     - $1,700 restructuring charge included in operating expenses.

     Fourth quarter 2003:

     - $51,880 charge related to the write down of goodwill and fixed assets included in operating expenses; and

     - $500 restructuring charge included in operating expenses.

     Second quarter 2002:

     - $1,521 restructuring charge included in operating expenses.

     Third quarter 2002:

     - $8,508 restructuring charge included in operating expenses.

     Fourth quarter 2002:

     - $1,128 loss on disposal of the Hyannis facility, included in operating expenses, and

     - $2,221 restructuring charge related to the curtailment/settlement loss on the U.K. pension plan (as adjusted).

     See Note 6 regarding the dispositions of assets and Notes 14 and 15 regarding the write-down of assets and restructuring.

     In general, the Company's business is not subject to seasonal variations in demand for its products. However, because orders for certain of the Company's products can be several million dollars, a relatively limited number of orders can constitute a meaningful percentage of its revenue in any one quarterly period. As

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of DT Industries, Inc.

     Our audits of the consolidated financial statements of DT Industries, Inc. and its subsidiaries referred to in our report dated October 14, 2003, appearing in this Form 10-K also included an audit of the financial statement schedule of DT Industries, Inc. listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

St. Louis, Missouri
October 14, 2003

                              DT INDUSTRIES, INC.

                                 SCHEDULE VIII
           RULE 12-09 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

COLUMN A                        COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F      COLUMN G
--------                       ----------   ----------   ----------   ----------   -----------   ----------
                               BALANCE AT   CHARGED TO   CHARGED TO                              BALANCE AT
VALUATION AND                  BEGINNING    COSTS AND      OTHER                   PURCHASE OF     END OF
RESERVE ACCOUNTS               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   NET ASSETS      PERIOD
----------------               ----------   ----------   ----------   ----------   -----------   ----------
FOR THE FISCAL YEAR ENDED
  JUNE 29, 2003
Deferred Tax Assets Valuation
  Allowance..................   $16,479      $13,289      $(8,285)                                $21,574
Accounts Receivable
  Reserve....................   $ 3,085      $ 1,106      $  (919)     $(1,724)                   $ 1,548
FOR THE FISCAL YEAR ENDED
  JUNE 20, 2002 (AS ADJUSTED)
Deferred Tax Assets Valuation
  Allowance..................   $ 8,846      $ 7,633                                              $16,479
Accounts Receivable
  Reserve....................   $ 8,921      $ 1,208                   $(7,044)                   $ 3,085
FOR THE FISCAL YEAR ENDED
  JUNE 24, 2001
Deferred Tax Assets Valuation
  Allowance..................   $   998      $ 7,848                                              $ 8,846
Accounts Receivable
  Reserve....................   $ 3,249      $ 8,196                   $(2,524)                   $ 8,921

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
3.1       Restated Certificate of Incorporation of the Registrant
          effective November 13, 1998 (filed with the Commission as
          Exhibit 3 to our Quarterly Report on Form 10-Q for the
          quarter ended December 27, 1998 filed with the Commission on
          February 10, 1999 and incorporated herein by reference
          thereto).
3.2       Amendment to By-Laws of the Registrant, dated as of June 20,
          2002 (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the
          Commission on October 4, 2002 (the "2002 10-K") and
          incorporated herein by reference thereto).
3.3       Second Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.3 to the 2002 10-K and incorporated herein by reference thereto).
4.1       Rights Agreement dated as of August 18, 1997 between DT
          Industries, Inc. and ChaseMellon Shareholder Services,
          L.L.C., as Rights Agent (filed as Exhibit 1 to our Form 8-K dated August 18, 1997, filed with the Commission on August
          19, 1997 and incorporated herein by reference thereto). The
          Rights Agreement includes as Exhibit A thereto the
          Certificate of Designations, Preferences and Rights of
          Series A Preferred Stock of DT Industries, Inc., as Exhibit
          B thereto the Form of Rights Certificate and as Exhibit C
          thereto the Summary of Rights to Purchase Series A Preferred
          Stock.
4.2       Amendment No. 1 to the Rights Agreement by and between DT
          Industries, Inc. and ChaseMellon Shareholder Services,
          L.L.C., dated as of November 5, 1998 (filed with the
          Commission as Exhibit 10 to our Quarterly Report on Form
          10-Q for the quarter ended December 27, 1998, filed with the
          Commission on February 10, 1999 and incorporated herein by reference thereto).
4.3       Amendment No. 2 to the Rights Agreement by and between DT
          Industries, Inc. and ChaseMellon Shareholder Services,
          L.L.C., dated as of November 17, 2000 (filed with the
          Commission as Exhibit 4 to our Quarterly Report on Form 10-Q
          for the quarter ended March 25, 2001, filed with the
          Commission on May 9, 2001 and incorporated herein by
          reference thereto).
4.4       Share Purchase Agreement, dated May 9, 2002, by and among DT
          Industries, Inc. and the purchasers listed on Schedule A
          thereto (filed as Exhibit 99.1 to the Company's Registration
          Statement on Form S-3, Registration No. 333-91500, filed
          with the Commission on June 28, 2002 (the "2002 Registration
          Statement") and incorporated herein by reference thereto).
4.5       Exchange Agreement, dated May 9, 2002, by and among DT
          Industries, Inc., DT Capital Trust, Stephen J. Perkins, John
          M. Casper and Gregory D. Wilson, as the regular trustees of the Trust, The Bank of New York and each of the investors
          listed on Schedule A thereto (filed as Exhibit 99.2 to the
          2002 Registration Statement and incorporated herein by
          reference thereto).
4.6       Amended and Restated Declaration of Trust of DT Capital
          Trust dated as of June 1, 1997 among DT Industries, Inc., as
          Sponsor, the Bank of New York, as Property Trustee, The Bank
          of New York (Delaware), as Delaware Trustee, and Stephen J.
          Gore, Bruce P. Erdel and Gregory D. Wilson, as Trustees
          (filed as Exhibit 4.2 to the Company's Registration
          Statement on Form S-3, Registration No. 333-30909, filed
          with the Commission on July 8, 1997 (the "1997 Registration
          Statement") and incorporated herein by reference thereto).
4.7       First Amendment to the Amended and Restated Declaration of
          Trust of DT Capital Trust dated as of June 20, 2002 among DT
          Industries, Inc., as Sponsor, and Stephen J. Perkins, John
          M. Casper and Gregory D. Wilson, as Trustees (filed as
          Exhibit 4.7 to the 2002 10-K and incorporated herein by
          reference thereto).
4.8       Indenture for the 7.16% Convertible Junior Subordinated
          Deferrable Interest Debentures Due 2012 dated as of June 1,
          1997 among DT Industries, Inc. and The Bank of New York, as
          Trustee (filed as Exhibit 4.3 to the 1997 Registration
          Statement and incorporated herein by reference thereto).
4.9       First Supplemental Indenture dated as of June 20, 2002 to
          Indenture dated as of June 1, 1997, among DT Industries,
          Inc. and The Bank of New York, as Trustee (filed as Exhibit
          4.9 to the 2002 10-K and incorporated herein by reference
          thereto).
4.10      Preferred Securities Guarantee Agreement dated June 12, 1997 between DT Industries, Inc., as Guarantor, and The Bank of
          New York, as Preferred Guarantee Trustee (filed as Exhibit
          4.6 to the 1997 Registration Statement and incorporated
          herein by reference thereto).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
4.11      Amendment and Confirmation to the Preferred Securities
          Guarantee Agreement, dated as of June 20, 2002, between DT
          Industries, Inc., as Guarantor, and The Bank of New York, as
          Guarantee Trustee (filed as Exhibit 4.11 to the 2002 10-K
          and incorporated herein by reference thereto).
10.1*     DT Industries, Inc. Employee Stock Option Plan (filed as
          Exhibit 10.21 to our 1994 Registration Statement on Form
          S-1, Registration No. 33-75174, filed with the Commission on
          February 11, 1994, as amended on March 22, 1994 (the "1994
          Registration Statement") and incorporated herein by
          reference thereto).
10.2*     DT Industries, Inc. Amendment to 1994 Employee Stock Option
          Plan, adopted May 16, 1996 (filed as Exhibit 10.59 to our
          Annual Report on Form 10-K for the fiscal year ended June
          30, 1996 filed with the Commission on September 30, 1996
          (the "1996 10-K") and incorporated herein by reference
          thereto).
10.3*     DT Industries, Inc. Second Amendment to 1994 Employee Stock
          Option Plan, adopted September 18, 1996 (filed as Exhibit
          10.60 to the 1996 10-K and incorporated herein by reference thereto).
10.4*     DT Industries, Inc. Third Amendment to 1994 Employee Stock
          Option Plan, adopted as of June 20, 2002 (filed as Exhibit
          10.4 to the 2002 10-K and incorporated herein by reference thereto).
10.5*     DT Industries, Inc. 1994 Directors Non-Qualified Stock
          Option Plan (filed as Exhibit 10.22 to the 1994 Registration
          Statement and incorporated herein by reference thereto).
10.6*     DT Industries, Inc. Amendment to 1994 Directors
          Non-Qualified Stock Option Plan, adopted as of June 20, 2002
          (filed as Exhibit 10.6 to the 2002 10-K and incorporated
          herein by reference thereto).
10.7*     DT Industries, Inc. 1996 Long-Term Incentive Plan (filed as
          Exhibit 10.61 to the 1996 10-K and incorporated herein by
          reference thereto).
10.8*     DT Industries, Inc. Amendment to 1996 Long-Term Incentive
          Plan, adopted August 31, 1998 (filed as Exhibit 10.6 to our
          Annual Report on Form 10-K for the fiscal year ended June
          24, 2001, filed with the Commission on September 24, 2001
          (the "2001 10-K") and incorporated by reference thereto).
10.9*     DT Industries, Inc. Second Amendment to 1996 Long-Term
          Incentive Plan, adopted as of June 20, 2002 (filed as
          Exhibit 10.9 to the 2002 10-K and incorporated herein by
          reference thereto).
10.10     Fourth Amended and Restated Credit Facilities Agreement,
          dated July 21, 1997, among Bank of America, N.A. (successor by merger to The Boatmen's National Bank of St. Louis) and any other persons who become lenders as provided therein and
          DT Industries, Inc. and the other borrowers listed on the
          signature pages thereof (filed as Exhibit 10.31 to the 1997
          10-K and incorporated herein by reference thereto).
10.11     First Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of December 31, 1997, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-Q
          for the quarter ended March 29, 1998 filed with the
          Commission on May 12, 1998 and incorporated herein by
          reference thereto).
10.12     Second Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of April 30, 1998, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.22 to our Annual Report on Form 10-K
          for the fiscal year ended June 28, 1998 filed with the
          Commission on September 25, 1998 (the "1998 10-K") and
          incorporated herein by reference thereto).
10.13     Third Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of August 26, 1998, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.23 to the 1998 10-K and incorporated
          herein by reference thereto).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.14     Fourth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of September 24, 1999, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-Q
          for the quarter ended September 26, 1999 filed with the
          Commission on November 9, 1999 and incorporated herein by
          reference thereto).
10.15     Fifth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of December 1, 1999, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-Q
          for the quarter ended December 26, 1999 filed with the
          Commission on February 9, 2000 and incorporated herein by
          reference thereto).
10.16     Sixth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of June 26, 2000, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.21 to our Annual Report on Form 10-K
          for the fiscal year ended June 25, 2000 filed with the
          Commission on October 13, 2000 (the "2000 10-K") and
          incorporated herein by reference thereto).
10.17     Seventh Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of October 10, 2000, among
          Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10 to our Quarterly Report on Form 10-Q
          for the quarter ended December 24, 2000 filed with the
          Commission on February 7, 2001 and incorporated herein by
          reference thereto).
10.18     Eighth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of June 25, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.16 to the 2001 10-K and incorporated
          hereby by reference thereto).
10.19     Ninth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of July 1, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.17 to the 2001 10-K and incorporated
          herein by reference thereto).
10.20     Tenth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of July 3, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.18 to the 2001 10-K and incorporated
          hereby by reference thereto).
10.21     Eleventh Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of August 2, 2001, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other Lenders listed therein and DT
          Industries, Inc. and the other Borrowers listed therein
          (filed as Exhibit 10.19 to the 2001 10-K and incorporated
          hereby by reference thereto).
10.22     Twelfth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of May 9, 2002, among Bank of
          America, N.A., as Administrative Agent, and Bank of America,
          N.A. and the other Lenders listed therein and DT Industries,
          Inc. and the other Borrowers listed therein (filed as
          Exhibit 99.3 to the 2002 Registration Statement and
          incorporated hereby by reference thereto).
10.23     Thirteenth Amendment to Fourth Amended and Restated Credit
          Facilities Agreement, dated as of March 7, 2003, among Bank of America, N.A., as Administrative Agent, and Bank of
          America, N.A. and the other lenders listed therein and DT
          Industries, Inc. and other Borrowers listed therein (filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the
          quarter ended March 30, 2003, filed with the Commission on
          May 14, 2003 and incorporated herein by reference thereto).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.24     Lease dated as of February 20, 1996 by and between CityWide
          Development Corporation and Advanced Assembly Automation,
          Inc. (filed as Exhibit 10 to our Quarterly Report on Form
          10-Q for the quarter ended March 24, 1996 filed with the
          Commission on May 3, 1996 and incorporated herein by
          reference thereto).
10.25     Single-Tenant Industrial Business Lease dated July 19, 1996, between American National Bank and Trust Company of Chicago, as Trustee under Trust No. 63442, Landlord, and Mid-West
          Automation Enterprises, Inc., an Illinois corporation and
          Mid-West Automation Systems, Inc., an Illinois corporation, collectively, Tenant (filed as Exhibit No. 10.58 to the 1996
          10-K and incorporated herein by reference thereto).
10.26     Industrial Building Lease, dated July 1991, by and between
          The Allen Group Inc. and Lucas Hartridge, Inc. (filed as
          Exhibit 10.56 to the 1997 10-K and incorporated herein by
          reference thereto).
10.27*    DT Industries, Inc. Directors Deferred Compensation Plan
          (filed as Exhibit 10.37 to our Annual Report on Form 10-K
          for the fiscal year ended June 27, 1999 filed with the
          Commission on September 17, 1999 (the "1999 10-K") and
          incorporated herein by reference thereto).
10.28*    DT Industries, Inc. Non-Qualified Deferred Compensation Plan
          (filed as Exhibit 10.38 to the 1999 10-K and incorporated
          herein by reference thereto).
10.29*    First Amendment to DT Industries, Inc. Non-Qualified
          Deferred Compensation Plan (filed as Exhibit 10.35 to the
          2000 10-K and incorporated herein by reference thereto).
10.30*    Employment Agreement, dated as of November 6, 2000, by and between DT Industries, Inc. and Stephen J. Perkins (filed as
          Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
          quarter ended March 25, 2001 filed with the Commission on
          May 9, 2001 and incorporated hereby by reference thereto).
10.31*    Termination and Change of Control Agreement, dated as of
          November 6, 2000, by and between DT Industries, Inc. and
          Stephen J. Perkins (filed as Exhibit 10.2 to our Quarterly
          Report on Form 10-Q for the quarter ended March 25, 2001
          filed with the Commission on May 9, 2001 and incorporated
          herein by reference thereto).
10.32*    Restricted Stock Agreement, dated April 25, 2001, by and
          between DT Industries, Inc. and Stephen J. Perkins (filed as
          Exhibit 10.3 to our Quarterly Report on Form 10-Q for the
          quarter ended March 25, 2001 filed with the Commission on
          May 9, 2001 and incorporated herein by reference thereto).
10.33*    Employment Agreement, dated as of January 22, 2001, by and between DT Industries, Inc. and John M. Casper (filed as
          Exhibit 10.33 to the 2001 10-K and incorporated herein by
          reference thereto).
10.34*    Change of Control Agreement, dated as of January 22, 2001, by and between DT Industries, Inc. and John M. Casper (filed as Exhibit 10.34 to the 2001 10-K and incorporated herein by reference thereto).
10.35*    Employment Agreement, dated as of May 1, 2001, by and
          between DT Industries, Inc. and John F. Schott (filed as
          Exhibit 10.35 to the 2001 10-K and incorporated hereby
          reference thereto).
10.36*    Change of Control Agreement, dated as of May 1, 2001, by and between DT Industries, Inc. and John F. Schott (filed as
          Exhibit 10.36 to the 2001 10-K and incorporated herein by
          reference thereto).
10.37     Sublease Agreement dated as of June 30, 2002 by and between
          Mohawk/CDT, a division of Cable Design Technologies, Inc., as sub-landlord and Pharma Group, Inc., as subtenant (filed as Exhibit 10.36 to the 2002 10-K and incorporated herein by reference thereto).
10.38     Landlord, Tenant and Subtenant Agreement dated as of June
          30, 2002 by and among Shirley Chizmas, as Trustee of Chizmas
          Realty Trust, as landlord, Mohawk/CDT, a division of Cable
          Design Technologies, Inc., as sub-landlord, and Pharma
          Group, Inc., as subtenant (filed as Exhibit 10.37 to the
          2002 10-K and incorporated herein by reference thereto).
10.39     Lease Agreement dated June 25, 2002 between One Center Place
          Limited Partnership, as landlord, and Sencorp Systems, Inc., as tenant (filed as Exhibit 10.38 to the 2002 10-K and
          incorporated herein by reference thereto).
21.1      Subsidiaries of the Registrant

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
23.1      Consent of PricewaterhouseCoopers LLP
31.1      Certification of Principal Executive Officer pursuant to
          Rule 13a-14(a) under the Securities Exchange Act of 1934,
          dated October 14, 2003.
31.2      Certification of Principal Financial Officer pursuant to
          Rule 13a-14(a) under the Securities Exchange Act of 1934,
          dated October 14, 2003.
32.1      Certification Pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 14, 2003.

---------------
* Management contract or compensatory plan or arrangement.