Form 10-Q
period 2003-09-28
DT INDUSTRIES INC
filed 2003-11-12
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 28, 2003
                      -------------------------------------
                        Commission File Number: 0-23400



                               DT INDUSTRIES, INC.
             ------------------------------------------------------
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

                                Yes [ ]  No [X]

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of November 5, 2003 was 23,667,932.

                                                                                                 Page
                                                                                                 Number
                                                                                                 ------
Part I       Financial Information

             Item 1.       Financial Statements (Unaudited)

                           Consolidated Balance Sheets at September 28, 2003
                              and June 29, 2003                                                        2

                           Consolidated Statement of Operations for the three
                              months ended September 28, 2003 and September
                              29, 2002                                                                 3

                           Consolidated Statement of Changes in Stockholders'
                              Equity for the three months ended September 28,
                              2003                                                                     4

                           Consolidated Statement of Cash Flows for the three
                              months ended September 28, 2003 and September
                              29, 2002                                                                 5

                           Notes to Consolidated Financial Statements                                  6

             Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                     16

             Item 3.       Quantitative and Qualitative Disclosures About Market
                              Risk                                                                    24

             Item 4.       Controls and Procedures                                                    24

Part II      Other Information

             Item 1.       Legal Proceedings                                                          25

             Item 3        Defaults Upon Senior Securities                                            25

             Item 6.       Exhibits and Reports on Form 8-K                                           26

Signatures


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 2
--------------------------------------------------------------------------------

                                                                        SEPTEMBER 28,        JUNE 29,
                                                                            2003               2003
                                                                         ----------         ----------
ASSETS
   Current assets:
      Cash and cash equivalents                                          $   4,841          $   4,912
      Accounts receivable, net                                              30,657             28,999
      Costs and estimated earnings in excess of amounts billed
         on uncompleted contracts                                           28,174             29,242
      Inventories, net                                                      26,718             28,905
      Prepaid expenses and other                                             5,987              5,886
                                                                         ---------          ---------
         Total current assets                                               96,377             97,944
   Property, plant and equipment, net                                       29,231             30,041
   Goodwill                                                                 74,803             75,316
   Other assets, net                                                         5,036              5,944
                                                                         ---------          ---------
                                                                         $ 205,447          $ 209,245
                                                                         ---------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Senior secured term and revolving credit facility                  $  46,929          $  39,492
      Current portion of other long-term debt                                  107                124
      Accounts payable                                                      15,053             16,200
      Customer advances                                                     11,267             15,739
      Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                  7,116              5,003
      Accrued liabilities                                                   25,704             26,137
                                                                         ---------          ---------
         Total current liabilities                                         106,176            102,695
                                                                         ---------          ---------
   Long-term debt                                                            1,473              1,491
   Other long-term liabilities                                              24,754             24,316
                                                                         ---------          ---------
         Total non-current liabilities                                      26,227             25,807
                                                                         ---------          ---------
   Commitments and contingencies (Note 9)
   Company-obligated, mandatorily redeemable convertible
      preferred
       securities of subsidiary DT Capital Trust holding solely
      convertible junior subordinated debentures of the Company             37,406             37,005
                                                                         ---------          ---------
   Stockholders' equity:
      Preferred stock, $0.01 par value; 1,500,000 shares
         authorized; no shares issued and outstanding                           --                 --
      Common stock, $0.01 par value; 100,000,000 shares
         authorized;
         23,667,932 shares outstanding at September 28, 2003 and
         June 29, 2003                                                         246                246
      Additional paid-in capital                                           188,060            188,060
      Accumulated deficit                                                 (111,167)          (103,394)
      Accumulated other comprehensive loss                                 (18,838)           (18,479)
      Unearned portion of restricted stock                                    (146)              (178)
      Less -
         Treasury stock (968,488 shares at September 28, 2003
         and June 29, 2003), at cost                                       (22,517)           (22,517)
                                                                         ---------          ---------
         Total stockholders' equity                                         35,638             43,738
                                                                         ---------          ---------
                                                                         $ 205,447          $ 209,245
                                                                         =========          =========



          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------

                                                                                                THREE MONTHS ENDED
                                                                                         ----------------------------------
                                                                                         SEPTEMBER 28,        SEPTEMBER 29,
                                                                                             2003                  2002
                                                                                         ------------          ------------
Net sales                                                                                $     46,813          $     69,442
Cost of sales                                                                                  39,852                55,568
                                                                                         ------------          ------------
Gross profit                                                                                    6,961                13,874
Selling, general and administrative expenses                                                   11,181                13,197
Asset impairment                                                                                  423
Restructuring charges                                                                           1,057                    --
                                                                                         ------------          ------------
Operating income (loss)                                                                        (5,700)                  677
Interest expense, net                                                                           1,672                 1,438
Dividends on Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior
     subordinated debentures of the Company                                                       401                   401
                                                                                         ------------          ------------
Loss before income taxes                                                                       (7,773)               (1,162)
Provision (benefit) for income taxes                                                               --                    --
                                                                                         ------------          ------------
Net loss                                                                                 $     (7,773)         $     (1,162)
                                                                                         ------------          ------------
Net loss per common share:
     Basic                                                                               $      (0.33)         $      (0.05)
     Diluted                                                                             $      (0.33)         $      (0.05)
                                                                                         ------------          ------------
Weighted average common shares outstanding:
     Basic                                                                                 23,652,932            23,647,932
     Diluted                                                                               23,652,932            23,647,932
                                                                                         ------------          ------------


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------


                                                                                                            Unearned
                                                                                 Accumulated                portion
                                                   Additional                      other                      of
                                       Common       paid-in      Accumulated    comprehensive   Treasury   restricted
                                        stock       capital        deficit          loss         stock       stock       Total
                                      ----------- ------------- -------------- --------------- ----------- ---------- ------------

BALANCE, JUNE 29, 2003                      $246      $188,060     $(103,394)       $(18,479)   $(22,517)     $(178)      $43,738
Comprehensive income:
   Net loss                                                           (7,773)
   Deferred hedging loss                                                                   3
   Foreign currency translation                                                         (362)
      Total comprehensive income                                                                                          (8,132)
Amortization of earned portion
   of restricted stock                                                                                            32           32
                                      ----------- ------------- -------------- --------------- ----------- ---------- ------------
BALANCE, SEPTEMBER 28, 2003                 $246      $188,060     $(111,167)       $(18,838)   $(22,517)     $(146)      $35,638
                                      ----------- ------------- -------------- --------------- ----------- ---------- ------------

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                    ------------------------------
                                                                                    SEPTEMBER 28,    SEPTEMBER 29,
                                                                                        2003             2002
                                                                                    ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (7,773)         $   (866)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                         955             1,187
     Amortization                                                                         589               582
     Asset impairment                                                                     423
     Other                                                                                 (5)               --
     Deferral of dividends on convertible trust preferred securities                      401               401
(Increase) decrease in current assets, excluding the effect of dispositions:
     Accounts receivable                                                               (1,506)           14,798
     Costs and estimated earnings in excess of amounts billed on
     uncompleted contracts                                                              1,050            (7,754)
     Inventories                                                                        2,214            (4,584)
     Prepaid expenses and other                                                           661              (452)
Increase (decrease) in current liabilities, excluding the effect of dispositions:
     Accounts payable                                                                  (1,195)              862
     Customer advances                                                                 (4,490)             (823)
     Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                          2,074            (1,781)
     Accrued liabilities and others                                                      (554)           (5,066)
                                                                                     --------          --------
        Net cash used by operating activities                                          (7,156)           (3,496)
                                                                                     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (108)             (892)
                                                                                     --------          --------
        Net cash used by investing activities                                            (108)             (892)
                                                                                     --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (paydowns) on revolving loans                                       7,500            (6,346)
     Payments on borrowings                                                              (292)           (5,046)
     Financing costs                                                                     (100)             (174)
                                                                                     --------          --------
        Net cash provided (used) by financing activities                                7,108           (11,566)
                                                                                     --------          --------
Effect of exchange rate changes                                                            85               611
                                                                                     --------          --------
Net decrease in cash                                                                      (71)          (15,343)
Cash and cash equivalents at beginning of period                                        4,912            18,847
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $  4,841          $  3,504
                                                                                     --------          --------


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of DT Industries, Inc. (DTI or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

2.       LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced operating losses in the past several years, has an accumulated deficit of $111,167 and its operating performance continues to be adversely impacted by depressed levels of capital spending in the markets it serves. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In light of the availability under the credit facility, the Company will need to effectively manage its cash to meet its liquidity needs and debt reduction obligations through July 2, 2004, the maturity date of the facility. The Company's ability to meet its short-term liquidity needs and debt obligations could be materially adversely affected if the Company incurs significant manufacturing costs for projects that do not involve prepayments or if orders increase materially. The Company has initiated discussions with several lenders and is actively engaged in negotiations to sell certain assets for purposes of refinancing borrowings under its credit facility, and expects to complete such refinancing prior to July 2, 2004. While the Company believes it will be able to replace the facility, the Company may not be able to find new financing on terms acceptable to the Company or the current bank group. If that is the case, the current bank group may not be willing to further extend the credit facility. If the current bank group is not willing to extend the credit facility, new financing at acceptable terms is not available and the Company is not able to generate sufficient cash by selling assets, the Company will not be able to make the lump sum payment that will otherwise be due on July 2, 2004. If sufficient funds to satisfy obligations under the senior credit facility are not available, the Company will not be able to continue its operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue its operations with minimal disruption and preserve the value of its assets.

         The Company's senior credit facility, described in Note 4, matures on July 2, 2004 and borrowings thereunder of approximately $46,929 are presented as current debt in the accompanying September 28, 2003 consolidated balance sheet.

3.       ACCOUNTING POLICIES

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------

         STOCK COMPENSATION PLANS

         The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, SFAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, SFAS 123 mandates certain pro forma disclosures, as amended by Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
         - Transition and Disclosure", as if the fair value method had been utilized.

         Had compensation costs for the Company's stock incentive plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per basic and diluted share would have been increased to the pro forma amounts indicated below. Because future stock option awards may be granted, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

                                                          For the Three Months Ended
                                                          ----------------------------
                                                           September        September
                                                           28, 2003         29, 2002
                                                          -----------      -----------
         Net loss - as reported                             $(7,773)         $(1,162)
           Add: Total stock-based compensation
         expense included in net loss - as reported              32               81
           Deduct: Total stock-based compensation
         expense determined under fair value method
         for all awards                                         (76)            (164)
                                                            -------          -------
         Net loss - pro forma                               $(7,817)         $(1,245)
                                                            -------          -------
           Loss per basic and diluted share - as
           reported                                         $ (0.33)         $ (0.05)
           Loss per basic and diluted share - pro
           forma                                            $ (0.33)         $ (0.05)
                                                            -------          -------

          GOODWILL

          The changes in the carrying amount of goodwill for the three months ended September 28, 2003 were as follows:

                                                  Material        Packaging         Assembly &
                                                 Processing        Systems            Test
                                                   segment         segment           segment             Total
                                                   -------         -------           -------             -----
         Balance as of June 29, 2003              $ 31,100         $ 11,500         $ 32,716          $ 75,316
         Goodwill impairment charge                     --               --             (423)             (423)
         Foreign currency translation                   --              (58)             (32)              (90)
                                                  --------         --------         --------          --------
         Balance as of September 28, 2003         $ 31,100         $ 11,442         $ 32,261          $ 74,803
                                                  --------         --------         --------          --------


DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
--------------------------------------------------------------------------------

4.       FINANCING

         As of September 28, 2003 and June 29, 2003, current and long-term debt consisted of the following:

                                                                              SEPTEMBER 28,     JUNE 29,
                                                                                 2003             2003
                                                                                --------       ---------

         Term and revolving loans under senior secured credit facility:
              Term loan                                                         $ 5,747         $ 5,996
              Revolving loans                                                    41,182          33,496
         Other debt                                                               1,580           1,615
                                                                                -------         -------
                                                                                 48,509          41,107
         Less - current portion of  senior secured credit                        46,929          39,492
         facility
         Less - current portions of other debt                                      107             124
                                                                                -------         -------
         Long-term debt                                                         $ 1,473         $ 1,491
                                                                                =======         =======


         As a result of covenant defaults in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, the Company completed an amendment to its senior credit facility on October 21, 2003 that provided a permanent waiver of the covenant defaults and established new covenants through the term of the facility, which is currently set to mature on July 2, 2004. In conjunction with the amendment and in accordance with previous amendments to the senior credit facility, the Company made a term loan payment of $263 and the revolving credit line was reduced by $2,217. The amended senior credit facility (as of October 21, 2003), consisted of a $5,464 term loan and a $42,783 revolving loan ($783 represented a restricted line of credit requiring lender consent to utilize).

         Significant terms of the senior credit agreement as amended through the date hereof are:

         o $1,500 quarterly scheduled commitment reductions prorated between the term and revolving loan commitments through June 2004;

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

         o Interest rates for amounts borrowed under the credit facility are based on Prime Rate plus 4.0% or Eurodollar Rate plus 4.5%. The interest rates will increase 1/2 percentage point on January 31, 2004 if the Company does not reduce the outstanding revolving loans to $18,000 or less. At September 28, 2003, interest rates on outstanding indebtedness were 8.0% on domestic borrowings and 7.95% on Sterling Pound borrowings.

         o Commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates or if the Company has sold assets of not less than $22,000 prior to January 31, 2004.

         o Borrowings under the credit facility are secured by substantially all of the assets of DTI and its domestic subsidiaries.

          Total borrowing availability under the credit facility, as of September 28, 2003, was $507 (after using availability for outstanding letters of credit of $973). The Company had cash on hand of $4,841 as of September 28, 2003.

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

         The conversion price of the $35,000 outstanding TIDES (and the Junior Debentures of the Company held by the DT Capital Trust) is $14.00 per share, distributions on the TIDES payable are not required to be paid from April 1, 2002 until July 2, 2004, and the maturity date of the TIDES is May 31, 2008. Distributions are payable on the TIDES at 7.16% beginning September 2004 through their maturity date of May 31, 2008. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($37,406 at September 28, 2003).

6.       BUSINESS SEGMENTS

         In July 2003, the Company announced the closure of its Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of its manufacturing operation to the Material Processing segment's Lebanon, Missouri facilities. An engineering, sales and service office will remain in Illinois to serve Precision Assembly's customers. Beginning with this Form 10-Q for the first quarter of fiscal 2004, the Precision Assembly segment has been consolidated into the Material Processing segment for financial reporting purposes and the financial information presented for fiscal 2003 has been reclassified to reflect that the Company currently has three business segments.

         Net sales for the Company's reportable segments consisted of the following:

                                                  THREE MONTHS ENDED
                                    ---------------------------------------------
                                    SEPTEMBER 28, 2003         SEPTEMBER 29, 2002
                                    ------------------         ------------------
         Net sales
            Material Processing           $20,880                 $41,940
            Packaging Systems               5,141                   5,851
            Assembly & Test                20,792                  21,651
                                          -------                 -------
               Consolidated total         $46,813                 $69,442
                                          -------                 -------

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------

         The reconciliation of segment operating income (loss) to consolidated loss before income taxes consisted of the following:

                                                                                   THREE MONTHS ENDED
                                                                         -------------------------------------------
                                                                         SEPTEMBER 28, 2003       SEPTEMBER 29, 2002
                                                                         ------------------       ------------------
         Material Processing                                                  $(2,921)                  $ 3,362
         Packaging Systems                                                         53                       (52)
         Assembly & Test                                                         (451)                     (669)
                                                                              -------                   -------
            Operating income (loss) for reportable segments                    (3,319)                    2,641
         Corporate                                                             (2,381)                   (1,964)
         Interest expense, net                                                 (1,672)                   (1,438)
         Dividends on Company-obligated, mandatorily
         redeemable
           convertible preferred securities of subsidiary DT
         Capital
           Trust holding solely  convertible junior
         subordinated
           debentures of  the Company                                            (401)                     (401)
                                                                              -------                   -------
            Consolidated loss before income taxes                             $(7,773)                  $(1,162)
                                                                              -------                   -------

         Total assets for the Company's reportable segments consisted of the following:


                                                    AS OF                     AS OF
                                               SEPTEMBER 28, 2003         JUNE 29, 2003
                                               ------------------         -------------
         Total assets
            Material Processing                    $ 82,567                  $ 86,137
            Packaging Systems                        28,720                    30,199
            Assembly & Test                          84,393                    83,321
            Corporate                                 9,767                     9,588
                                                   --------                  --------
               Consolidated total                  $205,447                  $209,245
                                                   --------                  --------

 DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12
--------------------------------------------------------------------------------

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                             SEPTEMBER 28, 2003             JUNE 29, 2003
                                                                             ------------------             -------------
         Accounts receivable
              Trade receivables                                                   $  32,493                   $  30,547
              Less - allowance for doubtful accounts                                 (1,836)                     (1,548)
                                                                                  ---------                   ---------
                                                                                  $  30,657                   $  28,999
                                                                                  ---------                   ---------
         Costs and estimated earnings in excess of amounts
         billed on uncompleted contracts
              Costs incurred on uncompleted contracts                             $ 136,195                   $ 119,133
              Estimated earnings                                                     12,575                      17,121
                                                                                  ---------                   ---------
                                                                                    148,770                     136,254
              Less - Billings to date                                              (127,712)                   (112,015)
                                                                                  ---------                   ---------
                                                                                  $  21,058                   $  24,239
                                                                                  ---------                   ---------
         Included in the accompanying balance sheets:
              Costs and estimated earnings in excess of amounts                   $  28,174                   $  29,242
              billed
              Billings in excess of costs and estimated earnings                     (7,116)                     (5,003)
                                                                                  ---------                   ---------
                                                                                  $  21,058                   $  24,239
                                                                                  ---------                   ---------
         Inventories, net
              Raw materials                                                       $  15,160                   $  11,698
              Work in process                                                        13,662                      18,609
              Finished goods                                                          3,234                       4,029
              Less - inventory reserves                                              (5,338)                     (5,431)
                                                                                  ---------                   ---------
                                                                                  $  26,718                   $  28,905
                                                                                  ---------                   ---------
         Accrued liabilities
              Accrued employee compensation and benefits                          $   6,383                   $   6,862
              Accrued warranty                                                        2,781                       2,619
              Restructuring accrual                                                   1,441                       1,004
              Income tax refund accrual                                               8,285                       8,285
              Other                                                                   6,814                       7,367
                                                                                  ---------                   ---------
                                                                                  $  25,704                   $  26,137
                                                                                  ---------                   ---------

         The Company routinely incurs warranty costs after projects are installed and completed. The Company reserves for such warranty costs based on its historical warranty experience and consideration of any known warranty issues. A summary and rollforward of the warranty reserves for the three months ended September 28, 2003 were as follows:

                          Beginning Balance             Expense              Charges          Ending Balance
                          -----------------             -------              -------          --------------
Warranty reserves
for the three months
ended September 28, 2003             $2,619                $416               $(254)                   $2,781

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13
--------------------------------------------------------------------------------

8.       ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supersedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter. In October 2003, the FASB decided to defer the implementation date of FIN 46. The new effective date for FIN 46 is the end of the first interim or annual period subsequent to December 15, 2003, which is the second quarter of fiscal 2004 for the Company. The Company's wholly-owned consolidated subsidiary trust
         (the "Trust") is the issuer of the Trust Preferred Securities. Pursuant to FIN 46, it could be determined that (i) the Trust is a variable interest entity and (ii) the Company is not the primary beneficiary of the Trust. If such determinations are made, the Company will be required to de-consolidate the Trust, effective for the reporting period ended December 28, 2003. The Company would, however, maintain a liability to the Trust relative to the debentures of the Company held by DT Capital Trust. The Company has not created any new variable interest entities since January 31, 2003 and is currently assessing the overall impact of adopting FIN 46.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability. Certain provisions of this statement have been indefinitely deferred. The Company is currently considering the impact this standard will have, in conjunction with FIN 46, with respect to its TIDES securities.

9.       COMMITMENTS AND CONTINGENCIES

         The staff of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the accounting practices at the Company's Kalish and Sencorp subsidiaries that led to the restatements of its consolidated financial statements for fiscal years 1997, 1998 and 1999 and the first three quarters of fiscal 2000, as well as the issues at the Company's AMI subsidiary that led to the accounting adjustments to the Company's previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, and to the Company's previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002. The Company is cooperating fully with the Commission in connection with its investigation and cannot currently predict the duration or outcome of the investigation.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14
--------------------------------------------------------------------------------


         In July 2003, Green Packaging SDN BHD and Green Earth Packaging Corp. (collectively, "Green Packaging") filed a complaint against Detroit Tool & Engineering Company ("DTE"), a wholly-owned subsidiary of DTI, in the Superior Court of the State of California, County of Santa Barbara. As causes of action, the complaint alleges breach of contract, misappropriation of trade secrets, breach of confidence, unfair business practices, conversion and similar claims arising out of a purchase order pursuant to which DTE was to manufacture for Green Packaging four lines of equipment for the purpose of producing biodegradable food packaging using technology and processes licensed by Green Packaging from Earthshell Corporation. In its complaint, Green Packaging seeks damages "believed to be in excess of $3.3 million," punitive damages and injunctive relief. Prior to the filing of the complaint, Green Packaging had notified DTE that it was canceling its purchase order for the equipment, and DTE had invoiced Green Packaging for cancellation charges in excess of $6.4 million, which has not been paid. DTE filed a motion to quash service of the summons and complaint for lack of personal jurisdiction. Rather than responding to the motion, on September 29, 2003 Green Earth amended its complaint and added DTI as a defendant in that action. The causes of action in the amended complaint are the same as those asserted in the original complaint, with the addition of a breach of guarantee and breach of an additional agreement claims. The Company intends to file a motion to quash service of the summons and complaint for lack of personal jurisdiction. In addition, the Company intends to vigorously defend Green Packaging's action and to vigorously pursue its claim again Green Packaging for the above-referenced cancellation charges.

         Regarding the Green Packaging project, the Company has incurred approximately $8,500 in costs, received approximately $3,300 from the customer and established a reserve of approximately $1,700. The Company has since contracted to sell a majority of the inventory to another customer and expects to recover the approximate $3,000 of net value on its balance sheet at September 28, 2003. The contract with this other customer includes a number of conditions and contingencies, some of which are outside the control of the Company. Because of the contractual risks associated with these contingencies, the Company will not recognize any revenues or profits on this project until such time that the customer fully accepts installed machinery.

         Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. At September 28, 2003, there were seven such claims either pending or that may be asserted against the Company. The Company does not believe that the resolution of these claims, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flow. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for these deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 15
--------------------------------------------------------------------------------

10.      RESTRUCTURING

         As outlined in its Annual Report on Form 10-K for the fiscal year ended June 29, 2003, during fiscal 2003, 2002 and 2001, the Company took several actions in connection with a plan to restructure its business operations.

         In July 2003, the Company announced the decision to transfer its manufacturing operations in Buffalo Grove, Illinois of the Precision Assembly segment to its Lebanon, Missouri manufacturing facilities as part of the Material Processing segment. Beginning with this Form 10-Q for the first quarter of fiscal 2004, the Precision Assembly segment has been consolidated into the Material Processing segment for financial reporting purposes. The Company recorded a restructuring charge of $1,057 in the first quarter of fiscal 2004, including severance costs of $1,032 for the termination of 69 employees.

         The restructuring reserve at June 29, 2003 pertains to two vacant facilities and one facility sublet at approximately 75% of the current lease rates. The reserve represents lease payments on the vacant facilities through June 2004 and the partial lease payments on the sublet facility through the life of the sublease(2013).

         The following table summarizes the changes in the restructuring accruals during the first quarter of fiscal 2004:

                                     ACCRUED                                             ACCRUED
                                      AS OF        INCREASES IN     CASH CHARGES          AS OF
                                  JUNE 29, 2003       RESERVE        TO ACCRUAL    SEPTEMBER 28, 2003
                                ---------------- ---------------- --------------- --------------------
Severance costs                      $    --         $ 1,032          $  (363)         $   669
Future lease costs on closed           1,004              --             (232)             772
facilities
Other                                     --              25              (25)              --
                                     -------         -------          -------          -------
                                     $ 1,004         $ 1,057          $  (620)         $ 1,441
                                     -------         -------          -------          -------



DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 16
--------------------------------------------------------------------------------

Certain information contained in this Quarterly Report, including, without limitation, the information appearing under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words "opportunities," "growth potential," "objectives," "goals," "will," "anticipate," "believe," "intend," "estimate," "expect," "should," and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the amount and availability of, and our ability to comply with restrictions and covenants relating to, our indebtedness under our senior credit facility, our ability to effectively manage our cash to meet our liquidity needs and debt reduction needs through July 2, 2004, our ability to refinance or further extend our senior credit facility in order to meet our liquidity needs and continue as a going concern after July 2, 2004, our ability to achieve anticipated cost savings from our corporate restructuring and cost reduction initiatives, our ability to continue upgrading and modifying our financial, information and management systems and controls to manage our operations on an integrated basis and report our results, continued economic downturns in industries or markets served, delays or cancellations of customer orders, delays in shipping dates of products, significant cost overruns on projects, customer demand for new products and applications, the loss of a key customer, significant pre-tax charges, including for goodwill impairment, the write-down of assets, warranty-related expenses and restructuring charges, foreign currency exchange rate fluctuations, changes in interest rates, increased inflation and collectibility of past due customer receivables. See "Business - Risks Related to Our Business" in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003 for a description of these and other risks, uncertainties and factors.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months ended September 28, 2003 compared to the three months ended September 29, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

We have experienced operating losses in the past several years, have an accumulated deficit of $111.1 million and our operating performance continues to be impacted by depressed levels of capital spending in the markets we serve. As discussed below under "Liquidity and Capital Resources," these circumstances raise substantial doubt about the Company's ability to continue as a going concern.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 17
--------------------------------------------------------------------------------

Almost all of our net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. We also derive net sales from the sale of spare and replacement parts and servicing installed equipment and systems. We recognize revenue under the percentage of completion method or upon delivery and acceptance in accordance with SEC Staff Accounting Bulletin 101 (SAB 101).

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

In July 2003, we announced the closure of our Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of our manufacturing operation to the Material Processing segment's Lebanon, Missouri facilities. An engineering, sales and service office will remain in Illinois to serve Precision Assembly's customers. Beginning with this quarterly report, the Precision Assembly segment has been consolidated into the Material Processing segment for financial reporting purposes and the financial information presented for fiscal 2003 has been restated to reflect that the Company currently has three business segments.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations. The data presented below was derived from our unaudited consolidated financial statements included in this Quarterly
Report:

                                                             Three Months Ended
                                               ---------------------------------------------
                                                September 28, 2003       September 29, 2002
                                                    (Unaudited)              (Unaudited)
                                               --------------------     --------------------
Net sales                                              100.0%               100.0%
Cost of sales                                           85.1                 80.0
                                                       -----                -----
Gross profit                                            14.9                 20.0
Selling, general and administrative expenses            23.9                 19.0
Asset impairment                                         0.9                   --
Restructuring charges                                    2.3                   --
                                                       -----                -----
Operating income                                       (12.2)%                1.0%
                                                       -----                -----


DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 28, 2003
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2002

Consolidated net sales for the three months ended September 28, 2003 were $46.8 million, a decrease of $22.6 million, or 32.6%, from $69.4 million for the three months ended September 29, 2002.

Net sales by segment were as follows (in millions):

                                    Three Months Ended      Three Months Ended
                                    September 28, 2003      September 29, 2002           Decrease
                                    --------------------    --------------------    -------------------
     Material Processing                  $20.9                   $41.9                $(21.0)
     Packaging Systems                      5.1                     5.9                  (0.8)
     Assembly & Test                       20.8                    21.6                  (0.8)
                                           ----                    ----                  ----
                                          $46.8                   $69.4                $(22.6)
                                          =====                   =====                ======


Material Processing segment net sales decreased $21.0 million, or 50.2%, to $20.9 million for the three months ended September 28, 2003 from $41.9 million for the three months ended September 29, 2002. The decrease was primarily due to the decrease in sales to our key electronics customer. Sales to this customer for the three months ended September 28, 2003 were $5.7 million, down $19.1 million or 77.0% from the comparable three months of fiscal 2003. The decrease in sales can be attributed to the completion of several capital spending programs with this customer being recognized in fiscal 2003 and not being replaced by other orders from this customer or other customers. In July 2003, we announced the decision to transfer the manufacturing operations in Buffalo Grove, Illinois to Lebanon, Missouri as part of the Material Processing segment. As a result of this consolidation, we have consolidated the Precision Assembly segment into the Material Processing segment for financial reporting purposes beginning with the three months ended September 28, 2003. The decision to transfer manufacturing operations in Buffalo Grove was based on the outlook for future electronics projects and excess capacity issues. We expect to see continued softness in our core electronics market throughout fiscal 2004.

Packaging Systems segment net sales decreased $0.8 million, or 12.1%, to $5.1 million for the three months ended September 28, 2003 from $5.9 million for the three months ended September 29, 2002. This business segment primarily serves the pharmaceutical and nutritional markets. The lower sales can be attributed to the softness in capital spending by the large pharmaceutical companies.

Assembly & Test segment net sales decreased $.8 million, or 3.7%, to $20.8 million for the three months ended September 28, 2003 from $21.6 million for the three months ended September 29, 2002. Our Assembly & Test segment primarily serves the automotive market. This segment's sales were down primarily due to the European operations and the timing of diesel and gasoline fuel systems. Customer programs are currently being delayed or cancelled.

Gross profit decreased $6.9 million, or 49.8%, to $7.0 million for the three months ended September 28, 2003 from $13.9 million for the three months ended September 29, 2002. The decrease in our gross profits reflects the effect of the $22.6 million decrease in net sales. Our gross margin decreased to 14.9% in fiscal 2004 from 20.0% in fiscal 2003. The lower gross margins resulted from $.4 million of the process and equipment development costs for Earthshell's biodegradable foam laminate packaging equipment in the Material Processing segment, poor project performance in the Material Processing and Assembly & Test segments, $.4 million of additional non-cash pension costs and the impact on current profitability at the Buffalo Grove, Illinois facility as a result of the announcement of the transfer of all manufacturing to Lebanon, Missouri.

Selling, general and administrative (SG&A) expenses were $11.2 million for the three months ended September 28, 2003, a decrease of $2.0 million, or 15.6%, from the $13.2 million for the three months ended September 29, 2002. The decrease is primarily attributed to the cost reduction program that we implemented in fiscal 2003, which achieved savings of $1.0 million a month beginning in April 2003. The program included the discontinuance of 401-K matching and discretionary contributions and salary and wage reductions of 5% to 10% across several divisions and our corporate office.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------

A restructuring charge of $1.1 million was recorded during the three months ended September 29, 2003. The charge related primarily to severance costs associated with the transfer of manufacturing in Buffalo Grove, Illinois to Lebanon, Missouri.

Operating income decreased $6.4 million to a loss of $5.7 million for the three months ended September 28, 2003 from income of $0.7 million for the three months ended September 29, 2002.

Material Processing segment operating income decreased $6.3 million to a loss of $2.9 million for the three months ended September 28, 2003 from income of $3.4 million for the three months ended September 29, 2002. Operating margin for the Material Processing segment was a loss of 14.0% in the first quarter of fiscal 2004 versus income of 8.0% in the first quarter of fiscal 2003. As noted above, the drop in sales resulted from the segment's core electronics market where the segment has historically achieved better profit performance. The decrease in operating margin was also due to process and equipment development costs for Earthshell's biodegradable foam laminate packaging equipment, the impact on profitability from announcing the shut down of manufacturing in Buffalo Grove, Illinois and several loss projects. We have incurred a total of $8.5 million of process and equipment development costs for the biodegradable foam laminate packaging equipment and received $3.3 million from Green Packaging. The initial orders for this equipment were cancelled by Green Packaging during fiscal 2003 and we have since contracted to sell a majority of the Green Packaging inventory to another customer and expect to recover the $3.0 million of net value on our balance sheet at September 28, 2003.

Packaging Systems segment operating income increased $0.2 million to $0.1 million for the three months ended September 28, 2003 compared to an operating loss of $0.1 million for the three months ended September 29, 2002. Operating margin for the Packaging Systems segment was income of 1.0% in the first quarter of fiscal 2004 versus a loss of 0.1% in the first quarter of fiscal 2003.

Assembly & Test segment operating loss decreased $0.2 million to a loss of $0.5 million for the three months ended September 28, 2003 from a loss $0.7 million for the three months ended September 29, 2002. Results for 2004 include $0.4 million of additional non-cash pension costs and a $0.4 million asset impairment charge. Operating margin for the Assembly & Test segment was a loss of (2.2%) in the first quarter of fiscal 2004 versus a loss of 3.1% in the first quarter of fiscal 2003.

Corporate head office operating costs were $2.4 million for the three months ended September 28, 2003 versus $2.0 million for the three months ended September 29, 2002. The increase was primarily a result of increased directors and officers insurance and lender's legal and professional fees partially offset by the cost cutting programs implemented.

Interest expense increased $0.3 million, or 16.3%, to $1.7 million for the three months ended September 28, 2003 from $1.4 million for the three months ended September 29, 2002. The increase reflects the 1/4 point increase in interest rates charged on the senior credit facility and an increase in the amortization of deferred financing fees. Dividends on our trust preferred securities were $0.4 million for the three months in fiscal 2004 and fiscal 2003. Annual dividend expense of $1.6 million on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES.

No income tax benefit has been recorded for the three months ended September 28, 2003, or for the prior quarter despite book losses. Based on the uncertainty of future taxable income, we have not recorded any tax benefit for book losses. Also, we have established valuation allowances against all of our United States and United Kingdom deferred tax assets.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced operating losses in the past several years, has an accumulated deficit of $111.1 million and its operating performance continues to be impacted by depressed levels of capital spending in the markets it serves. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's amended credit facility reduced the revolving loan commitment from $45.0 million to approximately $42.0 million. In light of the reduced availability under the amended credit facility, the Company will need to effectively manage its cash to meet its liquidity needs and debt reduction obligation through July 2, 2004, the maturity date of the facility. The Company has initiated discussions with several lenders and, is actively engaged in negotiations to sell certain assets for purposes of refinancing borrowings under its credit facility, and expects to complete such refinancing prior to July 2, 2004. While the Company believes it will be able to replace the facility, the Company may not be able to find new financing on terms acceptable to the Company or the current bank group. If that is the case, the current bank group may not be willing to further extend the credit facility. If the current bank group is not willing to extend the credit facility, new financing at acceptable terms is not available and the Company is not able to generate sufficient cash by selling assets, the Company will not be able to make the lump sum payment that will otherwise be due on July 2, 2004. If sufficient funds to satisfy obligations under the senior credit facility are not available, the Company will not be able to continue its operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue its operations with minimal disruption and preserve the value of its assets.

Cash Flow Activity

Net cash flow used by operations was $7.2 million for the three months ended September 28, 2003, compared with $3.5 million for the three months ended September 29, 2002. For the three months ended September 28, 2003, an increase in working capital used $0.9 million of operating cash flow as compared to $4.8 million for the three months ended September 29, 2002.

The increase in working capital of $1.7 million in the first quarter of fiscal 2004 can be primarily attributed to the reduction in net sales of $22.9 million, or 33.0%, from the first quarter of fiscal 2003. Note 8 to the unaudited consolidated financial statements included herein provides a breakdown of the components of costs and estimated earnings in excess of amounts billed on uncompleted contracts (CIE) and billings in excess of costs and estimated earnings (BIE). As shown in Note 8, costs incurred on uncompleted contracts increased $17.1 million from June 29, 2003 to September 28, 2003 reflecting our higher level of project activity at September 28, 2003, although net CIE/BIE has actually decreased, reflecting lower estimated earnings on projects and a higher level of billings on projects.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22
--------------------------------------------------------------------------------

Capital expenditures for the three months ended September 28, 2003 were $0.1 million, reflecting the Company's conservation of cash. Management anticipates capital expenditures for fiscal 2004 to be approximately $2.0 million, consisting of recurring replacement or refurbishment of machinery and equipment. Funding for capital expenditures is expected to be provided through the Company's senior credit facility.

During the three months ended September 28, 2003, we borrowed $7.2 million under our revolving line of credit to fund cash used by operating activities, capital expenditures and $0.1 million in financing costs.

Senior Credit Facility and Trust Preferred Securities

We use our borrowings under our senior credit facility to fund working capital requirements, capital expenditures and finance charges. Borrowings under our senior credit facility are secured by substantially all of our domestic assets. As of September 28, 2003, our senior credit facility consisted of a $45.0 million revolving credit facility (including a $3.0 million restricted line subject to majority lender approval) and a $5.7 million term credit facility. As of September 28, 2003, under the revolving line of credit, $41.5 million was outstanding (including $0.9 million in outstanding letters of credit) and total borrowing availability was $0.5 million. We had approximately $4.8 million in cash as of September 28, 2003. We are required to make a scheduled quarterly commitment reduction of $1.5 million on December 30, 2003.

As a result of our financial performance in fiscal 2003 and in July and August of fiscal 2004, we were in default of the minimum EBITDA, minimum EBITDA to interest expense and minimum net worth covenants of our senior credit facility as of September 28, 2003. In July 2003, we received permanent waivers of the covenant defaults in the first nine months of fiscal 2003. In conjunction with the waiver of these covenant defaults, the revolving credit facility was temporarily reduced to $45.0 million, with revolver advances in excess of $42.0 million requiring majority lender approval. In October 2003, we received permanent waivers of the covenant defaults in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004 and established new covenants for the remainder of the term of the senior credit facility beginning in November 2003. The Company is subject to an increased interest rate on its outstanding indebtedness if it fails to reduce to $18.0 million the outstanding principal balance of the indebtedness and revolving loan commitment by January 31, 2004. In connection with the amended facility, the Company agreed to pay an amendment fee of 0.25% of the revolving loan commitment plus the outstanding term loan.

At September 28, 2003, interest rates were 8.0% on outstanding domestic indebtedness and 7.95% on outstanding Sterling Pound indebtedness. Interest rates at September 28, 2003 were based on the prime rate plus 4.0% or the Eurodollar rate plus 4.5%. The facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150,000 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates.

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

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. Backlog and orders by segment for the current and prior year period are as follows:

                                                Backlog as of                      Orders for the three months ended
                                    -------------------------------------        -------------------------------------
                                     September 28,        September 29,            September 28,        September 29,
                                         2003                 2002                     2003                2002
                                    ----------------     ----------------        -----------------    ----------------
Material Processing                  $   32.2                $   67.1                $  18.7                $  29.5
Packaging Systems                         8.8                    16.0                    6.6                    6.9
Assembly and Test                        48.4                    45.4                   22.4                   18.8
                                     --------                --------                -------                -------
                                     $   89.4                $  128.5                $  47.7                $  55.2
                                     --------                --------                -------                -------


The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of the quoted profit margin on the project. We believe most of the orders in our backlog as of September 28, 2003 will be recognized as sales during fiscal 2004.

Backlog was negatively impacted by the lower order level and by the previously announced fourth quarter fiscal 2003 contract termination by a customer purchasing the Company's Earthshell equipment. Although the cancelled order reduced year end backlog by $12.3 million, the Company received a $5.3 million purchase order for this equipment from a new customer in the first quarter of fiscal 2004, which is included in its September 2003 backlog.

In September, we booked a $3.1 million order at our Assembly & Test operation from a Chinese auto supplier.

We have been expanding our sales efforts in Asia and developing markets, where we expect significant capital equipment purchases to occur over the remainder of the decade.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supersedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter. In October 2003, the FASB decided to defer the implementation date of FIN 46. The new effective date for FIN 46 is the end of the first interim or annual period subsequent to December 15, 2003, which is the second quarter of fiscal 2004 for the Company. The Trust, which is the issuer of the TIDES, is a wholly-owned consolidated subsidiary of the Company. Pursuant to FIN 46, it could be determined that (i) the Trust is a variable interest entity and (ii) the Company is not the primary beneficiary of the Trust. If such determinations are made, the Company will be required to de-consolidate the Trust, effective for the reporting period ended December 28, 2003. The Company has not created any new variable interest entities since January 31, 2003 and is currently assessing the overall impact of adopting FIN 46.

In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability. Certain provisions of this statement have been indefinitely deferred. The Company is currently considering the impact this standard will have, in conjunction with FIN 46, with respect to its TIDES securities.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

See the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003. There were no significant updates to the disclosure as of September 28, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to DTI's exposures to market risk during the three months ended September 28, 2003 that would require an update to the disclosures provided in DTI's Form 10-K for the fiscal year ended June 29, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

We carried out an evaluation pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of fiscal 2004. Based upon the foregoing, our President and Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2004 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we do note that during the first quarter of fiscal 2004, our director of internal audit and a staff internal auditor left the Company to pursue other job opportunities. Other accounting personnel are currently fulfilling the responsibilities of these positions and we are actively searching for individuals to fill these two positions.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 25
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in legal and regulatory proceedings, as described in "Part 1, Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003. Since the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003, there have been no material developments in previously reported legal proceedings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", above for a discussion of covenant defaults under the Company's bank credit facility. The defaults referenced therein were permanently waived subsequent to quarter end pursuant to the amendment to our credit facility, executed in October 2003.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 26
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10 Fourteenth Amendment to Fourth Amended and Restated Credit Facilities Agreement, dated as of October 21, 2003, among Bank of America, N.A., as Administrative Agent, and Bank of America, N.A. and the other lenders listed therein and DT Industries, Inc. and other Borrowers listed therein.


                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

                  32 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  On September 5, 2003, the Company filed a Current Report on Form 8-K to report, pursuant to Items 7 and 9 thereof, a release of the Company's earnings for the fourth quarter of fiscal 2003, among other things.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DT INDUSTRIES, INC.




Date: November 12, 2003                  /s/  John M. Casper
                                         ---------------------------------------
                                             (Signature)
                                             John M. Casper
                                             Senior Vice President - Finance
                                                and Chief Financial Officer