Form 10-Q
period 2003-12-28
DT INDUSTRIES INC
filed 2004-02-11
CIK 918999

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2003

Commission File Number: 0-23400

                               DT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      44-0537828
--------------------------------                    ------------------------
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

 Indicate by check mark whether the registrant is an accelerated filer
                (as defined in Rule 12b-2 of the Exchange Act.)
                                 Yes [ ] No [X]

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 9, 2004 was 23,601,732.

DT INDUSTRIES, INC.

INDEX
PAGE 1

                                                                                          Page
                                                                                         Number
Part I   Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets at December 28, 2003 and
                     June 29, 2003                                                            2

                  Consolidated Statement of Operations for the Three and
                     Six months ended December 28, 2003 and December 29, 2002                 3

                  Consolidated Statement of Changes in Stockholders'
                     Equity for the Six months ended December 28, 2003                        4

                  Consolidated Statement of Cash Flows for the Six
                     months ended December 28, 2003 and December 29, 2002                     5

                  Notes to Consolidated Financial Statements                               6-17

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  18-29

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 29

         Item 4.  Controls and Procedures                                                    29

Part II  Other Information

         Item 1.  Legal Proceedings                                                          30

         Item 3.  Defaults upon Senior Securities                                            30

         Item 4.  Submission of Matters to Vote of Security Holders                          30

         Item 6.  Exhibits and Reports on Form 8-K                                        30-31

Signature

DT INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2

                                                                                   December 28,         June 29,
                                                                                       2003              2003
                                                                                   ------------        ---------
ASSETS

Current assets:
     Cash and cash equivalents                                                      $   1,798          $   4,912
     Accounts receivable, net                                                          26,656             20,531
     Costs and estimated earnings in excess of amounts billed on uncompleted
       contracts                                                                       28,865             29,187
     Inventories, net                                                                  10,160             10,375
     Prepaid expenses and other                                                         3,533              4,955
     Assets of discontinued operations (Note 4)                                        30,746             43,650
                                                                                    ---------          ---------
       Total current assets                                                           101,758            113,610
Property, plant and equipment, net                                                     26,434             27,197
Goodwill                                                                               63,656             63,817
Other assets, net                                                                       3,881              5,265
                                                                                    ---------          ---------
                                                                                    $ 195,729          $ 209,889
                                                                                    =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Senior secured term and revolving credit facility (Note 5)                     $  47,422          $  39,492
     Current portion of other long-term debt                                               45                 74
     Accounts payable                                                                  14,578             12,457
     Customer advances                                                                  5,908              7,494
     Billings in excess of costs and estimated earnings on uncompleted
       contracts                                                                       10,267              5,003
     Accrued liabilities                                                               23,266             22,740
     Liabilities related to discontinued operations (Note 4)                           13,606             17,058
                                                                                    ---------          ---------
       Total current liabilities                                                      115,092            104,318
Long-term debt                                                                             31                 51
Other long-term liabilities                                                            25,841             24,134
                                                                                    ---------          ---------
          Total long-term obligations                                                  25,872             24,185
Commitments and contingencies (Note 11)
Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary DT Capital Trust holding solely convertible junior subordinated
debentures of the Company                                                              37,807             37,005
Stockholders' equity:
     Preferred stock, $0.01 par value; 1,500,000 shares authorized; no
       shares issued and outstanding                                                      ---                ---
     Common stock, $0.01 par value; 100,000,000 shares authorized;
       23,601,732 and 23,647,932 shares issued and outstanding at
       December 28, 2003 and June 29, 2003, respectively                                  246                246
     Additional paid-in capital                                                       188,060            188,060
     Accumulated deficit                                                             (127,819)          (103,394)
     Accumulated other comprehensive (loss)                                           (20,845)           (17,836)
     Unearned portion of restricted stock                                                (114)              (178)
     Less - Treasury stock 1,029,688 and 983,488 shares at December
       28, 2003 and June 29, 2003, respectively), at cost                             (22,570)           (22,517)
                                                                                    ---------          ---------
       Total stockholders' equity                                                      16,958             44,381
                                                                                    ---------          ---------
                                                                                    $ 195,729          $ 209,889
                                                                                    =========          =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3

                                                      Three months ended                     Six months ended
                                              -------------------------------       -------------------------------
                                              December 28,       December 29,       December 28,       December 29,
                                                  2003               2002               2003               2002
                                              ------------       ------------       ------------       ------------
Net sales                                     $    40,218        $    46,696        $    75,409        $   102,415
Cost of sales                                      36,324             40,947             67,586             86,109
                                              -----------        -----------        -----------        -----------
Gross profit                                        3,894              5,749              7,823             16,306
Selling, general and
  administrative expenses                           8,733              8,928             17,269             18,775
Asset Impairment                                                                            423
Restructuring charges (Note 12)                       610              1,700              1,630              1,700
                                              -----------        -----------        -----------        -----------
Operating (loss)                                   (5,449)            (4,879)           (11,499)            (4,169)
Interest expense, net                               1,548              1,204              2,879              2,302
Accrued dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary
  DT Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company                           401                401                802                802
                                              -----------        -----------        -----------        -----------
Loss from continuing operations
  before benefit for income taxes                  (7,398)            (6,484)           (15,180)            (7,273)
Benefit for income taxes                              ---                ---                ---                ---
                                              -----------        -----------        -----------        -----------
Loss from continuing operations                    (7,398)            (6,484)           (15,180)            (7,273)
Discontinued operations (Note 4):
  Loss from discontinued operations,
   before benefit for income taxes:
       Converting Technologies                     (3,504)            (1,010)            (2,832)            (1,251)
       Packaging Systems                           (5,751)              (598)            (6,413)              (730)
  Benefit for income taxes                            ---                ---                ---                ---
                                              -----------        -----------        -----------        -----------
Loss on discontinued operations                    (9,255)            (1,608)            (9,245)            (1,981)
                                              -----------        -----------        -----------        -----------
Net loss                                      $   (16,653)       $    (8,092)       $   (24,425)       $    (9,254)
                                              ===========        ===========        ===========        ===========
Net loss per common share:
  Basic
     From continuing operations               $     (0.31)       $     (0.27)       $     (0.64)       $     (0.31)
     From discontinued operations                   (0.39)             (0.07)             (0.39)             (0.08)
                                              -----------        -----------        -----------        -----------
       Net loss                               $     (0.70)       $     (0.34)       $     (1.03)       $     (0.39)
                                              ===========        ===========        ===========        ===========
  Diluted
     From continuing operations               $     (0.32)       $     (0.29)       $     (0.67)       $     (0.34)
     From discontinued operations                   (0.38)             (0.05)             (0.36)             (0.05)
                                              -----------        -----------        -----------        -----------
       Net loss                               $     (0.70)       $     (0.34)       $     (1.03)       $     (0.39)
                                              ===========        ===========        ===========        ===========
Weighted average common shares
 outstanding:
     Basic                                     23,626,239         23,647,932         23,639,659         23,647,932
     Diluted                                   23,626,239         23,647,932         23,639,659         23,647,932

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 4

                                                                        Accumulated                       Unearned
                                            Additional                     other                         portion of
                                  Common     paid-in      Accumulated   comprehensive     Treasury        restricted
                                   stock     capital       deficit          loss            stock           stock         Total
                                  ------   -----------    -----------   -------------     ---------      -----------    --------
Balance, June 29, 2003             $ 246    $  188,060    $ (103,394)    $  (17,836)      $ (22,517)       $  (178)     $ 44,381
Comprehensive loss:
  Net loss                                                   (24,425)                                                    (24,425)
  Deferred Hedging Gain (Loss)                                                 (375)                                        (375)
  Foreign currency translation                                               (2,634)                                      (2,634)
                                                                                                                        --------
    Total comprehensive loss                                                                                             (27,434)
Amortization of earned portion
  of restricted stock                                                                                           64            64
Repurchase of restricted shares                                                                 (53)                         (53)
                                   -----    ----------    ----------     ----------       ---------        -------      --------
Balance, December 28, 2003         $ 246    $  188,060    $ (127,819)    $  (20,845)      $ (22,570)       $  (114)     $ 16,958
                                   =====    ==========    ==========     ==========       =========        =======      ========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5

                                                                                     Six Months Ended
                                                                              -------------------------------
                                                                              December 28,       December 29,
                                                                                 2003                2002
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (24,425)          $  (9,254)
Loss from discontinued operations                                                  9,245               1,981
                                                                               ---------           ---------
Loss from continuing operations                                                  (15,180)             (7,273)
Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities:
     Depreciation                                                                  1,399               1,778
     Amortization                                                                  1,138               1,180
     Asset Impairment                                                                423
     Deferral of dividends on convertible trust preferred securities                 802                 802
     Deferred taxes                                                                   (5)               (577)
(Increase) decrease in current assets, excluding the effect of discontinued operations:
     Accounts receivable                                                          (5,435)              9,748
     Costs and earnings in excess of amounts billed on uncompleted
      contracts                                                                      441                (136)
     Inventories                                                                     514              (3,117)
     Prepaid expenses and other                                                    2,020                (844)
Increase (decrease) in current liabilities, excluding the effect of discontinued operations:
     Accounts payable                                                              2,216              (4,625)
     Customer advances                                                            (1,754)              2,688
     Billings in excess of costs and estimated earnings on uncompleted
      contracts                                                                    5,088                (461)
     Accrued liabilities and other                                                   363              (4,255)
                                                                               ---------           ---------
        Net cash provided (used) by operating activities of continuing
         operations                                                               (7,970)             (5,092)
        Net cash provided (used) by operating activities of discontinued
         operations                                                                 (405)             (1,625)
                                                                               ---------           ---------
        Net cash provided (used) by operating activities                          (8,375)             (6,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                                  4                 679
     Capital expenditures                                                           (181)             (2,224)
                                                                               ---------           ---------
        Net cash provided (used) by investing activities                            (177)             (1,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (paydowns) on senior credit facility                           5,393                 991
     Payments on other indebtedness                                                  (49)             (5,109)
     Financing costs paid                                                           (175)               (306)
     Repurchase of Restricted Shares                                                 (53)                ---
                                                                               ---------           ---------
        Net cash provided (used) by financing activities                           5,116              (4,424)
Effect of exchange rate changes                                                      322                 840
                                                                               ---------           ---------
Net increase (decrease) in cash                                                   (3,114)            (11,846)
Cash and cash equivalents at beginning of period                                   4,912              18,847
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $   1,798           $   7,001
                                                                               =========           =========

          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6

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

2.       LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced operating losses in the past several years, has an accumulated deficit of $127,819 and its operating performance continues to be adversely impacted by depressed levels of capital spending in the markets it serves. In addition, the Company is currently in default on its senior credit facility due to its failure to make principal payments of approximately $2.7 million due on December 31, 2003 and violation of a minimum net worth covenant. The Company has requested a forebearance agreement from its bank group, but the bank group had neither waived the defaults nor issued forebearance from accelerating payment. The Company's current senior credit facility matures on July 2, 2004 and, to date, the bank group has not indicated its willingness to extend the facility beyond that date. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's lines of credit are currently overdrawn, it is not able to access any availability under the senior credit facility and it is operating through the management of its cash, including efforts to collect customer payments and delaying payment to vendors, where feasible, to meet its liquidity needs. The Company's ability to meet its short-term liquidity needs and debt obligations would be materially adversely affected if the Company obtains a significant amount of new orders which are not accompanied by advance payments from the customers.

         The Company will be required to replace its existing credit facility on July 2, 2004 unless its current bank group elects to extend the facility beyond the maturity date. The Company has had continuing discussions with other potential lenders who could replace the current bank group. In addition, in order to generate cash to reduce its level of indebtedness, the Company has sold the assets of its Converting Technologies operations (see Note 4) and has signed a letter of intent to sell the assets of its Packaging Systems segment. While the Company believes it will be able to identify a new lending source to replace the current bank group, it may not be able to find new financing on terms acceptable to the Company or at a level which would provide acceptable repayment terms to the current bank group, in either case on a timely basis. If the current bank group is not willing to extend the credit facility, new financing at acceptable terms is not available or the Company is not able to generate sufficient cash by selling assets, the Company will not be able to make the lump sum payment that is due on July 2, 2004. If sufficient funds to satisfy obligations under the senior credit facility are not available, the Company will not be able to continue its operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue its operations with minimal disruption and preserve the value of its assets.

         The Company's senior credit facility (see Note 5) matures on July 2, 2004 and borrowings thereunder of $47,422 are presented as current debt in the accompanying December 28, 2003 consolidated balance sheet.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7

         The Company is required to begin paying quarterly distributions of $626 under its 7.16% convertible preferred securities ("TIDES") on September 30, 2004. The Company may elect to defer future quarterly distribution through the maturity date of the TIDES, May 31, 2008, provided it makes the initial distribution on September 30, 2004.

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

         STOCK COMPENSATION PLANS

         The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) prescribes the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, SFAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, SFAS 123 mandates certain pro forma disclosures, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
         - Transition and Disclosure", as if the fair value method had been utilized.

         Had compensation costs for the Company's stock incentive plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per basic and diluted share would have been increased to the pro forma amounts indicated below. Because future stock based compensation may be awarded, the pro forma impacts shown below are not necessarily indicative of the impact in future years.

                                                       For the Three Months Ended          For the Six Months Ended
                                                       --------------------------        ----------------------------
                                                        December         December        December          December
                                                        28, 2003         29, 2002        28, 2003          29, 2002
                                                       ---------         --------        --------          --------
Net loss - as reported                                 $ (16,653)        $ (8,092)       $(24,425)        $ (9,254)
  Add: Total stock-based compensation
    expense included in net loss - as reported                32               81              64              162
  Deduct: Total stock-based compensation
    expense determined under fair value
    method for all awards                                    (76)            (164)           (152)            (328)
                                                       ---------         --------        --------         --------
Net loss - pro forma                                   $ (16,697)        $ (8,175)       $(24,513)        $ (9,420)
                                                       =========         ========        ========         ========
Loss per basic and diluted share - as reported         $   (0.70)        $  (0.34)       $  (1.03)        $  (0.39)
Loss per basic and diluted share - pro forma           $   (0.71)        $  (0.35)       $  (1.04)        $  (0.40)

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8

         GOODWILL

         The changes in the carrying amount of goodwill for the six months ended December 28, 2003 were as follows:

                                               Material          Assembly &
                                              Processing            Test
                                                segment            segment         Total
                                              ----------        -----------      --------
Balance as of June 29, 2003                    $ 30,946         $  32,871        $ 63,817
Goodwill impairment charge                          ---              (423)           (423)
Foreign currency translation                        ---               (32)            (32)
                                               --------         ---------        --------
Balance as of September 28, 2003                 30,946            32,416          63,362
Foreign currency translation                        ---               294             294
                                               --------         ---------        --------
Balance as of December 28, 2003                $ 30,946         $  32,710        $ 63,656
                                               ========         =========        ========

4.       DISCONTINUED OPERATIONS

         On December 16, 2003, the Company entered into an agreement for the sale of substantially all of the assets of its Converting Technologies division (included in the Material Processing segment). The Company has also entered into a non-binding letter of intent to dispose of substantially all of the assets of its Packaging Systems business segment. The Company has presented the assets sold or to be sold, the liabilities assumed or to be assumed by the buyers and the operating results of these businesses as discontinued operations in these financial statements.

         The sale of the Converting Technologies assets was completed on January 16, 2004. The Company received net proceeds of $6,000 from the sale, which were used to reduce the Company's indebtedness to its senior lenders. Under the Converting Technologies asset purchase agreement, the Company is responsible for any product liability claims made on equipment sold prior to the asset sale date. The estimated liability for such claims is recorded in the Company's balance sheet accruals at December 28, 2003. The Company expects to sell the assets of the Packaging Systems segment prior to the end of March 2004.

         The assets and liabilities of these business units have been separately identified in the Company's balance sheets as of December 28, 2003 and June 29, 2003. The major classes of assets and liabilities of the discontinued entities are as follows:

                                                          December 28,          June 29,
                                                              2003                2003
                                                          ------------         --------
Assets:
    Accounts receivable (net)                               $  6,983           $  8,468
    Inventory (net)                                           14,388             18,585
    Property, Plant and Equipment (net)                        2,548              2,845
    Goodwill                                                   5,681             11,500
    Other                                                      1,146              2,252
                                                            --------           --------
    Assets of Discontinued Operations                       $ 30,746           $ 43,650
                                                            ========           ========

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9

                                                         December 28,           June 29,
                                                             2003                 2003
Liabilities:
     Accounts Payable                                     $  3,585              $  3,743
     Customer Advances                                       5,043                 8,244
     Accrued Liabilities                                     3,211                 3,397
     Long-Term Debt - Leases                                 1,519                 1,440
     Other Liabilities                                         248                   234
                                                          --------              --------
     Liabilities of Discontinued Operations               $ 13,606              $ 17,058
                                                          ========              ========

         During December 2003, an impairment of $5.7 million was recorded against the Packaging Systems segment goodwill and was included in the charge to record assets at fair market value noted below. The impairment charge reduced the carrying basis of the Packaging Systems segment goodwill to its estimated fair value, based on the net proceeds the Company expects to receive in the sale of the Packaging Systems assets.

         Summary operating results of the discontinued operations are as follows:

                                            Three Months Ended                       Six Months Ended
                                      --------------------------------       --------------------------------
                                      December 28,        December 29,       December 28,        December 29,
                                          2003                2002               2003                2002
                                      ------------        ------------       ------------        ------------
Net Sales                               $ 12,471            $ 15,572           $  24,094           $  29,295
Gross Profit                               3,424               3,428               6,456               6,745
Selling, General &
  Administrative Expense                   2,129               4,696               4,811               8,046
Interest Expense                             350                 340                 690                 680
(Charge) to record Assets at
  Fair Market Value                      (10,200)                                (10,200)
(Loss) before Benefit for
  Income Taxes                            (9,255)             (1,608)             (9,245)             (1,981)

         During December 2003, the Company recorded a charge of $10,200, for goodwill impairment and lower of cost or market adjustments related to inventory, to adjust the carrying basis of the assets of the Converting Technologies division and Packaging Systems segment to their estimated fair market value, based on indicative offers received from purchasers or potential purchasers of those assets. In January 2004, the assets of Converting Technologies were sold, with the proceeds from the sale approximating the adjusted carrying basis of the assets.

         The interest expense included above is interest on debt that has been or is expected to be repaid as a result of the disposal transactions, calculated at the average rate of interest the Company paid on its revolving bank loans during the applicable periods.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10

5.       FINANCING

         As of December 28, 2003 and June 29, 2003, current and long-term debt consisted of the following:

                                                                             DECEMBER 28,             JUNE 29,
                                                                                 2003                   2003
                                                                             ------------             --------
Term and revolving loans under senior secured credit facility:
     Term loan                                                                 $ 5,464                $ 5,996
     Revolving loans                                                            41,958                 33,496
Other debt                                                                          76                    125
                                                                               -------                -------
                                                                                47,498                 39,617
Less - current portion of senior secured credit facility                        47,422                 39,492
Less - current portions of other debt                                               45                     74
                                                                               -------                -------
Long-term debt                                                                 $    31                $    51
                                                                               =======                =======

         The Company is currently in default on its senior credit facility due to its failure to make principal payments of approximately $2.7 million due on December 31, 2003 and violation of a minimum net worth covenant. The Company has requested a forebearance agreement from its bank group, but the bank group had neither waived the defaults nor issued forebearance from accelerating payment. The amended senior credit facility consists of a $5,464 term loan and a $42,783 revolving loan ($783 represents a restricted line of credit requiring lender consent to utilize) of which $2,066 is reserved for outstanding letters of credit. After renewal of a British Pound Sterling bank borrowing on December 30, 2003, the total of the amount borrowed under the line of credit ($41,910) plus letters of credit outstanding ($2,066) exceeded the revolving credit line at that date. As a result, the Company does not presently have any availability under the senior credit facility while in default of its credit agreement. In January 2004, the Company repaid $5.7 million of the amount outstanding under the loan using proceeds from the sale of Converting Technologies. However, the Company remains in default of the credit agreement despite this payment.

         Significant terms of the senior credit agreement as amended through the date hereof are:

         - $1,500 quarterly scheduled commitment reductions prorated between the term and revolving loan commitments through June 2004;

         - Interest rates for amounts borrowed under the credit facility are based on Prime Rate plus 4.0% or Eurodollar Rate plus 4.5%. The interest rates increased -1/2 percentage point on January 31, 2004 as the Company did not reduce the outstanding revolving loans to $18,000 or less, as required under the latest amendment to the credit facility. At December 28, 2003, interest rates on outstanding indebtedness were 8.0% on domestic borrowings and 8.34% on Pound Sterling borrowings.

         - Commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150 and a 1% annual facility fee. An additional fee of $765,000 is due if the credit facility is not repaid in full on or before July 2, 2004.

         - Borrowings under the credit facility are collateralized by substantially all of the assets of DTI and its domestic subsidiaries.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11

         The Company has a $4,094 credit facility available from a foreign financial institution, secured by certain of its foreign assets. The facility may be used only to issue bank guarantees, with $3,617 of such guarantees outstanding at December 28, 2003.

6. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES OR TIDES)

         The conversion price of the $35,000 outstanding TIDES (and the Junior Debentures of the Company held by the DT Capital Trust) is $14.00 per share, distributions on the TIDES payable are not required to be paid from April 1, 2002 until July 2, 2004, and the maturity date of the TIDES is May 31, 2008. Distributions are payable on the TIDES at 7.16% beginning September 2004 through their maturity date of May 31, 2008. However, annual dividend expense of $1,604 on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES. Distributions accrued during the period through July 2, 2004 are added to the amount outstanding ($37,807 at December 28, 2003).

7.       BUSINESS SEGMENTS

         In July 2003, the Company announced the closure of its Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of its manufacturing operation to the Material Processing segment's Lebanon, Missouri facilities. An engineering, sales and service office remains in Illinois to serve Precision Assembly's customers. Accordingly, the Precision Assembly segment has been consolidated into the Material Processing segment for financial reporting purposes and the financial information presented for fiscal 2003 has been reclassified to reflect that the Company currently has two continuing business segments.

         During the quarter ended December 28, 2003, the Company identified its Packaging Systems segment as discontinued operations and accordingly eliminated this segment from the following disclosure. In addition, data of the Converting Technologies business, also identified as a discontinued operation, has been eliminated from the Material Processing segment.

         Net sales for the Company's reportable segments for its continuing operations consisted of the following:

                                   Three months ended                        Six months ended
                           ---------------------------------         ---------------------------------
                           December 28,         December 29,         December 28,         December 29,
                               2003                 2002                 2003                 2002
                           ------------         ------------         ------------         ------------
Material Processing          $ 10,873             $ 26,663             $ 25,272            $  60,731

Assembly & Test                29,345               20,033               50,137               41,684
                             --------             --------             --------            ---------
   Consolidated total        $ 40,218             $ 46,696             $ 75,409            $ 102,415
                             ========             ========             ========            ==========

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12

         The reconciliation of segment operating income (loss) to consolidated loss from continuing operations before income taxes consisted of the following:

                                                    Three months ended                       Six months ended
                                              -------------------------------         --------------------------------
                                              December 28,       December 29,         December 28,        December 29,
                                                 2003                2002                 2003                2002
                                              ------------       ------------         ------------        ------------
Material Processing                            $ (3,084)          $ (1,002)            $ (6,503)           $  2,482
Assembly & Test                                     918             (2,072)                 589              (2,741)
                                               --------           --------             --------            --------
Operating income (loss) for continuing
  operations reportable segments                 (2,166)            (3,074)              (5,914)               (259)
Corporate/Other                                  (3,283)            (1,805)              (5,585)             (3,910)
Interest expense, net                            (1,548)            (1,204)              (2,879)             (2,302)
Dividends on Company-obligated,
  mandatorily redeemable convertible
  preferred securities of subsidiary DT
  Capital Trust holding solely
  convertible junior subordinated
  debentures of the Company                        (401)              (401)                (802)               (802)
                                               --------           --------             --------            --------
Loss from continuing operations before
  benefit for income taxes                     $ (7,398)          $ (6,484)            $(15,180)           $ (7,273)
                                               ========           ========             ========            ========

         Total assets for the Company's reportable segments and corporate entity and assets of the discontinued operations are as follows:

                                                        December 28,                June 29,
                                                           2003                       2003
                                                        ------------               ----------
Material Processing                                      $  63,875                 $  71,881
Assembly & Test                                             90,136                    83,324
Corporate                                                   10,972                    11,034
Assets of Discontinued Operations                           30,746                    43,650
                                                         ---------                 ---------
   Consolidated total                                    $ 195,729                 $ 209,889
                                                         =========                 =========

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13

8.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                   DECEMBER 28,          JUNE 29,
                                                                       2003                2003
                                                                   ------------          ---------
Accounts receivable
   Trade receivables                                                $   27,262           $  21,166
   Less - allowance for doubtful accounts                                 (606)               (635)
                                                                    ----------           ---------
                                                                    $   26,656           $  20,531
                                                                    ==========           =========
Costs and estimated earnings in excess of amounts billed on
 uncompleted contracts
   Costs incurred on uncompleted contracts                          $  140,843           $ 101,601
   Estimated earnings                                                   10,802              12,035
                                                                    ----------           ---------
                                                                       151,645             113,636
   Less - Billings to date                                            (133,047)            (89,452)
                                                                    ----------           ---------
                                                                    $   18,598           $  24,184
                                                                    ==========           =========
 Included in the accompanying balance sheets:
   Costs and estimated earnings in excess of amounts billed         $   28,865           $  29,187
   Billings in excess of costs and estimated earnings                  (10,267)             (5,003)
                                                                    ----------           ---------
                                                                    $   18,598           $  24,184
                                                                    ==========           =========
Inventories, net
   Raw materials                                                    $    4,841           $   1,741
   Work in process                                                       8,327              11,390
   Less - inventory reserves                                            (3,008)             (2,756)
                                                                    ----------           ---------
                                                                    $   10,160           $  10,375
                                                                    ==========           =========
Accrued liabilities
   Accrued employee compensation and benefits                       $    5,623           $   6,091
   Accrued warranty                                                      1,574               1,712
   Restructuring accrual                                                 1,440               1,004
   Income tax refund accrual                                             8,285               8,285
   Other                                                                 6,344               5,648
                                                                    ----------           ---------
                                                                    $   23,266           $  22,740
                                                                    ==========           =========

         The Company routinely incurs warranty costs after projects are installed and completed. The Company reserves for such warranty costs based on its historical warranty experience and consideration of any known warranty issues. A summary of the warranty reserves for the three and six months is as follows:

                                      For the Three Months Ended          For the Six Months Ended
                                      --------------------------        ----------------------------
                                      December          December        December        December 29,
                                      28, 2003          29, 2002        28, 2003            2002
                                      --------          --------        --------        ------------
Beginning                             $ 1,790            $ 2,346        $ 1,712           $ 2,720
Expenses                                  412                330            865               464
Charges                                  (628)              (724)        (1,003)           (1,232)
                                      -------            -------        -------           -------
Ending                                $ 1,574            $ 1,952        $ 1,574           $ 1,952
                                      =======            =======        =======           =======

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14

9.       CONTRACT COSTS

         Included in Costs and Estimated Earnings in Excess of Amounts Billed on Uncompleted Contract (CIE) and in Raw Materials Inventory is $5.9 million of costs incurred to manufacture equipment to produce biodegradable food packaging products. Netted against the costs in CIE is a payment of $3.3 million from a customer under a contract to purchase this equipment, which contract was subsequently cancelled by the customer (see Note 11). The Company has filed a claim for in excess of $6.4 million of cancellation charges on this contract.

         Subsequent to the above contract cancellation, the Company signed an agreement with another customer to manufacture equipment to produce a product similar to that noted above. The Company expects to use a significant portion of the CIE and inventory noted above to manufacture this equipment. The current customer contract requires the equipment to satisfy certain production specifications before the customer will take delivery of the equipment and further production specifications before the customer will pay for the equipment. In addition, the equipment must produce commercially saleable product for the customer, which includes products at a rate, quality and cost allowing the customer to sell the products into its marketplace. If the equipment does not meet all of these criteria, the customer may reject the equipment and cancel the contract with no obligation to the Company. The Company has not yet met these criteria and does not anticipate being able to achieve these criteria within the timeframe required under the current customer contract. However, the Company has requested an extension of time from the customer to achieve the specified production criteria and is optimistic that the customer will grant such an extension. The Company believes that it will be able to attain the production criteria under the present contract.

         At December 28, 2003, the Company was carrying $2.6 million of net CIE and Inventory in its accounts. If the Company is unable to meet all of the aforementioned production criteria/specifications under the current customer contract, it will likely have to take impairment against a portion of all of the carrying costs of the equipment.

10.      ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued a revision to FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" that revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers'Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of FAS 132 remain in effect until the provisions of this Statement are adopted. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except that disclosure of information about foreign plans required by this Statement is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 15

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supersedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter. In December 2003, the FASB issued FIN46R, a revision to the previously issued FIN46, which defers the implementation date. The effective date for FIN46R is the end of the first interim or annual period subsequent to March 15, 2004, which is the third quarter of fiscal 2004 for the Company. Pursuant to FIN 46R, the Company's wholly-owned consolidated subsidiary trust (the "Trust") will be required to be deconsolidated. The Company, would, however maintain a liability to the Trust relative to the debentures of the Company held by the Trust. The Company has not created any new variable interest entities since January 31, 2003.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability. Certain provisions of this statement that are applicable to the Company have been indefinitely deferred.

11.      COMMITMENTS AND CONTINGENCIES

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

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 16

         In July 2003, Green Packaging SDN BHD and Green Earth Packaging Corp. (collectively, "Green Packaging") filed a complaint against Detroit Tool & Engineering Company ("DTE"), a wholly-owned subsidiary of DTI, in the Superior Court of the State of California, County of Santa Barbara. As causes of action, the complaint alleges breach of contract, misappropriation of trade secrets, breach of confidence, unfair business practices, conversion and similar claims arising out of a purchase order pursuant to which DTE was to manufacture for Green Packaging four lines of equipment for the purpose of producing biodegradable food packaging using technology and processes licensed by Green Packaging from Earthshell Corporation. In its complaint, Green Packaging seeks damages "believed to be in excess of $3.3 million," punitive damages and injunctive relief. Prior to the filing of the complaint, Green Packaging had notified DTE that it was canceling its purchase order for the equipment, and DTE had invoiced Green Packaging for cancellation charges in excess of $6.4 million, which has not been paid, nor has it been recognized in the Company's financial statements. DTE filed a motion to quash service of the summons and complaint for lack of personal jurisdiction. Rather than responding to the motion, on September 29, 2003, Green Packaging amended its complaint and added DTI as a defendant in that action. The causes of action in the amended complaint are the same as those asserted in the original complaint, with additional claims made for breach of guarantee and breach of an additional agreement. The Company and DTE have filed a motion to quash service of the summons and amended complaint for lack of personal jurisdiction. The motion is noticed to be heard on April 22, 2004. In addition, the Company intends to vigorously defend Green Packaging's action and to vigorously pursue its claim again Green Packaging for the above-referenced cancellation charges.

         Product liability claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of its products. At December 28, 2003, there were seven such claims either pending or that may be asserted against the Company. The Company does not believe that the resolution of these claims, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flow. Product liability claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts. The Company has established reserves for these deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability claims in the future will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

         The Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company maintains comprehensive general liability insurance that it believes to be adequate its business.

12.      RESTRUCTURING

         As outlined in its Annual Report on Form 10-K for the fiscal year ended June 29, 2003, during fiscal 2003, 2002 and 2001, the Company took several actions in connection with a plan to restructure its business operations.

DT INDUSTRIES, INC.

ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 17

         In July 2003, the Company announced the decision to transfer its manufacturing operations in Buffalo Grove, Illinois of the Precision Assembly segment to its Lebanon, Missouri manufacturing facilities as part of the Material Processing segment. Accordingly, the Precision Assembly segment has been consolidated into the Material Processing segment for financial reporting purposes. Due to the transfer of these operations, the Company recorded a restructuring charge of $1,230 in the first six months of fiscal 2004 ($210 in the three months ended December 28, 2003), including severance costs of $1,173 for the termination of 69 employees.

         The restructuring reserve at June 29, 2003 pertains to two vacant facilities and one facility sublet at approximately 75% of the current lease rates. The reserve represents lease payments on the vacant facilities through June 2004 and the partial lease payments on the sublet facility through the life of the sublease (2013). The Company's Packaging Systems segment leases a now vacant manufacturing facility, the liability for which the Company does not expect to be assumed by a buyer of the business. Although the Company continues to actively seek a tenant for the facility, it has not, to date, been able to locate such a tenant. Therefore, the Company provided an additional $400 in its reserve for future lease costs on closed facilities in December 2003. The $400 reserve represents the discounted value of the excess of the Company's rental payments for the remaining lease term over current market rental payments for a similar property.

         A summary of the restructuring reserve for the six months and three months ended December 28, 2003 is as follows:

                                                           FOR THE SIX MONTHS ENDED
                                           --------------------------------------------------------
                                           JUNE 29,       CHARGED TO     CASH          DECEMBER 28,
                                             2003          EXPENSE      PAYMENTS          2003
                                           --------       ----------    --------       ------------
Severance costs                            $   ---         $ 1,173      $   (820)        $   353
Future lease costs on closed facilities      1,004             400          (317)          1,087
Other                                          ---              57           (57)            ---
                                           -------         -------      --------         -------
                                           $ 1,004         $ 1,630      $ (1,194)        $ 1,440
                                           =======         =======      ========         =======

                                                          FOR THE THREE MONTHS ENDED
                                         ----------------------------------------------------------
                                         SEPTEMBER 28,    CHARGED TO     CASH          DECEMBER 28,
                                             2003          EXPENSE      PAYMENTS          2003
                                         -------------    ----------    --------       ------------
Severance costs                            $   669          $ 178        $  (494)        $   353
Future lease costs on closed facilities        772            400            (85)          1,087
Other                                          ---             32            (32)            ---
                                           -------          -----        -------         -------
                                           $ 1,441          $ 610        $  (611)        $ 1,440
                                           =======          =====        =======         =======

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 18

Certain information contained in this Quarterly Report, including, without limitation, the information appearing under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words "opportunities", "growth potential", "objectives", "goals", "will", "anticipate", "believe", "intend", "estimate", "expect", "should", and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the amount and availability of, and our ability to comply with restrictions and covenants relating to, our indebtedness under our senior credit facility, our ability to effectively manage our cash to meet our liquidity needs and debt reduction obligations through July 2, 2004, continued restrained capital spending in industries or markets served, delays or cancellations of customer orders, the loss of a key customer, our ability to refinance or further extend our senior credit facility in order to meet our liquidity needs and continue as a going concern after July 2, 2004, our ability to achieve anticipated cost savings from our corporate restructuring and cost reduction initiatives, our ability to consummate the sale of our Packaging Systems business segment on a timely basis, our ability to continue upgrading and modifying our financial, information and management systems and controls to manage our operations on an integrated basis and report our results, delays in shipping dates of products, significant cost overruns on projects, customer demand for new products and applications, significant pre-tax charges, including for goodwill impairment, the write-down of assets, warranty-related expenses and restructuring charges, foreign currency exchange rate fluctuations, changes in interest rates, increased inflation and collectibility of past due customer receivables. See "Business - Risks Related to Our Business" in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003 for a description of these and other risks, uncertainties and factors.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months and six months ended December 28, 2003 compared to the three months and six months ended December 29, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

The Company has experienced operating losses in the past several years, have an accumulated deficit of $127.8 million and our operating performance continues to be impacted by depressed levels of capital spending in the markets we serve. The Company is currently in default on its senior credit facility due to its failure to make principal payments of approximately $2.7 million due on December 31, 2003 and violation of a minimum net worth covenant. While the Company has requested a forebearance agreement from its bank group, the bank group had neither waived the defaults nor issued forebearance from accelerating payment. As discussed below under "Liquidity and Capital Resources", these circumstances raise substantial doubt about the Company's ability to continue as a going concern.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 19

Almost all of our net sales are derived from the sale and installation of equipment and systems primarily under fixed-price contracts. We also derive net sales from the sale of spare and replacement parts and servicing installed equipment and systems. We recognize revenue under the percentage of completion method or upon delivery and acceptance in accordance with SEC Staff Accounting Bulletin 104 (SAB 104).

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

For those contracts accounted for in accordance with SAB 104, we recognize revenue upon shipment (FOB shipping point). We utilize this method of revenue recognition for products produced in a standard manufacturing operation whereby the product is built according to pre-existing bills of materials, with some customization occurring. These contracts are typically of shorter duration (one to three months) and have smaller contract values. The revenue recognition for these products follows the terms of the contracts, which call for transfer of title at time of shipment after factory acceptance tests with the customer. If installation of the product is included in the contracts, revenue for the installation portion of the contract is recognized when installation is complete.

Costs and related expenses to manufacture products, primarily labor, materials and overhead, are recorded as costs of sales when the related revenue is recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Selling, general and administrative expenses primarily consist of salary and wages for employees, research and development costs, sales commissions, marketing and professional expenses.

In July 2003, we announced the closure of our Precision Assembly segment manufacturing facility in Buffalo Grove, Illinois and the transfer of our manufacturing operation to the Material Processing segment's Lebanon, Missouri facilities. An engineering, sales and service office remains in Illinois to serve Precision Assembly's customers. Accordingly, the Precision Assembly segment has been consolidated into the Material Processing segment for financial reporting purposes and the financial information presented for fiscal 2003 has been restated.

On December 16, 2003, the Company entered into an agreement for the sale of substantially all of the assets of its Converting Technologies division (included in the Material Processing segment). The Company has also entered into a non-binding letter of intent to dispose of substantially all of the assets of its Packaging Systems business segment. The Company has presented the assets sold or to be sold, the liabilities assumed or to be assumed by the buyers and the operating results of these businesses as discontinued operations in its financial statements.

The sale of the Converting Technologies assets was completed on January 16, 2004. The Company received net proceeds of $5.7 million from the sale, which were used to reduce the Company's indebtedness to its senior lenders. Under the Converting Technologies asset purchase agreement, the Company is responsible for any product liability claims made on equipment sold prior to the asset sale date. The estimate liability for such claims is recorded an in the Company's balance sheet accruals at December 28, 2003. The Company expects to sell the assets of the Packaging Systems segment prior to the end of March 2004.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20

Both the Packaging Systems segment and the Converting Technologies business, previously included in the Material Processing segment, have been eliminated from the following disclosure since they are being treated as discontinued operations in the Company's financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of consolidated net sales represented by certain items reflected in the Company's consolidated statement of operations. The data presented below was derived from our unaudited consolidated financial statements included in this Quarterly Report.

                                                 Three months ended                        Six months ended
                                           ---------------------------------        --------------------------------
                                           December 28,         December 29,        December 28,        December 29,
                                              2003                 2002                2003                2002
                                           ------------         ------------        ------------        ------------
                                           (Unaudited)          (Unaudited)         (Unaudited)         (Unaudited)
Net sales                                      100.0%              100.0%              100.0%             100.0%
Cost of sales                                   90.3                87.7                89.6               84.1
                                               -----               -----               -----              -----
Gross profit                                     9.7                12.3                10.4               15.9
Selling, general and administrative
expenses                                        21.7                19.1                23.5               18.3
Restructuring charge                             1.5                 3.6                 2.1                1.7
                                               -----               -----               -----              -----
Operating (loss)                               (13.5)%             (10.4)%             (15.2)%             (4.1)%
                                               =====               =====               =====              =====

                      THREE MONTHS ENDED DECEMBER 28, 2003
                COMPARED TO THREE MONTHS ENDED DECEMBER 29, 2002

Consolidated net sales for the three months ended December 28, 2003 were $40.2 million, a decrease of $6.5 million, or 13.9%, from $46.7 million for the three months ended December 29, 2002.

Net sales by continuing operations business segment were as follows (in millions):

                                              Three Months Ended
                                       --------------------------------
                                       December 28,        December 29,         Increase
                                           2003               2002             (Decrease)
                                       ------------        ------------        ----------
Material Processing                      $ 10.9              $ 26.7             $ (15.8)
Assembly & Test                            29.3                20.0                 9.3
                                         ------              ------             -------
                                         $ 40.2              $ 46.7             $  (6.5)
                                         ======              ======             =======

Material Processing segment net sales decreased $15.8 million, or 59.2%, to $10.9 million for the three months ended December 28, 2003 from $26.7 million for the three months ended December 29, 2002. The decrease was primarily due to the decrease in sales to our key electronics customer. Sales to this customer for the three months ended December 28, 2003 were $3.5 million, down $9.9 million or 73.9%, from the comparable three months of fiscal 2003. The decrease in sales can be attributed to the completion of several capital spending programs with this customer being recognized in fiscal 2003 and not being replaced by other orders from this customer or other customers. In July 2003, we announced the decision to transfer the manufacturing operations in Buffalo Grove, Illinois to Lebanon, Missouri as part of the Material Processing segment. As a result of this consolidation, we have consolidated the Precision Assembly segment into the Material Processing segment for financial reporting purposes beginning in fiscal 2003. The decision to transfer manufacturing operations in Buffalo Grove was based on the outlook for future electronics projects and excess capacity issues. We expect to see continued softness in our core electronics market throughout fiscal 2004. The segment's other markets also remain

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 21

depressed. For example, sales to the appliance industry were down approximately $4.1 million, or 88.8%, for the three months ended December 28, 2003. We are currently working on the process and equipment development for Earthshell's biodegradable foam laminate packaging equipment, with expectations of delivering the first machine during the fourth quarter of fiscal 2004. We are not recognizing revenue on this project until we receive customer acceptance of the equipment. The initial orders for this equipment were cancelled by Green Packaging during fiscal 2003 and we have since contracted to sell a majority of the Green Packaging inventory to another customer and expect to recover the $2.6 million of net value on our balance sheet at December 28, 2003. See, however,
Note 9 to the consolidated financial statements for a description of issues related to this customer contract.

Assembly & Test segment net sales increased $9.3 million, or 46.5%, to $29.3 million for the three months ended December 28, 2003 from $20.0 million for the three months ended December 29, 2002. Our Assembly & Test segment primarily serves the automotive market. The increase in the segment's sales was across the North American and European operations and can be attributed to the timing of project revenue recognition on a few large projects.

Gross profit decreased $1.9 million, or 32.2%, to $3.9 million for the three months ended December 28, 2003 from $5.8 million for the three months ended December 29, 2002. The decrease in gross profit reflects the effect of the $6.5 million decrease in net sales. Our gross margin decreased to 9.7% in fiscal 2004 from 12.3% in fiscal 2003. The lower gross margins resulted from higher than planned costs incurred on projects and fixed manufacturing costs being allocated over a lower revenue base.

Selling, general and administrative (SG&A) expenses were $8.7 million for the three months ended December 28, 2003, a decrease of $0.2 million, or 2.2%, from the $8.9 million for the three months ended December 29, 2002. The decrease is primarily attributable to the cost reduction program that we implemented in fiscal 2003, which has achieved savings of $0.7 million a month beginning in April 2003. The program included the discontinuance of 401-K matching and discretionary contributions and salary and wage reductions of 5% to 10% across several divisions and our corporate office. These savings were substantially offset by the $1.5 million increase in corporate expenses, primarily pertaining to increased directors and officers insurance and legal and professional fees associated with the senior credit facility.

A restructuring charge of $0.6 million was recorded during the three months ended December 29, 2003. The charge related primarily to severance costs associated with the transfer of manufacturing in Buffalo Grove, Illinois to Lebanon, Missouri and a reserve recorded for future lease costs on a now vacant facility in England (see Note 12).

Our operating loss increased $0.5 million to a loss of $5.4 million for the three months ended December 28, 2003 compared to a loss of $4.9 million for the three months ended December 29, 2002.

Material Processing segment operating loss increased $2.1 million to a loss of $3.1 million for the three months ended December 28, 2003 from a loss of $1.0 million for the three months ended December 29, 2002. Operating margin for the Material Processing segment was a loss of 28.4% in the second quarter of fiscal 2004 versus a loss of 3.8% in the second quarter of fiscal 2003. As noted above, the drop in sales resulted from the segment's core electronics market where the segment has historically achieved better profit performance. The segment incurred approximately $0.2 million in costs related to closing the Buffalo Grove, Illinois manufacturing facility and relocating equipment. The remainder of the decrease in operating margin can be attributed to project cost overruns and lower absorption of manufacturing overhead costs.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22

The Assembly & Test segment achieved operating income of $0.9 million for the three months ended December 28, 2003 compared to a loss of $2.1 million for the three months December 29, 2002. Operating margin for the Assembly & Test segment was 3.1% in the second quarter of fiscal 2004 versus a loss of 10.3% in the second quarter of fiscal 2003. The improvement in operating performance is a combination of better project performance, the improved absorption of manufacturing overhead costs from the increased revenues and cost reductions.

Corporate head office operating costs were $3.3 million for the three months ended December 28, 2003 versus $1.8 million for the three months ended December 29, 2002. The increase was primarily a result of increased directors and officer's insurance premiums and legal and professional fees associated with our senior credit facility, partially offset by the cost cutting programs we implemented.

Interest expense attributed to continuing operations increased $0.3 million, or 28.5%, to $1.5 million for the three months ended December 28, 2003 from $1.2 million for the three months ended December 29, 2002. The increase reflects the -1/2 point increase in interest rates charged on the senior credit facility, increased supplemental bank fees pertaining to bank amendments and an increase in the amortization of deferred financing fees. Dividends on our trust preferred securities were $0.4 million for the three months in fiscal 2004 and fiscal 2003. Annual dividend expense of $1.6 million on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES.

No income tax benefit has been recorded for the three months ended December 28, 2003, or for the prior quarter despite book losses. Based on the uncertainty of future taxable income, we have not recorded any tax benefit for book losses. Also, we have established valuation allowances against all of our United States and United Kingdom deferred tax assets.

Included in discontinued operations for the three months ended December 28, 2003 is a $3.5 million loss from operations of the Converting Technologies division and a $5.8 million loss from operations of the Packaging Systems segment. The losses include write-downs of the net assets to fair market value of $3.1 million on the Converting Technologies division and of $7.1 million on the Packaging Systems segment.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 23

                       SIX MONTHS ENDED DECEMBER 28, 2003
                 COMPARED TO SIX MONTHS ENDED DECEMBER 29, 2002

Consolidated net sales for the six months ended December 28, 2003 were $75.4 million, a decrease of $27.0 million, or 26.4%, from $102.4 million for the six months ended December 29, 2002.

Net sales by segment were as follows (in millions):

                                                     Six Months Ended
                                       ---------------------------------------------
                                       December 28,     December 29,      Increase
                                           2003            2002           (Decrease)
                                       ------------     ------------      ----------
Material Processing                      $  25.3          $  60.7          $ (35.4)
Assembly & Test                             50.1             41.7              8.4
                                         -------          -------          -------
Total                                    $  75.4          $ 102.4          $ (27.0)
                                         =======          =======          =======

The decrease in Material Processing segment sales primarily reflects a $28.8 million decrease in sales to our key electronics customer and a $6.2 million decrease in sales to the appliance market. The Material Processing segment was not able to replace sales to these customers with new or repeat customers.

The Assembly & Test segment, which primarily serves the automotive, truck and heavy equipment market, has experienced market softness over an extended period. Results for the current year include revenue recognition on several large automotive projects for which we are currently uncertain that these revenue levels will be achieved in future quarters. Our automotive markets remain very competitive and price sensitive.

Gross profit decreased by $8.5 million, or 52.0%, to $7.8 million for the six months ended December 28, 2003 versus $16.3 million for the six months ended December 29, 2002. The gross margin decreased to 10.4% for the six months of fiscal 2004 from 15.9% for the six months of fiscal 2003, primarily reflecting issues within the Material Processing segment, including project cost overruns on several projects and the impact of reduced volumes and under-absorption of overhead costs. The decrease in gross margin for the Material Processing segment was also due to process and equipment development costs for Earthshell's biodegradable foam laminate packaging equipment and the negative impact on profitability from announcing the shutdown of manufacturing in Buffalo Grove, Illinois.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 24

Selling, general and administrative (SG&A) expenses were $17.3 million for the six months ended December 28, 2003, a decrease of $1.5 million, or 8.0%, compared to $18.8 million for the six months ended December 29, 2002. The decrease is primarily attributable to the cost reduction program that we implemented in fiscal 2003, which achieved savings of $1.0 million a month beginning in April 2003. The program included the discontinuance of 401-K matching and discretionary contributions and salary and wage reductions of 5% to 10% across several divisions and our corporate office. These decreases were offset by increases in directors and officers insurance and lender's legal and professional fees. SG&A expenses as a percentage of consolidated net sales increased to 23.5% for the six months of fiscal 2004 from 18.3% for the prior year period, reflecting the above items and the lower sales volume.

A restructuring charge of $1.6 million was recorded during the six months ended December 28, 2003. The charge related primarily to severance costs associated with the transfer of manufacturing in Buffalo Grove, Illinois to Lebanon, Missouri and to a reserve recorded for future lease costs on a now vacant facility in England. Included in the operating results for the six months ended December 29, 2002 was a $1.7 million restructuring charge related to the closure of the Company's Erie, Pennsylvania facility, part of the Company's Material Processing segment.

Research and development spending, part of SG&A, was $0.6 million for the first six months of fiscal 2004, down from $1.4 million in the comparable prior year period. The decrease resulted from the introduction of four new products in the prior year period and the reduction in all discretionary spending in the current fiscal year to conserve cash.

An operating loss of $11.5 million was incurred for the six months ended December 28, 2003 versus an operating loss of $4.2 million for the six months ended December 29, 2002. Operating margin decreased to a loss of 15.2% in the current year versus 4.1% in the prior year. The following discusses the operating income/loss variances from the prior year comparable period.

Material Processing segment operating income decreased $9.0 million to a loss of $6.5 million for the six months ended December 28, 2003 compared to operating income of $2.5 million generated in the prior period. Operating margin decreased to a loss of 25.7% in the current period compared to income of 4.1% in the prior year. The segment's operating income and margins were impacted by the 58.4% drop in revenues, primarily revenues with customers providing better profitability. The change in product mix away from repeat customers and duplicate systems and the impact of lower volumes on the absorption of manufacturing overhead costs has primarily driven the lower operating margins. The segment is currently working on a few low margin and loss projects. Also, the segment continues to incur costs on developing Earthshell's biodegradable foam laminate packaging equipment, although not recognizing any profitability on this project. The segment incurred approximately $1.2 million in costs related to closing the Buffalo Grove, Illinois manufacturing facility and relocating equipment.

Assembly & Test segment operating income increased $3.3 million, or 121%, to $0.6 million for the six months ended December 29, 2003 compared to a loss of $2.7 million for the six months ended December 29, 2002. Operating margin increased to income of 1.2% in the current period compared to a loss of 6.6% in the prior year period. Assembly & Test segment sales were up 20.3% and operating expenses were down resulting in favorable leverage on costs in the current period. Operating margins also improved from better project performance, with the prior year period being low due to a few low margin and loss projects.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 25

The corporate head office operating loss increased $1.7 million to a loss of $5.6 million for the six months ended December 28, 2003 from a loss of $3.9 million for the prior period. The increase was primarily a result of increased directors and officers insurance premiums and lender's legal and professional fees, partially offset by the cost cutting programs we implemented.

Interest expense increased $0.6 million to $3.6 million for the six months ended December 28, 2003 versus $3.0 million for the six months ended December 29, 2002. The increase reflects the -1/2 point increase in interest rates charged on the senior credit facility, increased supplemental bank fees pertaining to bank amendments and an increase in the amortization of deferred financing fees. Dividends on our trust preferred securities were $0.8 million for the six months in fiscal 2004 and fiscal 2003. Dividend expense of $1.6 million is recorded annually on the convertible trust preferred securities, reflecting an approximate effective yield of 4.6% over the life of the securities, after considering the period from April 1, 2002 until July 2, 2004 when distributions are not required to be paid.

Included in discontinued operations for the six months ended December 28, 2003 is an approximate $2.6 million loss from operations of the Converting Technologies division and an approximate $6.0 million loss from operations of the Packaging Systems division. The losses include the write-down of the net assets to fair market value of $3.1 million on the Converting Technologies division and $7.1 million on the Packaging Systems division.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced operating losses in the past several years, has an accumulated deficit of $127,819 and its operating performance continues to be adversely impacted by depressed levels of capital spending in the markets it serves. In addition, the Company is currently in default on its senior credit facility due to its failure to make principal payments of approximately $2.7 million due on December 31, 2003 and violation of a minimum net worth covenant. The Company has requested a forebearance agreement from its bank group, but the bank group had neither waived the defaults nor issued forebearance from accelerating payment. The Company's current senior credit facility matures on July 2, 2004 and, to date, the bank group has not indicated its willingness to extend the facility beyond that date. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's lines of credit are currently overdrawn, it is not able to access any availability under the senior credit facility and it is operating through the management of its cash, including efforts to collect customer payments and delaying payment to vendors, where feasible, to meet its liquidity needs. The Company's ability to meet its short-term liquidity needs and debt obligations would be materially adversely affected if the Company obtains a significant amount of new orders which are not accompanied by advance payments from the customers.

The Company will be required to replace its existing credit facility on July 2, 2004 unless its current bank group elects to extend the facility beyond the maturity date. The Company has had continuing discussions with other potential lenders who could replace the current bank group. In addition, in order to generate cash to reduce its level of indebtedness, the Company has sold the assets of its Converting Technologies operations (see Note 4 to the financial statements) and has signed a non-binding letter of intent to sell the assets of its Packaging Systems segment. While the Company believes it will be able to identify a new lending source to replace the current bank group, it may not be able to find new financing on terms acceptable to the Company or at a level which would provide acceptable repayment terms to the current bank group, in either case on a timely basis. If the current bank group is not willing to extend the credit facility, new financing at acceptable terms is not available or the Company is not able to generate sufficient cash by selling assets, the Company will not be able to make the lump sum payment that is due on July 2, 2004. If sufficient funds to satisfy obligations under the senior credit facility are not available, the Company will not be able to continue its operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue its operations with minimal disruption and preserve the value of its assets.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 26

Cash Flow Activity

Net cash used by operating activities of continuing operations was $8.7 million for the six months ended December 28, 2003, compared with $5.8 million for the six months ended December 29, 2002. For the six months ended December 28, 2003, a decrease in working capital for the continuing operations provided $3.5 million of operating cash flow as compared to a use of cash of $1.0 million for the six months ended December 29, 2002. The discontinued operations of the Converting Technologies and Packaging Systems divisions used $0.4 million of cash for operating activities for the six months ended December 28, 2003 compared to a use of $1.6 million for the six months ended December 29, 2002.

The decrease in working capital of $3.5 million for the six months ended December 28, 2003 can be primarily attributed to the reduction in net sales of $27.0 million, or 26.4%, from the six months of fiscal 2003. Other factors contributing to lower working capital include higher billings to date on percentage of completion projects, resulting from our focus on cash management and obtaining better payment terms and also from the predominance of projects being at a later stage in the project life cycle. Because of the default on our credit facility, we have been managing cash by deferring payments to vendors. This has also contributed to the lower working capital.

Our working capital balances can fluctuate significantly between periods as a result of the significant costs incurred on individual contracts, the relatively large amounts invoiced and collected for a number of large contracts, and the amounts and timing of customer advances or progress payments associated with certain contracts.

Capital expenditures for the six months ended December 28, 2003 were $0.2 million, reflecting the Company's conservation of cash. Management anticipates capital expenditures for fiscal 2004 to be approximately $1.0 million, consisting of recurring replacement or refurbishment of machinery and equipment. However, until the Company is able to generate cash from its operations, or have availability under its lines of credit, capital expenditures will likely we limited to only those amounts which are essential to continue operations. In the next six months, the Company does not anticipate a critical need for capital expenditures.

During the six months ended December 28, 2003, we borrowed $5.4 million under our revolving line of credit to fund cash used by operating activities, capital expenditures and $0.2 million in financing costs.

Senior Credit Facility and Trust Preferred Securities

We use our borrowings under our senior credit facility to fund working capital requirements, capital expenditures and finance charges. Borrowings under our senior credit facility are secured by substantially all of our domestic assets. As of December 28, 2003, our senior credit facility consisted of a $42.8 million revolving credit facility (including a $0.8 million restricted line, which can be used only with approval of a majority of the lenders) and a $5.5 million term credit facility. As of December 28, 2003, under the revolving line of credit, $42.4 million was outstanding (including $2.1 million in outstanding letters of credit) and total borrowing availability was $0.4 million (restricted). We had approximately $1.8 million in cash as of December 28, 2003.

We were required to make a scheduled quarterly commitment reduction of $1.5 million on December 31, 2003 and lower our outstanding borrowings on December 30, 2003 upon the renewal of our Sterling pound note at a new exchange rate (approximately $1.6 million). We failed to make these mandatory principal payments as required and are currently in default under our senior credit facility. We have since sold substantially all of the assets of our Converting Technologies division and used the net proceeds to reduce term debt by $.7 million and revolving debt by $5.0 million (after payment of $.3 million of bank advisor fees.) Discussions are currently ongoing with our senior lenders to execute a forbearance agreement.

As a result of our net loss in the second quarter of fiscal 2004, we are in default of the minimum net worth covenants of our senior credit facility as of December 28, 2003.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ITEMS 3 AND 4
PAGE 27

At December 28, 2003, interest rates were 8.0% on outstanding domestic indebtedness and 8.44% on outstanding Sterling Pound indebtedness. Interest rates at December 28, 2003 were based on the prime rate plus 4.0% or the Eurodollar rate plus 4.5%. The facility requires commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150,000 and a 1% annual facility fee. The annual facility fee will be forgiven if the debt is paid in full and the credit facility is cancelled before the annual due dates.

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

The Company is required to begin paying quarterly distributions of $.6 million under its 7.16% convertible preferred securities ("TIDES") on September 30, 2004. The Company may elect to defer future quarterly distribution through the maturity date of the TIDES, May 31, 2008, provided it makes the initial distribution on September 30, 2004.

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. Backlog and orders by continuing segment for the current and prior year period are as follows:

                                          Backlog as of                 Orders for the six months ended
                                --------------------------------        --------------------------------
                                December 28,        December 29,        December 28,        December 29,
                                    2003                2002                2003                2002
                                ------------        ------------        ------------        ------------
Material Processing               $ 29.0              $  58.3             $ 27.0              $ 46.7
Assembly & Test                     39.5                 46.9               43.2                40.4
                                  ------              -------             ------              ------
                                  $ 68.5              $ 105.2             $ 70.2              $ 87.1
                                  ======              =======             ======              ======

The level of backlog at any particular time is not necessarily indicative of our future operating performance for any particular reporting period because we may not be able to recognize as sales the orders in our backlog when expected or at all due to various contingencies, many of which are beyond our control. For example, many purchase orders are subject to cancellation by the customer upon notification. Certain orders are also subject to delays in completion and shipment at the request of the customer. However, our contracts normally provide for cancellation and/or delay charges that require the customer to reimburse us for costs actually incurred and a portion of the quoted profit margin on the project. We believe most of the orders in our backlog as of December 28, 2003 will be recognized as sales during fiscal 2004.

DT INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 28

The Company believes that the level of orders and resulting backlog have been negatively impacted and may continue to be negatively impacted by the concerns customers have about the Company's financial condition, including the current bank covenant violation and payment default and the ability of the Company to continue its operations as currently anticipated.

Backlog was negatively impacted by the lower order level and by the previously announced fourth quarter fiscal 2003 contract termination by a customer purchasing the Company's Earthshell equipment. Although the cancelled order reduced year end backlog by $12.3 million, the Company received a $5.3 million purchase order for this equipment from a new customer in the first quarter of fiscal 2004, which is included in its December 28, 2003 backlog.

We have been expanding our sales efforts in Asia and developing markets because we expect significant capital equipment purchases to occur in general in these markets over the remainder of the decade. In September, we received a $3.1 million order at our Assembly & Test operation from a Chinese auto supplier.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revision to FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" that revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of FAS 132 remain in effect until the provisions of this Statement are adopted. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except that disclosure of information about foreign plans required by this Statement is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supersedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter. In December 2003, the FASB issued FIN46R, a revision to the previously issued FIN46, which defers the implementation date. The effective date for FIN46R is the end of the first interim or annual period subsequent to March 15, 2004, which is the third quarter of fiscal 2004 for the Company. Pursuant to FIN 46R, the Company's wholly-owned consolidated subsidiary trust (the "Trust") will be required to be deconsolidated. The Company, would, however maintain a liability to the Trust relative to the debentures of the Company held by the Trust. The Company has not created any new variable interest entities since January 31, 2003.

In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability. Certain provisions of this statement that are applicable to the Company have been indefinitely deferred.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

See the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003. There were no significant updates to the disclosure as of December 28, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to DTI's exposures to market risk during the six months ended December 28, 2003 that would require an update to the disclosures provided in DTI's Form 10-K for the fiscal year ended June 29, 2003.

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

We carried out an evaluation pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of fiscal 2004. Based upon the foregoing, our President and Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2004 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of fiscal 2004, our director of internal audit and a staff internal auditor left the Company to pursue other job opportunities. In December 2003, the former controller of the Company's Precision Assembly segment was named director of internal audit.

DT INDUSTRIES, INC.

PART II. OTHER INFORMATION
PAGE 30

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal and regulatory proceedings, as described in "Part 1, Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and in "Note 11 - Commitments and Contingencies" to the financial statements included in this report. Since the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003, there have been no material developments in previously reported legal proceedings other than on September 29, 2003, Green Packaging amended its complaint and added DTI as a defendant in that action. The causes of action in the amended complaint are the same as those asserted in the original complaint, with additional claims made for breach of guarantee and breach of an additional agreement. The Company and DTE have filed a motion to quash service of the summons and amended complaint for lack of personal jurisdiction. The motion is noticed to be heard on April 22, 2004.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above for a discussion of payment and covenant defaults under the Company's bank credit facility. The Company has requested a forebearance agreement from its lenders in connection with such defaults but, as of the date of this Report on Form 10-Q, such forebearance has not been obtained.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 2003, the Annual Meeting of the Stockholders of DTI was held, at which the election of directors and a proposal recommending that the Board consider rescinding the Company's Shareholders Rights Plan was voted upon.

With respect to the election of Directors, each of the following nominees for Directors received the number of votes set forth opposite his name:

                                                                   FOR                 WITHHELD
                                                                ----------             ---------
Class I                       James J. Kerley                    4,499,719             9,810,732
(term expires 2006)           Charles F. Pollnow                11,400,067             2,910,384
                              John F. Logan                     11,198,837             3,111,614

With respect to the proposal recommending that the Board consider rescinding the Shareholder Rights Plan, the vote was 11,176,893 for, 1,646,189 against, and 13,009 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

DT INDUSTRIES, INC.

PART II. OTHER INFORMATION
PAGE 31

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

                  32 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  On October 22, 2003, a Current Report on Form 8-K was filed, pursuant to items 5 and 7 thereof, announcing that the Company had reached an agreement with its lenders to amend its senior credit facility.

                  On November 12, 2003, a Current Report on Form 8-K was filed to report, pursuant to Items 5 and 7 thereof, the release of the Company's earnings for the three months ended September 28, 2003.

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DT INDUSTRIES, INC.

Date: February 10, 2004                         /s/ John M. Casper
                                             ----------------------------
                                                     (Signature)
                                             John M. Casper
                                             Senior Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)