Form 10-Q/A
period 2003-12-28
DT INDUSTRIES INC
filed 2004-03-12
CIK 918999

                                  FORM 10-Q/A
                                 Amendment No. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended         December 28, 2003
                               ------------------------------------------------
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

                      Yes    X        No
                          --------       --------

      Indicate by check mark whether the registrant is an accelerated filer
                (as defined in Rule 12b-2 of the Exchange Act.)

                      Yes             No      X
                          --------       --------


    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 9, 2004 was 23,601,732.

                                EXPLANATORY NOTE

The Company is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended December 28, 2003 to reflect an increase in the goodwill impairment charge recorded at its Packaging Systems segment. In the Company's Quarterly Report on Form 10-Q originally filed with the SEC on February 11, 2004, the Company did not separately test goodwill for impairment for the Packaging Systems segment that it classified as held for sale. Subsequent to the date the initial Form 10-Q was filed, the Company determined that Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" required this test. As a result of this process, the Company determined it was required to write-off the remainder of its Packaging Systems segment goodwill of $5.7 million. Therefore, as reflected and/or discussed in Items 1 and 2 of this Form 10-Q/A:

         o the non-cash charge for goodwill impairment recorded in the period ended December 28, 2003 increased by $5.7 million to $11.6 million and is included in the "Loss from discontinued operations before benefit for income taxes - Packaging Systems" on the Company's Consolidated Statement of Operations;

         o total assets related to discontinued operations has decreased from $30.7 million to $25.1 million as of December 28, 2003; and

         o the loss from discontinued operations before benefit for income taxes has increased from $9.255 million to $14.936 million and from $9.245 million to $14.926 million for the three and six months ended December 28, 2003, respectively.

The above noted changes had no impact on previously reported results from the Company's continuing operations. Please note that, as described in Footnote 2 of Notes to Consolidated Financial Statements and in the General Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A, the Company completed the sale of substantially all of the assets of the Packaging Systems segment on March 8, 2004 and anticipates it will record a gain on disposal of discontinued operations (no taxes are required to be recorded) of $5.5 million in the fiscal quarter ending March 28, 2004 as a result of this transaction. In addition, see Item 4 of this Form 10-Q/A for a discussion of the Company's internal controls in light of the Company's above-described application of SFAS No. 142.

Please note that, except as described in Item 4 of this Form 10-Q/A and with respect to completion of the sale of the Packaging Systems segment as described in Footnote 2 of Notes to Consolidated Financial Statements and in the General Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A, this report continues to speak as of the date of the original filing, and the Company has not updated the disclosures in this report to speak as of a later date. You are urged to read the Company's Current Report on Form 8-K dated March 11, 2004 for a discussion of certain events that have taken place since the original filing date of this report.

DT INDUSTRIES, INC.

INDEX
PAGE 1
--------------------------------------------------------------------------------

                                                                                            Page
                                                                                           Number
Part I    Financial Information

          Item 1.       Financial Statements (Unaudited)

                        Consolidated Balance Sheets at December 28, 2003
                           (Restated) and June 29, 2003                                        2

                        Consolidated Statement of Operations for the Three and
                           Six months ended December 28, 2003 (Restated)
                           and December 29, 2002                                               3

                        Consolidated Statement of Changes in Stockholders'
                           Equity for the Six months ended December 28,
                           2003 (Restated)                                                     4

                        Consolidated Statement of Cash Flows for the Six
                           months ended December 28, 2003 (Restated) and
                           December 29, 2002                                                   5

                        Notes to Consolidated Financial Statements                          6-18

          Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                             19-30

          Item 3.       Quantitative and Qualitative Disclosures About Market
                           Risk                                                               30

          Item 4.       Controls and Procedures                                               30

Part II   Other Information

          Item 1.       Legal Proceedings                                                     32

          Item 3.       Defaults upon Senior Securities                                       32

          Item 4.       Submission of Matters to Vote of Security Holders                     32

          Item 6.       Exhibits and Reports on Form 8-K                                   32-33

Signature

DT INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2
--------------------------------------------------------------------------------

                                                                                 December 28,        June 29,
                                                                                     2003              2003
                                                                                 -------------     -------------
                                                                                  (Restated)
ASSETS

Current assets:

     Cash and cash equivalents                                                  $       1,798     $       4,912

     Accounts receivable, net                                                          26,656            20,531

     Costs and estimated earnings in excess of amounts billed on uncompleted
          Contracts                                                                    28,865            29,187

     Inventories, net                                                                  10,160            10,375

     Prepaid expenses and other                                                         3,533             4,955

     Assets of discontinued operations (Note 5)                                        25,065            43,650
                                                                                -------------     -------------

          Total current assets                                                         96,077           113,610

Property, plant and equipment, net                                                     26,434            27,197

Goodwill                                                                               63,656            63,817

Other assets, net                                                                       5,265             3,881
                                                                                -------------     -------------

                                                                                $     190,048     $     209,889
                                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Senior secured term and revolving credit facility (Note 6)                 $      47,422     $      39,492

     Current portion of other long-term debt                                               74                45

     Accounts payable                                                                  14,578            12,457

     Customer advances                                                                  5,908             7,494

     Billings in excess of costs and estimated earnings on uncompleted
        contracts                                                                      10,267             5,003

     Accrued liabilities                                                               23,266            22,740

     Liabilities related to discontinued operations (Note 6)                           13,606            17,058
                                                                                -------------     -------------

          Total current liabilities                                                   115,092           104,318

Long-term debt                                                                             51                31

Other long-term liabilities                                                            25,841            24,134
                                                                                -------------     -------------

          Total long-term obligations                                                  25,872            24,185

Commitments and contingencies (Note 12)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust holding
solely convertible junior subordinated debentures of the Company                       37,807            37,005

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares authorized; no
          shares issued and outstanding                                                    --                --
     Common stock, $0.01 par value; 100,000,000 shares authorized;
          23,601,732 and 23,647,932 shares issued and outstanding at
          December 28, 2003 and June 29, 2003, respectively                               246               246

     Additional paid-in capital                                                       188,060           188,060

     Accumulated deficit                                                             (133,500)         (103,394)

     Accumulated other comprehensive (loss)                                           (20,845)          (17,836)

     Unearned portion of restricted stock                                                (178)
                                                                                                           (114)

     Less - Treasury stock 1,029,688 and 983,488 shares at December
             28, 2003 and June 29, 2003, respectively), at cost                       (22,570)          (22,517)
                                                                                -------------     -------------

          Total stockholders' equity                                                   11,277            44,381
                                                                                -------------     -------------

                                                                                $     190,048     $     209,889
                                                                                =============     =============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 3
--------------------------------------------------------------------------------

                                                      Three months ended                  Six months ended
                                               -------------------------------     ------------------------------
                                                December 28,      December 29,     December 28,      December 29,
                                                   2003               2002              2003               2002
                                               -------------     -------------     -------------     -------------
                                                 (Restated)                          (Restated)
Net sales                                      $      40,218     $      46,696     $      75,409     $     102,415


Cost of sales                                         36,324            40,947            67,586            86,109
                                               -------------     -------------     -------------     -------------

Gross profit                                           3,894             5,749             7,823            16,306


Selling, general and
   administrative expenses                             8,733             8,928            17,269            18,775


Asset Impairment                                                                             423

Restructuring charges (Note 13)                          610             1,700             1,630             1,700
                                               -------------     -------------     -------------     -------------

Operating (loss)                                      (5,449)           (4,879)          (11,499)           (4,169)

Interest expense, net                                  1,548             1,204             2,879             2,302

Accrued dividends on Company-
   obligated, mandatorily redeemable
   convertible preferred securities of
   subsidiary DT Capital Trust holding
   solely convertible junior subordinated
   debentures of the Company                             401               401               802               802
                                               -------------     -------------     -------------     -------------

Loss from continuing operations
   before benefit for income taxes                    (7,398)           (6,484)          (15,180)           (7,273)

Benefit for income taxes                                  --                --                --                --
                                               -------------     -------------     -------------     -------------

Loss from continuing operations                       (7,398)           (6,484)          (15,180)           (7,273)

Discontinued operations (Note 5):

   Loss from discontinued operations,
    before benefit for income taxes:

         Converting Technologies                      (3,504)           (1,010)           (2,832)           (1,251)

         Packaging Systems                           (11,432)             (598)          (12,094)             (730)

   Benefit for income taxes                               --                --                --                --
                                               -------------     -------------     -------------     -------------

Loss on discontinued operations                      (14,936)           (1,608)          (14,926)           (1,981)

                                               -------------     -------------     -------------     -------------

Net loss                                       $     (22,334)    $      (8,092)    $     (30,106)    $      (9,254)
                                               =============     =============     =============     =============

Net loss per common share:

   Basic

      From continuing operations               $       (0.31)    $       (0.27)    $       (0.64)    $       (0.31)

      From discontinued operations                     (0.63)            (0.07)            (0.63)            (0.08)
                                               -------------     -------------     -------------     -------------

         Net loss                              $       (0.94)    $       (0.34)    $       (1.27)    $       (0.39)
                                               =============     =============     =============     =============

   Diluted

      From continuing operations               $       (0.31)    $       (0.27)    $       (0.64)    $       (0.31)

      From discontinued operations                     (0.63)            (0.07)            (0.63)            (0.08)
                                               -------------     -------------     -------------     -------------

         Net loss                              $       (0.94)    $       (0.34)    $       (1.27)    $       (0.39)
                                               =============     =============     =============     =============

Weighted average common shares outstanding:

      Basic                                       23,626,239        23,647,932        23,639,659        23,647,932

      Diluted                                     23,626,239        23,647,932        23,639,659        23,647,932


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 4
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                         Additional                            other
                                       Common             paid-in         Accumulated      comprehensive         Treasury
                                       stock              capital           deficit             loss              stock
                                    -------------      -------------     -------------      -------------      -------------
                                                                          (Restated)
Balance, June 29, 2003              $         246      $     188,060     $    (103,394)     $     (17,836)     $     (22,517)

Comprehensive loss:

   Net loss                                                                    (30,106)

   Deferred Hedging Gain (Loss)                                                                      (375)

   Foreign currency translation                                                                    (2,634)

      Total comprehensive loss

Amortization of earned portion
   of restricted stock

Repurchase of restricted shares                                                                                          (53)
                                    -------------      -------------     -------------      -------------      -------------

Balance, December 28, 2003          $         246      $     188,060     $    (133,500)     $     (20,845)     $     (22,570)
                                    =============      =============     =============      =============      =============


                                      Unearned
                                      portion of
                                      restricted
                                        stock              Total
                                    -------------      -------------
                                                         (Restated)
Balance, June 29, 2003              $        (178)     $      44,381

Comprehensive loss:

   Net loss                                                  (30,106)

   Deferred Hedging Gain (Loss)                                 (375)

   Foreign currency translation                               (2,634)
                                                       -------------
      Total comprehensive loss                               (33,115)

Amortization of earned portion
   of restricted stock                         64                 64

Repurchase of restricted shares                                  (53)
                                    -------------      -------------

Balance, December 28, 2003          $        (114)     $      11,277
                                    =============      =============




          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
PAGE 5
--------------------------------------------------------------------------------

                                                                                                         Six Months Ended
                                                                                                 --------------------------------
                                                                                                 December 28,       December 29,
                                                                                                     2003                2002
                                                                                                 -------------      -------------
                                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                         $     (30,106)     $      (9,254)

Loss from discontinued operations                                                                       14,926              1,981
                                                                                                 -------------      -------------
Loss from continuing operations
                                                                                                       (15,180)            (7,273)
Adjustments to reconcile loss from continuing operations to net cash provided
(used) by operating activities:

     Depreciation                                                                                        1,399              1,778

     Amortization                                                                                        1,138              1,180

     Asset Impairment                                                                                      423

     Deferral of dividends on convertible trust preferred securities                                       802                802

     Deferred taxes                                                                                         (5)              (577)

(Increase) decrease in current assets, excluding the effect of discontinued operations:

     Accounts receivable                                                                                (5,435)             9,748

     Costs and earnings in excess of amounts billed on uncompleted contracts                               441               (136)

     Inventories                                                                                           514             (3,117)

     Prepaid expenses and other                                                                          2,020               (844)

Increase (decrease) in current liabilities, excluding the effect of discontinued operations:

     Accounts payable                                                                                    2,216             (4,625)

     Customer advances                                                                                  (1,754)             2,688

     Billings in excess of costs and estimated earnings on uncompleted contracts                         5,088               (461)

     Accrued liabilities and other                                                                         363             (4,255)
                                                                                                 -------------      -------------

          Net cash provided (used) by operating activities of continuing operations                     (7,970)            (5,092)

          Net cash provided (used) by operating activities of  discontinued operations                    (405)            (1,625)
                                                                                                 -------------      -------------

          Net cash provided (used) by operating activities                                              (8,375)            (6,717)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the sale of assets                                                                        4                679

     Capital expenditures                                                                                 (181)            (2,224)
                                                                                                 -------------      -------------

          Net cash provided (used) by investing activities                                                (177)            (1,545)
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (paydowns) on senior credit facility                                                 5,393                991

     Payments on other indebtedness                                                                        (49)            (5,109)

     Financing costs paid                                                                                 (175)              (306)

     Repurchase of Restricted Shares                                                                       (53)                --
                                                                                                 -------------      -------------
          Net cash provided (used) by financing activities                                               5,116             (4,424)

Effect of exchange rate changes                                                                            322                840
                                                                                                 -------------      -------------
Net increase (decrease) in cash                                                                         (3,114)           (11,846)

Cash and cash equivalents at beginning of period                                                         4,912             18,847
                                                                                                 -------------      -------------

Cash and cash equivalents at end of period                                                       $       1,798      $       7,001
                                                                                                 =============      =============


          See accompanying Notes to Consolidated Financial Statements.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 6
--------------------------------------------------------------------------------

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

2.       RESTATEMENT

         The Company is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended December 28, 2003 to reflect an increase in the goodwill impairment charge recorded at its Packaging Systems segment. In the Company's Quarterly Report on Form 10-Q originally filed with the SEC on February 11, 2004, the Company did not separately test goodwill for impairment for the Packaging Systems segment that it classified as held for sale. Subsequent to the date the initial Form 10-Q was filed, the Company determined that Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" required this test. As a result of this process, the Company determined it was required to write-off the remainder of its Packaging Systems segment goodwill of $5.7 million, as reflected by:

         o the non-cash charge for goodwill impairment recorded in the period ended December 28, 2003 increased by $5.7 million to $11.6 million and is included in the "Loss from discontinued operations before benefit for income taxes - Packaging Systems" on the Company's Consolidated Statement of Operations;

         o total assets related to discontinued operations has decreased from $30.7 million to $25.1 million as of December 28, 2003; and

         o the loss from discontinued operations before benefit for income taxes has increased from $9.255 million to $14.936 million and from $9.245 million to $14.926 million for the three and six months ended December 28, 2003, respectively.

         The above noted changes had no impact on previously reported results from the Company's continuing operations.

         On March 8, 2004, the Company completed the sale of its Packaging Systems segment. The net proceeds (after expenses) of $10,460 received by the Company were used to repay its senior bank indebtedness. The Company anticipates it will record a gain on disposal of discontinued operations (no taxes are required to be recorded) of $5,500 in the period ending March 28, 2004 as a result of this transaction.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 7
--------------------------------------------------------------------------------

3.       LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced operating losses in the past several years, has an accumulated deficit of $133,500 and its operating performance continues to be adversely impacted by depressed levels of capital spending in the markets it serves. In addition, the Company is currently in default on its senior credit facility due to its failure to make principal payments of approximately $2.7 million due on December 31, 2003 and violation of a minimum net worth covenant. The Company has requested a forebearance agreement from its bank group, but the bank group had neither waived the defaults nor issued forebearance from accelerating payment. The Company's current senior credit facility matures on July 2, 2004 and, to date, the bank group has not indicated its willingness to extend the facility beyond that date. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's lines of credit are currently overdrawn, it is not able to access any availability under the senior credit facility and it is operating through the management of its cash, including efforts to collect customer payments and delaying payment to vendors, where feasible, to meet its liquidity needs. The Company's ability to meet its short-term liquidity needs and debt obligations would be materially adversely affected if the Company obtains a significant amount of new orders which are not accompanied by advance payments from the customers.

         The Company will be required to replace its existing credit facility on July 2, 2004 unless its current bank group elects to extend the facility beyond the maturity date. The Company has had continuing discussions with other potential lenders who could replace the current bank group. In addition, in order to generate cash to reduce its level of indebtedness, the Company has sold the assets of its Converting Technologies operations (see Note 5) and has signed a letter of intent to sell the assets of its Packaging Systems segment. While the Company believes it will be able to identify a new lending source to replace the current bank group, it may not be able to find new financing on terms acceptable to the Company or at a level which would provide acceptable repayment terms to the current bank group, in either case on a timely basis. If the current bank group is not willing to extend the credit facility, new financing at acceptable terms is not available or the Company is not able to generate sufficient cash by selling assets, the Company will not be able to make the lump sum payment that is due on July 2, 2004. If sufficient funds to satisfy obligations under the senior credit facility are not available, the Company will not be able to continue its operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue its operations with minimal disruption and preserve the value of its assets.

         The Company's senior credit facility (see Note 6) matures on July 2, 2004 and borrowings thereunder of $47,422 are presented as current debt in the accompanying December 28, 2003 consolidated balance sheet.

         The Company is required to begin paying quarterly distributions of $626 under its 7.16% convertible preferred securities ("TIDES") on September 30, 2004. The Company may elect to defer future quarterly distribution through the maturity date of the TIDES, May 31, 2008, provided it makes the initial distribution on September 30, 2004.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 8
--------------------------------------------------------------------------------

4.       ACCOUNTING POLICIES

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


                                                      For the Three Months Ended             For the Six Months Ended
                                                   --------------------------------      --------------------------------
                                                     December           December           December           December
                                                     28, 2003           29, 2002           28, 2003            29, 2002
                                                   -------------      -------------      -------------      -------------
                                                     (Restated)                           (Restated)
Net loss - as reported                             $     (22,334)     $      (8,092)     $     (30,106)     $      (9,254)

  Add:  Total stock-based compensation
    expense included in net loss - as reported                32                 81                 64                162

  Deduct:  Total stock-based compensation
    expense determined under fair value
    method for all awards                                    (76)              (164)              (152)              (328)
                                                   -------------      -------------      -------------      -------------

Net loss - pro forma                               $     (22,378)     $      (8,175)     $     (30,194)     $      (9,420)
                                                   =============      =============      =============      =============

Loss per basic and diluted share - as reported     $       (0.94)     $       (0.34)     $       (1.27)     $       (0.39)

Loss per basic and diluted share - pro forma       $       (0.95)     $       (0.35)     $       (1.28)     $       (0.40)

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 9
--------------------------------------------------------------------------------

         GOODWILL

         The changes in the carrying amount of goodwill for the six months ended December 28, 2003 were as follows:

                                                        Material         Assembly &
                                                       Processing          Test
                                                        segment           segment              Total
                                                      -------------     -------------      -------------
                 Balance as of June 29, 2003          $      30,946     $      32,871      $      63,817
                 Goodwill impairment charge                      --              (423)              (423)
                 Foreign currency translation                    --               (32)               (32)
                                                      -------------     -------------      -------------
                 Balance as of September 28, 2003            30,946            32,416             63,362
                 Foreign currency translation                    --               294                294
                                                      -------------     -------------      -------------
                 Balance as of December 28, 2003      $      30,946     $      32,710      $      63,656
                                                      =============     =============      =============

5.       DISCONTINUED OPERATIONS

         On December 16, 2003, the Company entered into an agreement for the sale of substantially all of the assets of its Converting Technologies division (included in the Material Processing segment). The Company also had entered into a non-binding letter of intent to dispose of substantially all of the assets of its Packaging Systems business segment. The Company has presented the assets sold or to be sold, the liabilities assumed or to be assumed by the buyers and the operating results of these businesses as discontinued operations in these financial statements.

         The sale of the Converting Technologies assets was completed on January 16, 2004. The Company received net proceeds of $6,000 from the sale, which were used to reduce the Company's indebtedness to its senior lenders. Under the Converting Technologies asset purchase agreement, the Company is responsible for any product liability claims made on equipment sold prior to the asset sale date. The estimated liability for such claims is recorded in the Company's balance sheet accruals at December 28, 2003. The Company expected to sell the assets of the Packaging Systems segment prior to the end of March 2004. See Note 2 for an update regarding completion of this sale.

         The assets and liabilities of these business units have been separately identified in the Company's balance sheets as of December 28, 2003 and June 29, 2003. The major classes of assets and liabilities of the discontinued entities are as follows:


                                              December 28,        June 29,
                                                 2003               2003
                                             -------------     -------------
Assets: (Restated)
     Accounts receivable (net)               $       6,983     $       8,468
     Inventory (net)                                14,388            18,585
     Property, Plant and Equipment (net)             2,548             2,845
     Goodwill                                           --            11,500
     Other                                           1,146             2,252
                                             -------------     -------------
     Assets of Discontinued Operations       $      25,065     $      43,650
                                             =============     =============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 10
--------------------------------------------------------------------------------

                                                                 December 28,         June 29,
                                                                    2003                2003
                                                               ---------------     ---------------
               Liabilities:
                    Accounts Payable                           $         3,585     $         3,743
                    Customer Advances                                    5,043               8,244
                    Accrued Liabilities                                  3,211               3,397
                    Long-Term Debt - Leases                              1,519               1,440
                    Other Liabilities                                      248                 234
                                                               ---------------     ---------------
                    Liabilities of Discontinued Operations     $        13,606     $        17,058
                                                               ===============     ===============

         Summary operating results of the discontinued operations are as follows:


                                                  Three Months Ended                         Six Months Ended
                                         ------------------------------------      ------------------------------------
                                           December 28,         December 29,         December 28,         December 29,
                                              2003                 2002                 2003                  2002
                                         ---------------      ---------------      ---------------      ---------------
                                           (Restated)                                 (Restated)
        Net Sales                        $        12,471      $        15,572      $        24,094      $        29,295

        Gross Profit                               3,424                3,428                6,456                6,745

        Selling, General &
           Administrative Expense                  2,129                4,696                4,811                8,046

        Interest Expense                             350                  340                  690                  680

        (Charge) to record Assets at
           Fair Market Value                     (15,881)                                  (15,881)

        (Loss) before Benefit for
           Income Taxes                          (14,936)              (1,608)             (14,926)              (1,981)

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 11
--------------------------------------------------------------------------------

         During December 2003, the Company recorded a charge of $15,881, for goodwill impairment and lower of cost or market adjustments related to inventory and other assets, to adjust the carrying basis of the assets of the Converting Technologies division and Packaging Systems segment to their estimated fair market value, based on indicative offers received from purchasers or potential purchasers of those assets. Included in the charge of $15,881 was $3,100 related to the write-down of inventories at Converting Technologies and $11,600 related to the impairment of goodwill and $1,200 related to establishing additional inventory reserves and write-down of other assets at Packaging Systems. As discussed under Note 2, the goodwill impairment charge at Packaging Systems was determined under SFAS No. 142 by comparing the implied fair value of goodwill to the carrying amount of goodwill at the measurement date. In January 2004, the assets of Converting Technologies were sold, with the proceeds from the sale approximating the adjusted carrying basis of the assets.

         The interest expense included above is interest on debt that has been or is expected to be repaid as a result of the disposal transactions, calculated at the average rate of interest the Company paid on its revolving bank loans during the applicable periods.

6.       FINANCING

         As of December 28, 2003 and June 29, 2003, current and long-term debt consisted of the following:

                                                                             DECEMBER 28,         JUNE 29,
                                                                                2003                2003
                                                                           ---------------     ---------------
        Term and revolving loans under senior secured credit facility:

             Term loan                                                     $         5,464     $         5,996

             Revolving loans                                                        41,958              33,496

        Other debt                                                                      76                 125
                                                                           ---------------     ---------------

                                                                                    47,498              39,617

        Less - current portion of  senior secured credit facility                   47,422              39,492

        Less - current portions of other debt                                           45                  74
                                                                           ---------------     ---------------

        Long-term debt                                                     $            31     $            51
                                                                           ===============     ===============

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 12
--------------------------------------------------------------------------------

         Significant terms of the senior credit agreement as amended through the date hereof are:

         o $1,500 quarterly scheduled commitment reductions prorated between the term and revolving loan commitments through June 2004;

         o Interest rates for amounts borrowed under the credit facility are based on Prime Rate plus 4.0% or Eurodollar Rate plus 4.5%. The interest rates increased 1/2 percentage point on January 31, 2004 as the Company did not reduce the outstanding revolving loans to $18,000 or less, as required under the latest amendment to the credit facility. At December 28, 2003, interest rates on outstanding indebtedness were 8.0% on domestic borrowings and 8.34% on Pound Sterling borrowings.

         o Commitment fees of 0.50% per annum payable quarterly on any unused portion of the revolving credit facility, an annual agency fee of $150 and a 1% annual facility fee. An additional fee of $765,000 is due if the credit facility is not repaid in full on or before July 2, 2004.

         o Borrowings under the credit facility are collateralized by substantially all of the assets of DTI and its domestic subsidiaries.

         The Company has a $4,094 credit facility available from a foreign financial institution, secured by certain of its foreign assets. The facility may be used only to issue bank guarantees, with $3,617 of such guarantees outstanding at December 28, 2003.

7. COMPANY-OBLIGATED, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY DT CAPITAL TRUST HOLDING SOLELY CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (CONVERTIBLE PREFERRED SECURITIES OR TIDES)

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

8.       BUSINESS SEGMENTS

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 13
--------------------------------------------------------------------------------

         Net sales for the Company's reportable segments for its continuing operations consisted of the following:

                                                 Three months ended                   Six months ended
                                            -------------------------------     -------------------------------
                                            December 28,       December 29,     December 28,      December 29,
                                                2003              2002             2003                2002
                                            -------------     -------------     -------------     -------------
                  Material Processing       $      10,873     $      26,663     $      25,272     $      60,731

                  Assembly & Test                  29,345            20,033            50,137            41,684
                                            -------------     -------------     -------------     -------------

                     Consolidated total     $      40,218     $      46,696     $      75,409     $     102,415
                                            =============     =============     =============     =============

         The reconciliation of segment operating income (loss) to consolidated loss from continuing operations before income taxes consisted of the following:

                                                     Three months ended                     Six months ended
                                               --------------------------------      --------------------------------
                                               December 28,       December 29,       December 28,       December 29,
                                                   2003               2002               2003                2002
                                               -------------      -------------      -------------      -------------
Material Processing                            $      (3,084)     $      (1,002)     $      (6,503)     $       2,482

Assembly & Test                                          918             (2,072)               589             (2,741)
                                               -------------      -------------      -------------      -------------

Operating income (loss)
   for continuing operations
   reportable segments                                (2,166)            (3,074)            (5,914)              (259)

Corporate/Other                                       (3,283)            (1,805)            (5,585)            (3,910)

Interest expense, net                                 (1,548)            (1,204)            (2,879)            (2,302)

Dividends on Company- obligated,
   mandatorily redeemable
   convertible preferred
   securities of subsidiary
   DT Capital Trust holding
   solely convertible junior
   subordinated debentures of the Company               (401)              (401)              (802)              (802)
                                               -------------      -------------      -------------      -------------

Loss from continuing
   operations before benefit
   for income taxes                            $      (7,398)     $      (6,484)     $     (15,180)     $      (7,273)
                                               =============      =============      =============      =============


         Total assets for the Company's reportable segments and corporate entity and assets of the discontinued operations are as follows:


                                                         December 28,           June 29,
                                                             2003                 2003
                                                        ---------------     ---------------
                                                          (Restated)
                  Material Processing                   $        63,875     $        71,881

                  Assembly & Test                                90,136              83,324

                  Corporate                                      10,972              11,034

                  Assets of Discontinued Operations              25,065              43,650
                                                        ---------------     ---------------

                     Consolidated total                 $       190,048     $       209,889
                                                        ===============     ===============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 14
--------------------------------------------------------------------------------

9.       SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                                          DECEMBER 28,         JUNE 29,
                                                                                              2003               2003
                                                                                          -------------      -------------
             Accounts receivable

                  Trade receivables                                                       $      27,262      $      21,166

                  Less - allowance for doubtful accounts                                           (606)              (635)
                                                                                          -------------      -------------

                                                                                          $      26,656      $      20,531
                                                                                          =============      =============

             Costs and estimated earnings in excess of amounts billed on uncompleted contracts

                  Costs incurred on uncompleted contracts                                 $     140,843      $     101,601

                  Estimated earnings                                                             10,802             12,035
                                                                                          -------------      -------------

                                                                                                151,645            113,636

                  Less - Billings to date                                                      (133,047)           (89,452)
                                                                                          -------------      -------------

                                                                                          $      18,598      $      24,184
                                                                                          =============      =============

                Included in the accompanying balance sheets:

                   Costs and estimated earnings in excess of amounts billed               $      28,865      $      29,187

                   Billings in excess of costs and estimated earnings                           (10,267)            (5,003)
                                                                                          -------------      -------------

                                                                                          $      18,598      $      24,184
                                                                                          =============      =============

             Inventories, net

                  Raw materials                                                           $       4,841      $       1,741

                  Work in process                                                                 8,327             11,390

                  Less - inventory reserves                                                      (3,008)            (2,756)
                                                                                          -------------      -------------

                                                                                          $      10,160      $      10,375
                                                                                          =============      =============

             Accrued liabilities

                  Accrued employee compensation and benefits                              $       5,623      $       6,091

                  Accrued warranty                                                                1,574              1,712

                  Restructuring accrual                                                           1,440              1,004

                  Income tax refund accrual                                                       8,285              8,285

                  Other                                                                           6,344              5,648
                                                                                          -------------      -------------

                                                                                          $      23,266      $      22,740
                                                                                          =============      =============


         The Company routinely incurs warranty costs after projects are installed and completed. The Company reserves for such warranty costs based on its historical warranty experience and consideration of any known warranty issues. A summary of the warranty reserves for the three and six months is as follows:


                    For the Three Months Ended         For the Six Months Ended
                  ------------------------------    ------------------------------
                     December        December         December         December
                     28, 2003        29, 2002         28, 2003         29, 2002
                  -------------    -------------    -------------    -------------
Beginning         $       1,790    $       2,346    $       1,712    $       2,720

Expenses                    412              330              865              464

Charges                    (628)            (724)          (1,003)          (1,232)
                  -------------    -------------    -------------    -------------

Ending            $       1,574    $       1,952    $       1,574    $       1,952
                  =============    =============    =============    =============

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 15
--------------------------------------------------------------------------------

10.      CONTRACT COSTS

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

11.      ACCOUNTING PRONOUNCEMENTS

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 16
--------------------------------------------------------------------------------

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

12.      COMMITMENTS AND CONTINGENCIES

         The staff of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the accounting practices at the Company's Kalish and Sencorp subsidiaries that led to the restatements of its consolidated financial statements for fiscal years 1997, 1998 and 1999 and the first three quarters of fiscal 2000, as well as the issues at the Company's AMI subsidiary that led to the accounting adjustments to the Company's previously reported audited consolidated financial results for the fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999, and to the Company's previously reported unaudited consolidated financial results for the first three fiscal quarters of 2002. The Company is cooperating fully with the Commission in connection with its investigation.

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

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 17
--------------------------------------------------------------------------------

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

13.      RESTRUCTURING

         As outlined in its Annual Report on Form 10-K for the fiscal year ended June 29, 2003, during fiscal 2003, 2002 and 2001, the Company took several actions in connection with a plan to restructure its business operations.

DT INDUSTRIES, INC.

ITEM 1.  FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR PERIOD ENDED DECEMBER 28, 2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)
PAGE 18
--------------------------------------------------------------------------------

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

         A summary of the restructuring reserve for the six months and three months ended December 28, 2003 is as follows:


                                                                                 FOR THE SIX MONTHS ENDED
                                                            -----------------------------------------------------------------------
                                                                JUNE 29,        CHARGED TO           CASH             DECEMBER 28,
                                                                 2003            EXPENSE            PAYMENTS             2003
                                                            ---------------   ---------------    ---------------    ---------------
                  Severance costs                           $            --   $         1,173    $          (820)   $           353

                  Future lease costs on closed facilities             1,004               400               (317)             1,087

                  Other                                                  --                57                (57)                --
                                                            ---------------   ---------------    ---------------    ---------------

                                                            $         1,004   $         1,630    $        (1,194)   $         1,440
                                                            ===============   ===============    ===============    ===============

                                                                                 FOR THE THREE MONTHS ENDED
                                                            -----------------------------------------------------------------------
                                                             SEPTEMBER 28,     CHARGED TO            CASH             DECEMBER 28,
                                                                 2003            EXPENSE            PAYMENTS             2003
                                                            ---------------   ---------------    ---------------    ---------------
                  Severance costs                           $           669   $           178    $          (494)   $           353

                  Future lease costs on closed facilities               772               400                (85)             1,087

                  Other                                                  --                32                (32)                --
                                                            ---------------   ---------------    ---------------    ---------------

                                                            $         1,441   $           610    $          (611)   $         1,440
                                                            ===============   ===============    ===============    ===============

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

The Company is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended December 28, 2003 to reflect an increase in the goodwill impairment charge recorded at its Packaging Systems segment. In the Company's Quarterly Report on Form 10-Q originally filed with the SEC on February 11, 2004, the Company did not separately test goodwill for impairment for the Packaging Systems segment that it classified as held for sale. Subsequent to the date the initial Form 10-Q was filed, the Company determined that Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" required this test. As a result of this process, the Company determined it was required to write-off the remainder of its Packaging Systems segment goodwill of $5.7 million. Therefore, as reflected and/or discussed in Items 1 and 2 of this Form 10-Q/A:

         o the non-cash charge for goodwill impairment recorded in the period ended December 28, 2003 increased by $5.7 million to $11.6 million and is included in the "Loss from discontinued operations before benefit for income taxes - Packaging Systems" on the Company's Consolidated Statement of Operations;

         o total assets related to discontinued operations has decreased from $30.7 million to $25.1 million as of December 28, 2003; and

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 20
--------------------------------------------------------------------------------

         o the loss from discontinued operations before benefit for income taxes has increased from $9.255 million to $14.936 million and from $9.245 million to $14.926 million for the three and six months ended December 28, 2003, respectively.

The above noted changes had no impact on previously reported results from the Company's continuing operations.

GENERAL OVERVIEW

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of DT Industries, Inc. (DTI or the Company) for the three months and six months ended December 28, 2003 compared to the three months and six months ended December 29, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A.

The Company has experienced operating losses in the past several years, have an accumulated deficit of $133.5 million and our operating performance continues to be impacted by depressed levels of capital spending in the markets we serve. The Company is currently in default on its senior credit facility due to its failure to make principal payments of approximately $2.7 million due on December 31, 2003 and violation of a minimum net worth covenant. While the Company has requested a forebearance agreement from its bank group, the bank group had neither waived the defaults nor issued forebearance from accelerating payment. As discussed below under "Liquidity and Capital Resources", these circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

On December 16, 2003, the Company entered into an agreement for the sale of substantially all of the assets of its Converting Technologies division (included in the Material Processing segment). The Company also had entered into a non-binding letter of intent to dispose of substantially all of the assets of its Packaging Systems business segment. The Company has presented the assets sold or to be sold, the liabilities assumed or to be assumed by the buyers and the operating results of these businesses as discontinued operations in its financial statements.

The sale of the Converting Technologies assets was completed on January 16, 2004. The Company received net proceeds of $5.7 million from the sale, which were used to reduce the Company's indebtedness to its senior lenders. Under the Converting Technologies asset purchase agreement, the Company is responsible for any product liability claims made on equipment sold prior to the asset sale date. The estimate liability for such claims is recorded in the Company's balance sheet accruals at December 28, 2003. On March 8, 2004, the Company completed the sale of its Packaging Systems segment. The net proceeds (after expenses) of $10,460 received by the Company were used to repay its senior bank indebtedness. The Company anticipates it will record a gain on disposal of discontinued operations (no taxes are required to be recorded) of $5,500 in the period ending March 28, 2004 as a result of this transaction.

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

                                                     Three months ended                    Six months ended
                                               -------------------------------     -------------------------------
                                                December 28,      December 29,      December 28,      December 29,
                                                   2003               2002             2003               2002
                                               -------------     -------------     -------------     -------------
Net sales                                              100.0%            100.0%            100.0%            100.0%
Cost of sales                                           90.3              87.7              89.6              84.1
                                               -------------     -------------     -------------     -------------
Gross profit                                             9.7              12.3              10.4              15.9
Selling, general and administrative expenses
                                                        21.7              19.1              23.5              18.3
Restructuring charge                                     1.5               3.6               2.1               1.7
                                               -------------     -------------     -------------     -------------
Operating (loss)                                       (13.5)%           (10.4)%           (15.2)%            (4.1)%
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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 22
--------------------------------------------------------------------------------

                      THREE MONTHS ENDED DECEMBER 28, 2003
                COMPARED TO THREE MONTHS ENDED DECEMBER 29, 2002

Consolidated net sales for the three months ended December 28, 2003 were $40.2 million, a decrease of $6.5 million, or 13.9%, from $46.7 million for the three months ended December 29, 2002. Net sales by continuing operations business segment were as follows (in millions):

                                    Three Months Ended
                            ---------------------------------
                              December 28,      December 29,         Increase
                                 2003              2002             (Decrease)
                            ---------------   ---------------    ---------------
Material Processing         $          10.9   $          26.7    $         (15.8)

Assembly & Test                        29.3              20.0                9.3
                            ---------------   ---------------    ---------------

                            $          40.2   $          46.7    $          (6.5)
                            ===============   ===============    ===============

Material Processing segment net sales decreased $15.8 million, or 59.2%, to $10.9 million for the three months ended December 28, 2003 from $26.7 million for the three months ended December 29, 2002. The decrease was primarily due to the decrease in sales to our key electronics customer. Sales to this customer for the three months ended December 28, 2003 were $3.5 million, down $9.9 million or 73.9%, from the comparable three months of fiscal 2003. The decrease in sales can be attributed to the completion of several capital spending programs with this customer being recognized in fiscal 2003 and not being replaced by other orders from this customer or other customers. In July 2003, we announced the decision to transfer the manufacturing operations in Buffalo Grove, Illinois to Lebanon, Missouri as part of the Material Processing segment. As a result of this consolidation, we have consolidated the Precision Assembly segment into the Material Processing segment for financial reporting purposes beginning in fiscal 2003. The decision to transfer manufacturing operations in Buffalo Grove was based on the outlook for future electronics projects and excess capacity issues. We expect to see continued softness in our core electronics market throughout fiscal 2004. The segment's other markets also remain depressed. For example, sales to the appliance industry were down approximately $4.1 million, or 88.8%, for the three months ended December 28, 2003. We are currently working on the process and equipment development for Earthshell's biodegradable foam laminate packaging equipment, with expectations of delivering the first machine during the fourth quarter of fiscal 2004. We are not recognizing revenue on this project until we receive customer acceptance of the equipment. The initial orders for this equipment were cancelled by Green Packaging during fiscal 2003 and we have since contracted to sell a majority of the Green Packaging inventory to another customer and expect to recover the $2.6 million of net value on our balance sheet at December 28, 2003. See, however,
Note 9 to the consolidated financial statements for a description of issues related to this customer contract.

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

A restructuring charge of $0.6 million was recorded during the three months ended December 29, 2003. The charge related primarily to severance costs associated with the transfer of manufacturing in Buffalo Grove, Illinois to Lebanon, Missouri and a reserve recorded for future lease costs on a now vacant facility in England. (See Note 12.)

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

Interest expense attributed to continuing operations increased $0.3 million, or 28.5%, to $1.5 million for the three months ended December 28, 2003 from $1.2 million for the three months ended December 29, 2002. The increase reflects the 1/2 point increase in interest rates charged on the senior credit facility, increased supplemental bank fees pertaining to bank amendments and an increase in the amortization of deferred financing fees. Dividends on our trust preferred securities were $0.4 million for the three months in fiscal 2004 and fiscal 2003. Annual dividend expense of $1.6 million on the TIDES is being recorded, reflecting an approximate effective yield of 4.6% over the life of the TIDES.

No income tax benefit has been recorded for the three months ended December 28, 2003, or for the prior quarter despite book losses. Based on the uncertainty of future taxable income, we have not recorded any tax benefit for book losses. Also, we have established valuation allowances against all of our United States and United Kingdom deferred tax assets.

Included in discontinued operations for the three months ended December 28, 2003 is a $3.5 million loss from operations of the Converting Technologies division and a $11.4 million loss from operations of the Packaging Systems segment. The losses include write-downs of the net assets to fair market value of $3.1 million on the Converting Technologies division and of $12.8 million on the Packaging Systems segment.

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

Net sales by segment were as follows (in millions):

                                          Six Months Ended
                            ---------------------------------------------
                             December 28,   December 29,       Increase
                                2003            2002          (Decrease)
                            -------------   -------------   -------------
Material Processing         $        25.3   $        60.7   $       (35.4)

Assembly & Test                      50.1            41.7             8.4
                            -------------   -------------   -------------

Total                       $        75.4   $       102.4   $       (27.0)
                            =============   =============   =============

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

Interest expense increased $0.6 million to $3.6 million for the six months ended December 28, 2003 versus $3.0 million for the six months ended December 29, 2002. The increase reflects the 1/2 point increase in interest rates charged on the senior credit facility, increased supplemental bank fees pertaining to bank amendments and an increase in the amortization of deferred financing fees. Dividends on our trust preferred securities were $0.8 million for the six months in fiscal 2004 and fiscal 2003. Dividend expense of $1.6 million is recorded annually on the convertible trust preferred securities, reflecting an approximate effective yield of 4.6% over the life of the securities, after considering the period from April 1, 2002 until July 2, 2004 when distributions are not required to be paid.

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 26
--------------------------------------------------------------------------------

Included in discontinued operations for the six months ended December 28, 2003 is an approximate $2.8 million loss from operations of the Converting Technologies division and an approximate $12.1 million loss from operations of the Packaging Systems division. The losses include the write-down of the net assets to fair market value of $3.1 million on the Converting Technologies division and $12.8 million on the Packaging Systems division.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced operating losses in the past several years, has an accumulated deficit of $133.5 million and its operating performance continues to be adversely impacted by depressed levels of capital spending in the markets it serves. In addition, the Company is currently in default on its senior credit facility due to its failure to make principal payments of approximately $2.7 million due on December 31, 2003 and violation of a minimum net worth covenant. The Company has requested a forebearance agreement from its bank group, but the bank group had neither waived the defaults nor issued forebearance from accelerating payment. The Company's current senior credit facility matures on July 2, 2004 and, to date, the bank group has not indicated its willingness to extend the facility beyond that date. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's lines of credit are currently overdrawn, it is not able to access any availability under the senior credit facility and it is operating through the management of its cash, including efforts to collect customer payments and delaying payment to vendors, where feasible, to meet its liquidity needs. The Company's ability to meet its short-term liquidity needs and debt obligations would be materially adversely affected if the Company obtains a significant amount of new orders which are not accompanied by advance payments from the customers.

The Company will be required to replace its existing credit facility on July 2, 2004 unless its current bank group elects to extend the facility beyond the maturity date. The Company has had continuing discussions with other potential lenders who could replace the current bank group. In addition, in order to generate cash to reduce its level of indebtedness, the Company has sold the assets of its Converting Technologies operations (see Note 5 to the financial statements) and has signed a non-binding letter of intent to sell the assets of its Packaging Systems segment. While the Company believes it will be able to identify a new lending source to replace the current bank group, it may not be able to find new financing on terms acceptable to the Company or at a level which would provide acceptable repayment terms to the current bank group, in either case on a timely basis. If the current bank group is not willing to extend the credit facility, new financing at acceptable terms is not available or the Company is not able to generate sufficient cash by selling assets, the Company will not be able to make the lump sum payment that is due on July 2, 2004. If sufficient funds to satisfy obligations under the senior credit facility are not available, the Company will not be able to continue its operations as currently anticipated and may need to initiate bankruptcy proceedings in order to continue its operations with minimal disruption and preserve the value of its assets.

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ITEMS 3 AND 4
PAGE 28
--------------------------------------------------------------------------------

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

BACKLOG

The Company's backlog is based upon customer purchase orders that the Company believes are firm. Backlog and orders by continuing segment for the current and prior year period are as follows:

                                    Backlog as of               Orders for the six months ended
                           ---------------------------------   ---------------------------------
                            December 28,      December 29,      December 28,      December 29,
                                2003              2002              2003               2002
                           ---------------   ---------------   ---------------   ---------------
Material Processing        $          29.0   $          58.3   $          27.0   $          46.7

Assembly & Test                       39.5              46.9              43.2              40.4
                           ---------------   ---------------   ---------------   ---------------

                           $          68.5   $         105.2   $          70.2   $          87.1
                           ===============   ===============   ===============   ===============


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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 30
--------------------------------------------------------------------------------

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

DT INDUSTRIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAGE 31
--------------------------------------------------------------------------------

PricewaterhouseCoopers LLP, our independent auditors, after the initial filing of this Form 10-Q advised us that the combination of adjustments to reflect the proper application of SFAS No. 142 in calculating goodwill impairment for a business unit held for sale (as described in this Form 10-Q/A) and the adjustments made to historical financials statements in our fiscal year 2003 Form 10-K to properly account for our UK pension plan are internal control deficiencies that collectively constitute a material weakness (as defined by the American Institute of Certified Public Accountants). Our management and audit committee are assessing the technical expertise and resources in our accounting and internal audit areas to address complex accounting issues and will take such steps as are appropriate to address any deficiencies.

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 32
--------------------------------------------------------------------------------

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

With respect to the election of Directors, each of the following nominees for Directors received the number of votes set forth opposite his name:


                                                                              FOR                 WITHHELD
                                                                           ----------            ----------
              Class I                  James J. Kerley                      4,499,719            9,810,732

              (term expires 2006)      Charles F. Pollnow                  11,400,067            2,910,384

                                       John F. Logan                       11,198,837            3,111,614


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange
                           Act of 1934

DT INDUSTRIES, INC.

PART II.  OTHER INFORMATION
PAGE 33
--------------------------------------------------------------------------------

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

                               DT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DT INDUSTRIES, INC.



Date: March 11, 2004                    /s/  John M. Casper
                                        ----------------------------------------
                                        (Signature)
                                        John M. Casper
                                        Senior Vice President, Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)