Form 10-Q/A
period 2003-12-28
DT INDUSTRIES INC
filed 2004-03-29
CIK 918999

                                  FORM 10-Q/A
                                 Amendment No. 2

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

This Form 10-Q/A (Amendment No. 2) is being filed solely to amend and restate "Item 1. Financial Statements" and to file new certifications pursuant to "Item 6. Exhibits and Reports on Form 8-K."

                                EXPLANATORY NOTE

The Company is filing this Quarterly Report on Form 10-Q/A (Amendment No. 2) for the fiscal quarter ended December 28, 2003 to correct certain information in the Consolidated Financial Statements contained in Item 1 of Part I of the Form 10-Q/A filed with the Securities and Exchange Commission on March 11, 2004 ("Amendment No. 1"). The following balance sheet line items were erroneously transposed (and therefore appeared under the wrong column) in Amendment No. 1 as a result of a financial printer error and should read as follows:

                                           December 28, 2003      June 29, 2003
                                           -----------------      -------------
                                              (restated)
ASSETS

Other assets, net                               $ 3,881               $ 5,265

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of other long-term debt      $    45               $    74

Long-term debt                                  $    31               $    51

Stockholders' equity:
   Unearned portion of restricted stock         $  (114)              $  (178)


Except for the corrected entries in the balance sheet in Item 1 of Part I of this Form 10-Q/A and the filing of updated certifications pursuant to Item 6 of
Part II of this Form 10-Q/A, no other information included in Amendment No. 1 is amended by this Form 10-Q/A. The Company has not updated disclosures in this Form 10-Q/A to reflect any event subsequent to the Company's filing of Amendment No. 1.

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

Signature

DT INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PAGE 2
--------------------------------------------------------------------------------

                                                                                 December 28,        June 29,
                                                                                     2003              2003
                                                                                 -------------     -------------
                                                                                  (Restated)
ASSETS

Current assets:

     Cash and cash equivalents                                                  $       1,798     $       4,912

     Accounts receivable, net                                                          26,656            20,531

     Costs and estimated earnings in excess of amounts billed on uncompleted
          Contracts                                                                    28,865            29,187

     Inventories, net                                                                  10,160            10,375

     Prepaid expenses and other                                                         3,533             4,955

     Assets of discontinued operations (Note 5)                                        25,065            43,650
                                                                                -------------     -------------

          Total current assets                                                         96,077           113,610

Property, plant and equipment, net                                                     26,434            27,197

Goodwill                                                                               63,656            63,817

Other assets, net                                                                       3,881             5,265
                                                                                -------------     -------------

                                                                                $     190,048     $     209,889
                                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Senior secured term and revolving credit facility (Note 6)                 $      47,422     $      39,492

     Current portion of other long-term debt                                               45                74

     Accounts payable                                                                  14,578            12,457

     Customer advances                                                                  5,908             7,494

     Billings in excess of costs and estimated earnings on uncompleted
        contracts                                                                      10,267             5,003

     Accrued liabilities                                                               23,266            22,740

     Liabilities related to discontinued operations (Note 6)                           13,606            17,058
                                                                                -------------     -------------

          Total current liabilities                                                   115,092           104,318

Long-term debt                                                                             31                51

Other long-term liabilities                                                            25,841            24,134
                                                                                -------------     -------------

          Total long-term obligations                                                  25,872            24,185

Commitments and contingencies (Note 12)

Company-obligated, mandatorily redeemable convertible
preferred securities of subsidiary DT Capital Trust holding
solely convertible junior subordinated debentures of the Company                       37,807            37,005

Stockholders' equity:

     Preferred stock, $0.01 par value; 1,500,000 shares authorized; no
          shares issued and outstanding                                                    --                --
     Common stock, $0.01 par value; 100,000,000 shares authorized;
          23,601,732 and 23,647,932 shares issued and outstanding at
          December 28, 2003 and June 29, 2003, respectively                               246               246

     Additional paid-in capital                                                       188,060           188,060

     Accumulated deficit                                                             (133,500)         (103,394)

     Accumulated other comprehensive (loss)                                           (20,845)          (17,836)

     Unearned portion of restricted stock                                                (114)             (178)

     Less - Treasury stock 1,029,688 and 983,488 shares at December
             28, 2003 and June 29, 2003, respectively), at cost                       (22,570)          (22,517)
                                                                                -------------     -------------

          Total stockholders' equity                                                   11,277            44,381
                                                                                -------------     -------------

                                                                                $     190,048     $     209,889
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


                                        DT INDUSTRIES, INC.



Date: March 29, 2004                    /s/  John M. Casper
                                        ----------------------------------------
                                        (Signature)
                                        John M. Casper
                                        Senior Vice President, Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)